Form 10KSB
period 1999-12-31
GATEWAY DISTRIBUTORS LTD
filed 2001-02-21
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______ .

Commission file number: 000-27879
                       ----------

                           Gateway Distributors, Ltd.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)



                  Nevada                                     65-0683539
                  ------                                     ----------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

                500 East Cheyenne Avenue, Las Vegas, Nevada 89030
            --------------------------------------------------------
           (Address of principal executive office including Zip Code)

                                  702-399-4328
                                  ------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X           No
                                ----           -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X ].

The issuer's total consolidated revenues for the year ended December 31, 1999, were $3,910,604

The aggregate market value of the registrant's Common Stock, $0.001 par value held by non-affiliates is not available because the Company has no publically traded market for its stock .

On December 31, 1999, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 6,817,000.

                                                 TABLE OF CONTENTS



                                                                            Page

                               PART I

Item 1.     Description of Business............................................2

Item 2.     Description of Property...........................................19

Item 3.     Legal Proceedings.................................................19

Item 4.     Submission of Matters to a Vote of Security-Holders...............19


                                     PART II


Item 5.     Market for Common Equity and Related Stockholder Matters..........20

Item 6.     Management's Discussion and Analysis or Plan of Operation.........22

Item 7.     Financial Statements..............................................26

Item 8.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..............................................27

                                    PART III


Item 9.     Directors and Executive Officers..................................27

Item 10.    Executive Compensation............................................28

Item 11.    Security Ownership of Certain Beneficial Owners and Management....29

Item 12.    Certain Relationships and Related Transactions....................30

Item 13.    Exhibits, List and Reports on Form 8-K............................31

Signatures....................................................................31

                                     PART I

Item 1.  Description of Business.

Business Development.
--------------------

Gateway Distributors, Ltd. ("Gateway" or the "Company") was incorporated in Nevada on May 26, 1993. In March 1995, the Company purchased all of the assets of The Right Solution, Inc., a California corporation, which had filed for protection from its creditors under Chapter 7 of the United States Bankruptcy Code. The acquisition of those assets was effected as part of the Company's long term strategic plans.

On May 1, 1998, the Company amended its Articles of Incorporation to increase its authorized capital stock to 21,000,000 shares, of which 20,000,000 was designated as Common Stock, and of which 1,000,000 shares were designated as Preferred Stock. Each share of Common Stock outstanding on the effective date of the amendment was automatically converted into 40,000 shares. The board of directors is authorized to fix the number of shares of any series of Preferred Stock, to determine the designation of any such series and to determine or alter the rights, preferences, privileges, qualifications, limitations, and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock. No Preferred Stock has been issued. The amendment effectively eliminated the class of non-voting common stock.

On May 12, 1998, the Company completed the acquisition by merger of Hali Sales Corp., a Delaware corporation ("Hali"), with the Company as the surviving corporation. Hali had limited assets and approximately 970 shareholders of record and was acquired by the Company in order to increase its shareholder base. The Company issued one (1) share of its Common Stock in exchange for each nine and eight hundred four one-thousandths (9.804) shares of Hali common stock issued and outstanding on the effective date of the merger. Hali had no active operations at the time of the merger with the Company.

As of January 4, 1999, the Company acquired certain assets of NuTech International, Inc., a Texas corporation ("NuTech") in exchange for 75,000 shares of the Company's Common Stock (the "NuTech Acquisition"). NuTech is a network marketer that sells nutritional, health and dietary supplements and products. In connection with the NuTech Acquisition, the Company agreed to cause an increase in the number of authorized directors of the Company, to take all steps necessary to nominate Scott McKnight to be a director of the Company and submit such nomination to the Company's shareholders for approval. In addition, the Company agreed that it will engage Aloe Commodities International, Inc. ("ACI") as the exclusive manufacturer of certain product lines which the Company purchased in the NuTech Acquisition.

As of April 1, 1999, the Company acquired certain assets of American Outback, Inc., an Oklahoma corporation ("American Outback") in exchange for 67,400 shares of the Company's Common Stock (the "American Outback Acquisition"). American Outback is a network marketer that sells nutritional, health and dietary supplements and products. In connection with the American Outback Acquisition, the Company agreed that if, between April 1, 1999 and April 1, 2000, the average market price of the Common Stock does not exceed $1.00 per share for any consecutive ten (10) day period, the Company must pay to American Outback the difference of (a) $67,400 and (b) the product of (i) the average of the daily closing prices of the Common Stock during the ten trading days preceding April 1, 2000 and (ii) $67,400. In the event that the stock is not trading by November 1, 1999, American Outback has the option to demand payment of $67,400 or any portion thereof, on terms to be determined by the parties by mutual agreement. The Company's stock was not trading by November 1, 1999. The parties to the agreement have made no demand for payment of the $67,400 as of the date of this filing. Also in connection with the American Outback Acquisition, the Company agreed to take all steps necessary to appoint Jack Akers to the Company's Medical Advisory Board. Further, the Company agreed to use Bush Recipe(R) Emu Oil in all of the Company's products which contain Emu oil and to engage American Outback as the exclusive manufacturer of Bush Recipe(R) Emu Oil, subject to certain terms and conditions. American Outback also granted to the Company a license to use certain trademarks.

As of September 21, 1999, the Company acquired substantially all of the assets and assumed certain liabilities of TeamUp International, Inc., a Nevada corporation ("TeamUp") pursuant to an asset purchase agreement dated as of August 17, 1999 (the "TeamUp Acquisition"). The TeamUp Acquisition purchase price consisted of (i) a stream of cash payments calculated on the basis of the Company's sales of inventory acquired in the TeamUp Acquisition, (ii) a stream of cash payments calculated on the basis of the Company's commissionable sales,
(iii) 650,000 shares of the Company's Common Stock, and (iv) an option to purchase 200,000 shares of the Company's Common Stock at a price of $1.00 per share. The Company agreed that it would repurchase up to 100,000 shares of Common Stock issued as consideration in the TeamUp Acquisition at a price of $1.00 at any time after March 21, 2000. The Company also agreed that if it files a registration statement under the Securities Exchange Act of 1934 for its Common Stock with the Securities & Exchange Commission ("SEC") and the SEC has not declared such registration statement effective on or before September 21, 2001, then the Company will pay $250,000 to TeamUp, or, if TeamUp has been dissolved, to the stockholders of TeamUp, pro rated proportionately.

The Company's principal executive office is located at 500 East Cheyenne Avenue, North Las Vegas, Nevada 89030 and its telephone number is (702) 399-4328.

Business of the Issuer.
----------------------

The Company, doing business as "The Right Solution," is a network marketing company that sells nutritional, health and dietary supplements and products throughout North America and Japan.

The Company's products are marketed through network marketing within the United States and wholesale personal import sales outside the United States. Network marketing enables the Company's independent distributors in the United States (sometimes referred to herein as "Team Members") to earn profits by selling Company products to retail consumers. Distributors may also develop their own distributor downline organizations by sponsoring others to do business in any market where the Company operates, entitling the sponsors to receive overrides or commissions (cash incentives, including royalties and bonuses) on product sales within their downline organizations.

Management believes that its network marketing system is ideally suited to its products, which emphasize a healthy lifestyle, because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, most of whom use the Company's products themselves. The Company's network marketing system appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement family income, start a home-based business or pursue employment opportunities other than conventional, full-time employment.

Growth Strategy

The Company plans to continue capitalizing on its strong operating platform and intends to pursue a growth strategy comprised of the following four principal elements:

Expansion of Product Offerings and Development of New Product Lines. The Company is committed to expanding its product line by developing and offering new products and introducing existing products into markets where they are not currently offered. The timely introduction of new, high quality products creates sales opportunities for distributors, and also serves to generate enthusiasm among distributors and provide them with additional promotional opportunities to sell other Company products. During the past two years, the Company has introduced one hundred fifty (150) new products, bringing the total product line to one hundred eighty one (181) by the close of 1999.

Mergers and Acquisitions. The Company's business plan for 1999 includes growth through mergers and acquisitions. The Company acquired certain assets of two companies, NuTech and American Outback, which carry product lines using Emu Oil and Aloe Vera as key ingredients. In January, the NuTech Acquisition brought in approximately 300 distributors and $15,000 in monthly sales. Included in the purchase were the rights to Aloe #9 for Japan and the United States, NuTech's entire inventory and its distribution system. The American Outback Acquisition brought in approximately 1,300 distributors, 450 of whom were on monthly autoship. Monthly sales from this transaction are averaging approximately $19,000.

In September 1999, the Company purchased substantially all of the assets of TeamUp, which assets included product lines such as Femme, Natural Immunity and Trim Easy. The TeamUp Acquisition has brought in approximately 4,860 active distributors, 140 of whom are on monthly autoship. The TeamUp Acquisition is expected to bring in approximately $200,000 in monthly sales.

These  acquisitions  expanded the  distributor  base,  increasing  monthly sales volumes, and gave the Company a broad base of new products and existing inventory. Throughout each of these transitions, the majority of distributors and customers were retained. The Company intends to continue to look for opportunities to merge or purchase smaller companies that have active distributors and sales volumes, but are struggling with growth due to lack of financing. The Company's strategy is to target companies that are in trouble financially, lack product inventories, but which have active distributors and sales. Potential companies must be compatible to the Company's marketing system and must merge into the Company's compensation plan.

Expansion Into New Markets. The opening of new markets is an important component of the Company's business strategy. In 1997, the Company commenced operations in Japan on a personal import basis. During 1999, Japan contributed approximately 45% of the Company's total sales. The Company believes there are numerous additional markets in which its network marketing system and products may prove successful. The Company evaluates new markets based, in part, on the Company's ability to create a distributor base in the potential markets. In determining when and where to open new markets, the Company will continue to seek to minimize the impact on distributor focus in existing markets and to ensure that adequate distributor support services and other Company systems are in place to support the growth. Although the Company intends to expand into new markets, there can be no assurance that the Company can open markets on a timely basis or that such new markets will prove to be profitable. Significant regulatory and legal barriers must be overcome before marketing can begin in any new market. In addition, expansion of the Company's operations into new markets requires substantial working capital and capital expenditures associated with both the regulatory compliance and operations phases of the process. The lead-time and costs associated with opening anticipated new markets may significantly exceed those of entering new markets in the past due to greater regulatory barriers, the necessity of adapting to entirely new regulatory systems and problems related to entering new markets with different cultural bases and political systems from those encountered in the past. The Company is informed that the lead-time necessary to open a new market is generally up to one year, but may be more.

Enhancement of Sales and Motivational Training. The Company will continue to seek increased sales opportunities through its network marketing system by utilizing extensive training and motivational programs. The Company will also hold extravaganzas and other large scale events and numerous training and motivational programs. The Company has formed an alliance with OMC, Inc., a Japanese corporation, to act as its communications/marketing firm for Asia. OMC, Inc. currently performs work for companies such as Sony, Panasonic, and Honda. In addition, the Company will continue to offer extensive training programs through various methods of communication, including Company-sponsored conferences and seminars, live teleconferences, prerecorded telephone message services, fax-on-demand systems, broadcast faxes, printed materials, and the Company's Internet web site, featuring on-line ordering and volume checks.

Products and Services

The Company markets and distributes approximately thirty (30) different nutritional and/or health products. The products which the Company sells are intended to provide nutritional supplementation to the products users; the products are not intended to diagnose, treat, cure or prevent any disease.

The Company's core products can be divided into six categories: Health Pack, Immune Pack, Heart Pack, Weight Loss Pack, and Specialized Products. The following is a description of some of the Company's primary products within those six categories:

Health Pack

Armor Gard(TM). Armor Gard(TM) is a special combination of herbs, vitamins, minerals and other nutrients designed to strengthen the body with a focus on the immune system. Armor Gard(TM) was created to combine micronutrients and specific herbal ingredients together to offer added health support and enhance the body's various functions.

Body Balance. Body Balance contains potassium and over sixty (60) other minerals in an ionic form. The ionic form is believed to increase the absorption rate of the minerals. The product is designed to supplement diet and provide minerals and trace minerals which are believed to be essential to the human body but absent in normal food supplies.

Buffered Vitamin C. Buffered Vitamin C is a corn-free, purely beet derived ascorbic acid, designed especially for allergic individuals. This product contains Calcium, Magnesium and Potassium whose carbonates and bicarbonates are designed to cause a buffering action to help eliminate the stomach upset which can occur from the acidity normally found in Vitamin C.

Fortress Plus(TM) Fortress Plus(TM) is a formulation of antioxidants, vitamins, minerals and herbal nutrients that are intended to help offset the potential for premature aging. It is intended that the antioxidants neutralize unwanted free radicals in the body.

Mineral Magic Ionic Minerals. Mineral Magic Ionic Minerals contains CoQ10 and over sixty (60) minerals in an ionic form. The ionic form is believed to increase the absorption rate of the minerals. The product is designed to supplement diet and provide minerals and trace minerals which are believed to be essential to the human body but absent in normal food supplies.

Oxygen Plus. Oxygen Plus is a formula of stabilized oxygen designed to purify water. It is manufactured from water, sodium chloride, sodium carbonate and sodium sulfate.

RFV 29(TM) RFV 29(TM) is a combination of rain forest herbs. The ingredients are twenty-nine (29) essential vitamins and minerals and other significant botanicals, twelve (12) of which come from the Brazilian Rain Forest. RFV 29(TM) is designed to be a highly absorbable source of vitamins and minerals with generous amounts of micronutrients.

Vita-Greens. Vita-Greens is an all-natural "super-green" dietary supplement powder designed to provide vitamins, minerals, enzymes, trace minerals, antioxidants and essential amino acids. This dehydrated product provides plenty of nutrients from their natural source for the body.

Immune Pack

Body Gard With Lactoferrin. Body Gard With Lactoferrin is a combination of colostrum, echinacea and lactoferrin. Lactoferrin is a naturally occurring, iron binding protein. It is the second most abundant protein in human colostrum, the first milk secreted at the termination of pregnancy. It also is involved in the metabolism and regulation of iron. Body Gard comes in tablet form.

Cytolog(TM) Cytolog(TM) is a liquid colostral derivative which contains infopeptides. Infopeptides are chains of amino acids found in the human body. Persons who have used Cytolog(TM) report a return to wellness from an adverse health condition or a reduction in lapses in good health.

Myco-Enhance Mushrooms. Myco-Enhance Mushrooms is a combination of six different medicinal mushrooms which are organically grown in a germ-free environment plus a high potency Vitamin C. The mushrooms produce antiviral and antibacterial compounds to protect themselves against invading pathogens. Here are a few specific examples of the documented attributes of each mushroom:

o Reishi: In China, preparations made from the reishi mushroom are used on a daily basis to promote heath, sound sleep and to increase resistance to infections and heart disease.

o Shiitake: In Japan, preparations made from shiitake are used regularly to treat any illness involving a depressed immune system. Shiitake is also used to soothe bronchial inflammation, regulate incontinence and lower high cholesterol.

o        Cordyceps sinensis: This especially helpful for treating chronic cough,
         asthma,   and  other   respiratory   conditions   while  acting  as  an
         antibacterial agent.

o Maitake: This mushroom has the ability to lower high blood pressure, stabilize blood sugar in diabetics, and protect against liver damage.

o        Coriolus versicolor (also known as Trametes  versicolor):  In China, C.
         versicolor is used widely to treat infection and/or inflammation of urinary, digestive, and upper respiratory tracts, as well as liver ailments that include chronic active hepatitis and hepatitis B.

o Schizophyllum commune: S. commune is prescribed regularly in Japan to treat cancer patients. In addition, it's currently being studied as a treatment for chronic fatigue syndrome and has shown significant antibacterial activity useful in fighting Staphylococcus aureus, Escherichia coli, and Klebsiella pneumoniae.

Heart Pack

Smart Heart(TM). The Smart Heart(TM) Kit consists of a Smart Heart(TM) Fiber Drink, Smart Heart(TM) Herbal Tablets, and a Smart Heart(TM) Metabolic Formula. The Smart Heart(TM) Fiber Drink contains three (3) types of soluble natural fibers which provide benefits to cardiovascular health. The Smart Heart(TM) herbal Tablets provide antidioxants and minerals associated with healthy hearts and reduced risk of disease. The tablets are formulated in a base of Ayurvedic herbs used in India to strengthen the heart and improve circulation. The Smart Heart(TM) Metabolic Formula contains folic acid, Vitamin B12 and Vitamin B6, demonstrated in animal and human studies to reduce homocysteine production in the blood.

Weight Loss Pack

Body Trim 1-2-3(TM). Body Trim 1-2-3(TM) is a formulation of components which may be used individually for specific weight management purposes or together for a complete program. Body Trim 1(TM) combines eight components, including calcium pyruvate and chitosan, which are intended to increase strength and training intensity, decrease body fat, enhance weight loss, increase lean body mass, increase body protein uptake and bind fats and lipids before they are absorbed through the digestive system. Body Trim 2(TM) is a weight management program focused on increasing the metabolic rate of the user. Body Trim 3(TM) is a blend of nineteen herbs with detoxifying properties that are intended to facilitate the cleansing of toxins.

The Lite Solution(TM). The Lite Solution(TM) is an herbal formula made up of a formulation of herbs, and it is designed to make the body's metabolism work more efficiently, increase energy levels and satisfy feelings of hunger.

Crystal Spring Counter Top Water Filtration System. The Crystal Spring Counter Top Water Filtration System is a filtration system designed to reduce lead, chlorine and other organic chemicals and to provide cleaner, more drinkable water.

Crystal Spring Shower Filtration System. The Crystal Spring Shower filtration System is a filtration system designed to reduce chlorine, enhance pH balance and improve the water quality of shower water.

Specialized Products

Arthred(TM). Arthred(TM)is a patented, pre-digested collagen product designed to nutritionally encourage and support healthy joint function. Arthred(TM)is a source of collagen developed in Germany. Arthred(TM)comes in a powder form and is taken as a dietary supplement.

Calcium Elenolate. This product is derived from olive leaf extract. A compound from the leaf, oleuropein, and its chemical agent, elenolic acid, is believed to have antibacterial properties and is an antioxidant.

Cellution(TM) Body Toning Cream. Cellution (TM) Body Toning Cream is a scientific achievement in skin care which gives a silky, supple appearance to problem areas, such as the thighs, hips, buttocks and upper arms. Beneath the human skin lies a layer of fatty tissue. This fat can be deposited in a manner which causes a "dimpled" appearance in the skin, known as cellulite. Women are more susceptible to fat being deposited in this manner than men. Cellution (TM) has been clinically tested as a contouring and body toning cream to aid in the reduction of cellulite and to give the skin a more youthful appearance. It has been found to be safe, effective and easy to use.

Detox Tea(TM). Detox Tea(TM)is a blend of nineteen herbs. Users of Detox Tea(TM)have reported increased energy, loss of fat and improved overall health.

DHA Omega-3 Fish Oil. DHA (or docosahexaeonic acid) is an Omega 3 fatty acid and is prepared from the oil of tuna. Omega 3 fatty acids are essential, meaning that the body cannot manufacture them from other fats, and are important for maintaining the proper function of cell membranes, particularly in the retina and the brain.

Modified Citrus Pectin. Modified Citrus Pectin is a form of pectin, which is a soluble component of plant fiber derived from citrus fruits. It is believed that Modified Citrus Pectin improves the function of natural killer cells and other immune system compounds, and that it may act as an "anti-adhesive agent," preventing certain cell interactions.

Organic Germanium. Organic Germanuim is a mineral whose atomic structure readily accepts and transmits electrons and may have the ability to stimulate electrical impulses. Organic Germanium may promote better circulation, increased oxygen flow, and utilization.

PR10(TM). PR10(TM) is a formula in which capsaicin (a natural pain relieving analgesic) is blended with seven herbs to aid in analgesia and healing. PR10 is used to combat pain from arthritis, muscle spasm and inflammation.

ProzaPlex(TM) ProzaPlex(TM) is a product designed to provide those herbal ingredients which are believed to most effectively support good emotional and mental health. Its active ingredient is St. Johnswort, an herb which is reported has being a safe and viable alternative to conventional antidepressant drugs.

Wild Yam Lotion For Men. Wild Yam Lotion For Men is a lotion which has been formulated with natural ingredients to assist in the balance of hormones in the male body.

Ymotion - The Original Wild Yam Cream. Ymotion is a moisturizing cream containing extract from the wild yam plant. This extract contains diosgenin, which is believed to help balance the hormonal cycles in women and may be a factor in the bone building process. The specific herbs contained in Ymotion may also help relieve symptoms of premenstrual syndrome and menopause.

Additional Products - NuTech and American Outback

With the NuTech and American Outback Acquisitions, approximately fifty (50) additional products have been added which have product formulations based on #9 Aloe Vera and Bush Recipe(R) Emu Oil.

#9 Aloe Vera. The Aloe Vera in the Company's products is organically grown in the rich volcanic soil of Costa Rica and is processed within twenty-four hours of harvesting. The Company believes that, due to the state of the art processing procedures used in the Aloe Vera-based products which it sells, the quality of its Aloe Vera products are vastly superior to those of other sellers of Aloe Vera-based products.

Bush Recipe(R) Emu Oil. Emu oil is easily absorbed and transported through the fatty tissue of the skin, making it an excellent vehicle for delivering other therapeutic substances via topical application. Furthermore, it is noncomedogenic, which means it doesn't clog pores. Bush Recipe(R) Emu Oil is non-diluted and contains all of its natural properties. It is believed that the natural form of emu oil is far superior to the pharmaceutical grade, which has been processed so as to be clear and odorless.

The product formulations based on these two ingredients include nutritional supplements, such as Nu-Aloe (an energy drink) and Super Anti-oxidant (a vitamin tablet), skin care products targeting normal/dry and oily skin types, including Non-Surgical Face Lift, and personal care products, including shampoo and aromatherapy products.

Additional Products - TeamUp International

With the TeamUp Acquisition, the Company added several new products, including Femme, Foundational Health Programs, Natural Immunity, Superfood and Trim Easy.

Femme. Femme is a generic herbal tonic for women. It contains Dong Quai, Chaste Tree, Wild Yam and other herbs. Femme is intended to relieve the symptoms particular to women's health, such as pre-menstrual syndrome and menopause.

Foundational Health Programs. The TeamUp Foundational Health Programs are a series of programs designed to improve general health. There are three separate programs, one of which is designed to strengthen and make more efficient the user's bowels. The second is designed to remove old waste and fecal matter, years of accumulation from the bowel. The final program is designed to pass more fiber to the diet for healthier bowel movements.

Natural Immunity. Natural Immunity is a formula which contains Echinacea, Siberian Ginseng and a variety of mushrooms. It is designed to stimulate the immune system and promote general health.

Superfood. Superfood is a vitamin supplement containing Spirulina, alfalfa, wheat grass, barley, beets, purple dulse seaweed and a nutritional yeast. The ingredients are organically grown. It is designed to have a higher absorption rates than other vitamin and mineral supplements.

Trim Easy. Trim Easy is a pure herbal product containing Ma Huang, Salix Alba and kelp. It is designed to accelerate the rate at which the body metabolizes fat by means of thermogenesis.

Crystal Spring Counter Top Water Filtration System. The Crystal Spring Counter Top Water Filtration System is a filtration system designed to reduce lead, chlorine and other organic chemicals and to provide cleaner, more drinkable water.

Crystal Spring Shower Filtration System. The Crystal Spring Shower Filtration System is a filtration system designed to reduce chlorine, enhance pH balance and improve the water quality of shower water.

Services

Product Return Policy for Retail Customers. The Company has a 100% money-back guarantee on all of its products for retail customers. It is the responsibility of each Team Member to refund the purchase price to any unsatisfied customer. The customer's request must be made within 30 days of the date of the product purchase to be valid. If the product was used, the empty or partially filled container must be returned to the Company. Upon receipt of the container and a copy of the customer's retail sales receipt with their name, address and telephone number, the Company will promptly send a replacement to the Team Member. The Company does not make cash refunds. The Company's product return policy for retail customers has been approved by the Direct Selling Association (the "DSA"), a national industry trade organization of network marketing companies whose objective is to provide aid, support and guidance to the network marketing industry.

Product Return Policy for Team Members. A Team Member who is dissatisfied with a product may request a refund or credit within 30 days of the date of the product's purchase. Full, partially full and empty bottles are eligible for refund. However, only one partially filled or empty container per individual product will be honored. Unused products purchased during this same period are eligible for refund if they are in the original packaging, factory sealed and in resalable condition. Shipping expenses are not eligible for refund. The Company's product return policy for Team Members has been approved by the DSA.

Product Market. The nutritional supplement industry is growing and management believes it is due primarily to heightened public awareness of the positive effects of vitamins and other nutritional supplements. Many individuals are now using nutritional supplements as a means of preventive health care. Retail sales of nutritional supplements increased from approximately $3.5 billion in 1991 to approximately $4.2 billion in 1993, as reported by The Overview of Nutritional Supplement Market prepared by the Council for Responsible Nutrition. Furthermore, industry trade sources estimated that worldwide sales of nutritional supplements were $4.7 billion in 1994 and $5.3 billion in 1995, respectively.

Distribution and Marketing

The Company's products are distributed primarily through a network marketing system, consisting of an extensive network of distributors. Distributors are generally independent contractors who purchase products directly from the Company for personal use or for resale to consumers within the United States. Distributors may elect to work on a full-time or part-time basis. The Company believes that its network marketing system appeals to a broad cross- section of people worldwide, particularly those seeking to supplement family income, start a home-based business or pursue employment opportunities other than conventional, full-time employment, and that a majority of its distributors work on a part-time basis. The Company believes that its network marketing system is ideally suited to marketing its products because ongoing personal contact between consumers and distributors strengthens sales of such products.

Within the United States, distributors may earn profits by purchasing the Company's products at wholesale prices (which are discounted 50% from suggested retail prices) and selling the Company's products to customers at suggested retail prices. All distributors, both inside and outside the United States, who sponsor new distributors and establish their own downline organizations may earn commissions on product sales on their entire downline. There is no limit on the number of downline levels from which a distributor can generate commissions.

To become a distributor, a person must be sponsored by an existing distributor, pay an annual fee (which is currently $7.95), and be placed into a Tracking Center, which is a point from which the Company "tracks" the sales volume of the distributor and the sales volume of a distributor's downline organization. Only two distributors (one on the "left side" and one on the "right side") are first level to a Tracking Center. Thereafter, personally sponsored distributors are placed in the downline on the sponsor's left or right side, as decided by the sponsor. In order to receive any commissions or bonuses from a Tracking Center, a distributor must make an initial purchase of $100 in personal purchase volume. To maintain qualification for any commissions or bonuses, a distributor must purchase a minimum of $100 or a maximum of $200 of the Company's products every twenty-eight (28) days. All distributors are allowed to participate in the Company's growth by sponsoring new distributors.

The Company computes the wholesale volumes purchased by the distributors in qualified Tracking Centers at the close of each business day during the 28-day cycle. Separate volumes are maintained for the left and right sides of each Tracking Center. When the volumes on the lowest side of the Tracking Center reaches $700 (the first pay step), a $100 commission will be generated to the distributor. When the volume on the lowest side accumulates to $2,200, an additional $250 commission will be paid. At a total volume of $3,700 on the lowest side, an additional $250 commission is generated. When the lowest side reaches $5,500 (the last pay step in the cycle), the final $250 commission is paid. This is a cumulative total of $850.

Upon reaching the $5,500 dollar level (or "cash out"), all of the volume on the lowest volume side will be flushed and $5,500 will be flushed from the strong leg. The remaining volume in the strong leg will not exceed $11,000. The commission cycle then begins all over again. This cycle can be completed as often as once per business day. There is no time restriction as to how long it may take to complete this cycle. As long as qualification is maintained, the accumulated volumes will be preserved. Product returns from the downline will be debited against volume at the time the return is processed.

Distributors may qualify for a $150 "leadership bonus" each time one of the distributor's Tracking Centers completes a pay cycle (cashes out) on the same day as any personally sponsored distributor also completes a pay cycle. This bonus applies only to those Tracking Centers of personally sponsored distributors and is limited to $150 per day per sponsored distributor.

A distributor may sign up for an "Autoship Program" which helps protect distributors from losing qualification by automatically shipping them a qualifying order within their 28-day cycle. In addition, when a distributor signs up for the Autoship Program, the distributor becomes qualified to receive a bonus (the "Right Start Bonus") for each new personally sponsored distributor. The amount of the Right Start Bonus will be 25% of the new distributor's first order. A distributor within the Autoship Program is also qualified to receive an additional Right Start Bonus when that personally sponsored distributor signs up for the Autoship Program. The amount of the additional Right Start Bonus will be 25% of that distributor's first Autoship order, up to a maximum bonus of $75.

When any Tracking Center progresses completely through the commission cycle (cashes out) for the first time, the Company will authorize the distributor to re-enter the downline with two new Tracking Centers at the distributor's discretion which may be positioned anywhere at the bottom of the distributor's downline. Re-entry may occur at any time. The qualification of multiple Tracking Centers is $200 of personal purchase volume by the distributor per each 28-day cycle.

The Company has also established the "Right Solution Rewards Program," which offers an increasing amount of cash bonuses and other awards based upon the number of cycles a distributor completes.

The following table sets forth the approximate number of the Company's distributors at the dates indicated:


                                                1999        1998        1997
                                                ----        ----        ----
Approximate Number of Total Distributors       34,623      30,624      20,484
Number of Distributors Ordering                 6,297       7,814      13,714

The Company maintains a computerized system for processing distributor orders and calculating distributor commission and bonus payments which enables it to remit such payments to distributors weekly. The Company believes that prompt remittance of royalties is vital to maintaining a motivated network of distributors and that its distributors' loyalty to the Company has been enhanced by the Company's history of consistently making royalty and bonus payments on a scheduled basis.

Internet.   The   Company   maintains   a  site  on  the   World   Wide  Web  at
"www.rightsolution.com." The Company has enhanced the system to allow on-line ordering and volume checks by the distributors.

Marketing. Each distributor is responsible for sales of the Company's product within his or her downline. The Company relies on word of mouth and testimonials from previous or existing customers for its primary advertising. The Company has developed sales materials which have been professionally prepared by a graphic designer and reviewed for DSA and regulatory compliance. These sales materials include product descriptions, written in both English and in Japanese.

Sponsoring. The Company has established a system for the sponsoring of new distributors. The Company prepares communication and educational training materials for distributors to assist in the sponsoring of new distributors. The Company also engages in weekly conference calls with distributors and sends a newsletter to its distributors. The Company has an established advisory board for assistance and consultation in connection with sponsoring matters.

Product Distribution. The Company's products are distributed to all markets from the Company's warehouse located in North Las Vegas, Nevada.

Competition

The Company is subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market nutritional, health and dietary supplements, as well as those which market other types of products. Some of the Company's competitors are substantially larger and have available considerably greater financial resources than the Company. The Company's ability to remain competitive depends, in significant part, on the Company's success in sponsoring and retaining distributors through an attractive compensation plan and other incentives. The Company believes that its bonus availability program, recognition and rewards program and other compensation and incentive programs provide its distributors with significant earning potential. However, there can be no assurance that the Company's programs for recruitment and retention of distributors will be successful.

The market for nutritional, health and dietary supplements is characterized by extensive competition, frequent new product introductions, short product life cycles, rapid price declines and eroding profit margins, and changing customer preferences. This market segment includes numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers, both in the United States and Japan. The market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market. The Company expects to continue to face substantial competition in its efforts to successfully capture a significant share of the market. There are a number of companies that currently offer competing products, and it can be expected that additional competing products will be introduced by other companies in the future. In addition, there are a variety of channels of distribution for nutritional supplements other than through network marketing and distribution systems, including direct response marketing, specialty retail health and nutrition stores, drug stores and supermarkets. Many of the Company's existing and potential competitors have greater financial, marketing, distribution, and research capabilities than the Company. The performance of the Company will depend on its ability to develop and market new products that can gain customer acceptance and loyalty, as well as its ability to adapt its product offerings to meet changing pricing considerations and other market factors. The Company attempts to differentiate itself from competitors by adhering to its "mission statement" which reads as follows:

"The Right Solution will distribute the finest life-enhancing products in the world. Through effective leadership, management and entrepreneurial marketing, we will provide an opportunity to our Team Members, customers and employees to earn a fair profit on their investment of time and money."

Product Manufacturing and Development

The Company anticipates continuing to expand its product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, the Company's executives, staffs, consultants, and outside parties. In advance of introducing products into its markets, the Company consults its Medical Advisory Board, comprised of Ken Kroll, M.D., FICS., Hiroshi Mitsuoka, M.D., Betty Kamen, Ph.D., and Jack Akers, M.D., Ph.D. for advice. In addition, local counsel and other representatives retained by the Company investigate product formulation matters as they relate to regulatory compliance and other issues.

All of the Company's products are provided by outside companies. NutriCology, Inc. ("NutriCology") currently manufactures most of the Company's powder, tablet, and capsule products. The agreement provides, among other things, the ability for the Company to source and develop products with other manufacturers. As a result of the NuTech Acquisition, the Company has agreed to engage ACI as the exclusive manufacturer of certain product lines which the Company purchased in the NuTech Acquisition. Also, as a result of the American Outback Acquisition, agreed to engage American Outback as the exclusive manufacturer of Bush Recipe(R) Emu Oil. The Company's ownership of product formulations and trademarks for substantially all of the Company's nutritional products gives the Company has the option to seek additional manufacturers, including ACI, Gourmet Mushrooms, Horizon Labs, Paragon Labs, Protein Research, and Traco Labs.

The Company's ability to enter new markets and sustain satisfactory levels of sales in each market has been in the past and is likely to continue to be dependent in significant part upon its own ability and the ability of its manufacturers to develop new products and reformulate existing products for introduction into the Company's markets. Beginning in 1998, the Company has significantly expanded its in-house product research and development and product formulation staff, which now consists of several employees of the Company, its Medical Advisory Board, and various consultants, who are increasingly involved in such activities.

The Company owns the proprietary rights to substantially all of its health and nutritional supplements' formulations and trademarks. The Company has formed several alliances with its manufacturers to assure, among other things, that products are organically grown and that inventory levels will remain constant. However, there can be no assurance that another company will not replicate one of the Company's products.

Insurance

Although the Company does not engage in the manufacture of any of the products it markets and sells, the Company could be exposed to product liability claims. The Company has not had any such claims to date. Although the Company maintains a limited amount of product liability insurance, each of the Company's manufacturers provides additional insurance of at least two million dollars covering products which the Company sells. There can, however, be no assurance that the Company will not be subject to claims in the future or that available insurance coverage will be adequate. A partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, would have a material adverse effect on the Company.

Trademarks

The Company has received federal trademark registration for THE RIGHT SOLUTION(R). The following products have trademark applications pending: ARMOR GARD(TM), ARTHRED(TM), BODY TRIM 1-2-3(TM), CELLUTION(TM), CYTOLOG(TM), DETOX TEA(TM), FORTRESS PLUS(TM), THE LITE SOLUTION(TM), PR10(TM), PROZAPLEX(TM), RFV 29(TM), SMART HEART(TM), all Bush Recipe products and all Emu Oil products which were purchased from American Outback, and all Aloe products which were purchased from NuTech International. The Company intends to continue to seek trademark protection for a number of the products and brand names under which the Company's products are marketed, where applicable. There can be no assurance that such protection will be obtained. The Company will be required to rely upon common law concepts of confidentiality and trade secret laws to protect its product formulations. There can be no assurance that the foregoing will protect the formulations or provide adequate remedies for the Company in the event of unauthorized use or disclosure of such formulations, or that others will not be able to independently develop such formulations. The Company intends to obtain international trademarks, particularly Japanese trademarks, as the Company enters foreign markets. Trademark registrations are either issued or pending in the United States Patent and Trademark Office and in comparable agencies in many other countries. The Company considers its trademarks and trade names to be an important factor in its business.

The Company will be required to rely upon common law concepts of confidentiality and trade secret laws to protect its product formulations. There can be no assurance that the foregoing will protect the formulations or provide adequate remedies for the Company in the event of unauthorized use or disclosure of such formulations, or that others will not be able to independently develop such formulations. Except for ARTHRED(TM), the Company's product formulations are not protected by patents and are generally not patentable.

Government Regulation

The  Company  is  subject  to  and  affected  by  extensive  laws,  governmental regulations, administrative determinations, court decisions and similar constraints (as applicable, at the federal, state and local levels) including, among other things, regulations pertaining to (i) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of the Company's products, (ii) product claims and advertising (including direct claims and advertising by the Company as well as claims and advertising by distributors, for which the Company may be held responsible), (iii) the Company's network marketing system, (iv) transfer pricing and similar regulations that affect the personal import laws, and (v) taxation of distributors, which in some instances may impose an obligation on the Company to collect the taxes and maintain appropriate records.

Products.

The formulation, manufacturing, packaging, storing, labeling, advertising, distribution and sale of the Company's products are subject to regulation by one or more governmental agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture ("USDA"), the Environmental Protection Agency ("EPA") and the United States Postal Service. The Company's activities are also regulated by various agencies of the states and localities. The FDA, in particular, regulates the formulation, manufacture and labeling of foods and dietary supplements, such as those distributed by the Company. FDA regulations require manufacturers and distributors of certain products to meet relevant good manufacturing practice ("GMP") regulations for the preparation, packing and storage of these products. GMP's for dietary supplements have yet to be promulgated, but are expected to be proposed. The Company does not anticipate that the promulgation of any GMP's for dietary supplements would have a material impact on the Company.

The 1994 Dietary Supplement Health and Education Act ("DSHEA") revised the provisions of the Federal Food, Drug and Cosmetic Act ("FFDCA") concerning the composition and labeling of dietary supplements and, the Company believes, is generally favorable to the dietary supplement industry. The legislation creates a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient (i.e., one not on the market before October 15, 1994) will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers of dietary supplements that make certain types of statements on dietary supplements, including certain product performance claims, must have substantiation that such statements are truthful and not misleading.

The majority of the products marketed by the Company are classified as dietary supplements under the FFDCA. In addition, the adoption of new regulations in any of the Company's markets, or changes in the interpretation of existing regulations, could have a material adverse effect on the Company. In September 1997, the FDA issued regulations governing the labeling and marketing of dietary supplement products. The regulations cover the following: (1) the identification of dietary supplements and their nutrition and ingredient labeling; (2) the terminology to be used for nutrient content claims, health content claims, and statements of nutritional support; (3) labeling requirements for dietary supplements for which "high potency" and "antioxidant" claims are made; (4) notification procedures for statements on dietary supplements; and (5) pre-market notification requirements for new dietary ingredients in dietary supplements. The notification procedures became effective in November 1997, while the new labeling requirements became effective in March 1999. The Company was required to revise a substantial number of its product labels by the effective date. The cost to the Company of such revisions was approximately $30,000. In addition, the Company is required to continue its ongoing program of securing substantiation of its product performance claims and of notifying the FDA of certain types of performance claims made for its products.

In addition, in certain markets, including the United States, claims made with respect to dietary supplements or other products of the Company may change the regulatory status of the products. In the U.S., for example, it is possible that the FDA could take the position that claims made for certain of the Company's products place those products within the scope of an FDA "over-the-counter" ("OTC") drug monograph. OTC monographs prescribe permissible ingredients and appropriate labeling language, and require the marketer or supplier of the products to register and file annual drug listing information with the FDA. In the event that the FDA asserted that product claims for some of the Company's products caused them to fall within the scope of OTC monographs, the Company would be required either to comply with the applicable monographs or change the claims made in connection with the products. There can be no assurance that the Company could do so effectively, or that any such changes would not adversely affect sales and marketing of an affected product. The Company's substantiation program involves compiling and reviewing the scientific literature pertinent to the ingredients contained in the Company's products.

As a marketer of food and dietary supplements and other products that are ingested by consumers, the Company is subject to the risk that one or more of the ingredients in its products may become the subject of adverse regulatory action. For example, on April 10, 1996, the FDA issued a statement warning consumers not to purchase or ingest dietary supplements containing ephedrine (found in the ingredient Ma Huang) that are claimed to produce such effects as euphoria, heightened awareness, increased sexual sensations or increased energy, because these products pose significant adverse health risks, including dizziness, headache, gastrointestinal distress, irregular heartbeat, heart palpitations, heart attack, strokes, seizures, psychosis, and death. The Company does not market either of its products containing Ma Huang (Trim Easy and Lite Solution) with any of these claims. On June 4, 1997, the FDA issued a proposed regulation for dietary supplements containing ephedrine alkaloids. The proposed regulation would prohibit dietary supplements containing eight milligrams or more of ephedrine alkaloids per serving, and would not permit such products to contain any other stimulant, diuretic, or laxative ingredients. In addition, labeling of supplements would be prohibited from suggesting or recommending conditions of use that would result in an intake of eight milligrams or more of ephedrine alkaloids within a six-hour period, or a total daily intake of 24 milligrams or more. The FDA proposal would also require a warning not to take the product for more than seven days, and would prohibit the supplements from being represented, either expressly or implicitly, as being suitable for long-term uses, such as for weight loss or body building. Similarly, claims for increased energy, increased mental concentration, or enhanced well-being that encourage the consumer to take more of the product to achieve more of the purported effect would be required to be accompanied by a warning stating that taking more than the recommended serving may cause a heart attack, stroke, seizure, or death.

The Company is reviewing the possible impact of the FDA proposal, if it is finalized in its current form, upon the Company's continued marketing of either of its products containing Ma Huang. In response to the proposal, or to a final regulation which is substantially similar to the proposal, the Company may be required to (i) withdraw or reformulate its products with reduced ephedrine levels, or with a substitute for Ma Huang, (ii) re- label its products with different warnings or revised directions for use, and/or (iii) not make certain statements, possibly including weight loss, with respect to any of its products containing Ma Huang. Even in the absence of an FDA final regulation, the Company may elect to reformulate and/or re-label its products containing Ma Huang. While the Company believes that its products containing Ma Huang could be reformulated and re- labeled, there can be no assurance in that regard or that reformulation and/or re-labeling would not have an adverse effect on sales of such product.

Some of the products marketed by the Company are considered conventional foods and are currently labeled as such. Both this category of products and dietary supplements are subject to the Nutrition, Labeling and Education Act ("NLEA"), and regulations promulgated thereunder, which regulates health claims, ingredient labeling, and nutrient content claims characterizing the level of a nutrient in the product.

The FTC, which exercises jurisdiction over the advertising of all the Company's products, has in the past several years, instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials, such as those which are utilized by the Company. While the Company has not been the target of FTC enforcement action for the advertising of its products, there can be no assurance that the FTC will not question the Company's advertising or other operations in the future. In November of 1998, the FTC issued a guide for the dietary supplement industry, describing how the FTC applies the law which it administers to dietary supplements advertisements. It is unclear whether the FTC will subject such advertisements, including those of the Company, to increased surveillance to ensure compliance with the principles set forth in the guide.

Through its manuals, seminars and other training materials and programs, the Company attempts to educate its distributors as to the scope of permissible and impermissible activities in each market. The Company also investigates allegations of distributor misconduct. However, the Company's distributors are independent contractors, and the Company is not able to directly monitor all distributor activities. As a consequence, there can be no assurance that the Company's distributors will comply with applicable regulations. Misconduct by distributors could have a material adverse effect on the Company in a particular market or in general.

In markets outside the United States, including Japan, prior to commencing operations or marketing its products, the Company may be required to obtain approvals, licenses, or certifications from a country's ministry of health or comparable agency. Approvals or licensing may be conditioned on reformulation of the Company's products for the market or may be unavailable with respect to certain products or product ingredients. The Company must also comply with local product labeling and packaging regulations that vary from country to country. To date, the Company has retained legal counsel in Japan to provide opinions as to the Company's compliance laws and regulations.

The Company is unable to predict the nature of any future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and additional scientific substantiation regarding product ingredients, safety or usefulness. Any or all such requirements could have a material adverse effect on the Company's results of operations and financial condition.

Network Marketing System.

The Company's network marketing system is subject to a number of federal and state regulations administered by the FTC and various state agencies. Regulations applicable to network marketing organizations are generally directed at ensuring that product sales are ultimately made to consumers and that advancement within such organizations be based on sales of the organizations' products rather than investments in the organizations or other non-retail sales related criteria. For instance, in certain markets there are limits on the extent to which distributors may earn commissions on sales generated by distributors that were not directly sponsored by the distributor. Where required by law, the Company obtains regulatory approval of its network marketing system or, where such approval is not required, the favorable opinion of local counsel as to regulatory compliance. However, the Company remains subject to the risk that, in one or more of its markets, its marketing system could be found not to be in compliance with applicable regulations. Failure by the Company to comply with these regulations could have a material adverse effect on the Company in a particular market or in general.

The Company is also subject to the risk of private party challenges to the legality of its network marketing system. For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the "multi- level marketing" program of Omnitrition International, Inc. ("Omnitrition") was challenged in a class action by certain Omnitrition distributors who alleged that Omnitrition was operating an illegal "pyramid scheme" in violation of federal and state laws. The Company believes that its network marketing system satisfies the standards set forth in the Omnitrition case and other applicable statutes and case law defining a legal marketing system, in part based upon significant differences between the Company's marketing system and that described in the Omnitrition case. Further, it is an ongoing part of the Company's business to monitor and respond to regulatory and legal developments, including those that may affect its network marketing system. However, the regulatory requirements concerning network marketing systems do not include "bright line" rules and are inherently fact-based. An adverse judicial determination with respect to the Company's network marketing system could have a material adverse effect on the Company. Among other things, such a determination could require the Company to make modifications to its network marketing system, result in negative publicity or have a negative impact on distributor morale. In addition, adverse rulings by courts in any proceedings challenging the legality of multi-level marketing systems, even in those not involving the Company, could have a material adverse effect on the Company.

Compliance Procedures.

As indicated above, the Company, its products and its network marketing system are subject, both directly and indirectly through distributors' conduct, to numerous federal, state and local laws and regulations in all its markets. In order to assist the Company in achieving and maintaining compliance with these numerous laws and regulations, the Company petitioned for membership in the DSA in 1996. The DSA is a national trade association of direct sellers whose commitment to ethical business practices and consumer service has resulted in its self-regulating Code of Ethics. Membership approval in this organization takes approximately one year as the DSA evaluates all of the petitioning company's manuals, forms, products, policies, and procedures for compliance to existing and forthcoming laws and regulations. The Company was accepted as a full-fledged member of the DSA in December of 1997 and continues to uphold the guidelines set forth by the DSA.

In 1996, the Company began to institute formal regulatory compliance measures by developing a system to identify specific complaints against distributors and to remedy any violations by distributors through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. In its manuals, seminars and other training programs and materials, the Company emphasizes that distributors are prohibited from making therapeutic claims for the Company's products.

The Company's general policy regarding acceptance of distributor applications from individuals who do not reside in one of the Company's markets is to refuse to accept such individual's distributor application.

In order to comply with regulations that apply to both the Company and its distributors, the Company conducts considerable research into the applicable regulatory framework prior to entering any new market to identify all necessary licenses and approvals and applicable limitations on the Company's operations in that market. The Company devotes substantial resources to obtaining such licenses and approvals and bringing its operations into compliance with such limitations. The Company also researches laws applicable to distributor operations and revises or alters its distributor manuals and other training materials and programs to provide distributors with guidelines for operating a business, marketing and distributing the Company's products and similar matters, as required by applicable regulations in each market. The Company, however, is unable to monitor its supervisors and distributors effectively to ensure that they refrain from distributing the Company's products in countries where the Company has not commenced operations, and the Company does not devote significant resources to such monitoring. In the event that the Company discovers distributor misconduct, it imposes disciplinary measures against the distributor ranging from probation to expulsion.

In addition, regulations in existing and new markets are often ambiguous and subject to considerable interpretive and enforcement discretion by the responsible regulators. Moreover, even when the Company believes that it and its distributors are initially in compliance with all applicable regulations, new regulations are regularly being added and the interpretation of existing regulations is subject to change. Further, the content and impact of regulations to which the Company is subject may be influenced by public attention directed at the Company, its products or its network marketing system, so that extensive adverse publicity about the Company, its products or its network marketing system may result in increased regulatory scrutiny.

It is an ongoing part of the Company's business to anticipate and respond to such new and changing regulations and make corresponding changes in the

Company's operations to the extent practicable. However, while the Company devotes considerable resources to maintaining its compliance with regulatory constraints in each of its markets, there can be no assurance that the Company would be found to be in full compliance with applicable regulations in all of its markets at any given time or that the regulatory authorities in one or more markets will not assert, either retroactively or prospectively or both, that the Company's operations are not in full compliance. Such assertions or the effect of adverse regulations in one market could negatively affect the Company in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets. Such assertions could have a material adverse effect on the Company in a particular market or in general. Furthermore, depending upon the severity of regulatory changes in a particular market and the changes in the Company's operations that would be necessitated to maintain compliance, such changes could result in the Company experiencing a material reduction in sales in such market or determining to exit such market altogether. In such event, the Company would attempt to devote the resources previously devoted to such market to a new market or markets or other existing markets, but there can be no assurance that such transition would not have an adverse effect on the Company's business and results of operations either in the short or long term.

Employees

As of  December  31,  1999,  the  Company  had thirty and  twenty-six  full-time
employees,   respectively.   These   numbers  do  not  include   the   Company's
distributors, who are independent contractors rather than employees of the Company. The Company considers its employee relationships to be satisfactory. None of the Company's employees is a member of any labor union, and the Company has never experienced any business interruption as a result of any labor disputes.

Item 2.  Description of Property.

The Company leases approximately 8,000 square feet of office space, housing the executive offices, information systems department, human resources department, accounting department, order entry department, and customer service department, and approximately 5,000 square feet of warehouse space, also housing the warehouse department, in North Las Vegas, Nevada, on a four acre parcel with the ability for future expansion. The lease for such premises is a month-to-month lease with no specific expiration date. At December 31, 1999, the monthly base rent was $15,000. In Japan, a limited office space is rented in anticipation of changing the Company's sales status from personal import, which houses the general manager in Japan and a small office staff. The Company believes that its current facilities are satisfactory for its present needs, and it does not anticipate and need for additional space in the future.

Item 3.  Legal Proceedings.

There are no pending legal proceedings to which the Company or the property of the Company are subject. In addition, no proceedings are known to be contemplated by a governmental authority against the Company or any officer or director of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

During the last 3 months of the fiscal year ended December 31, 1999, no matters were submitted by the Company to a vote of its shareholders.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market for Common Equity.

There is currently no public market for the Company's Common Stock.

There are currently 200,000 shares of the Company's Common Stock which are subject to a stock option agreement.

There are currently $1,187,431 in principal amount of 12% convertible notes (the "Notes") issued and outstanding. The Notes bear interest at the rate of 12% per annum from and after the date of issuance. The principal amount of and interest on the Notes are convertible into shares of the Company's Common Stock at any time prior to the payment of the Notes at an initial conversion price of $0.80 per share. The Company has the right to call the notes for conversion, at the conversion price of $0.80 per share, when the average of the bid and asked prices of the Common Stock shall have exceeded $1.00 per share for any consecutive ten (10) day period. As of October 1, 1999, the Notes were, in the aggregate, convertible into 1,484,289 shares of the Company's Common Stock.

There are currently 4,955,882 shares of Common Stock held by "affiliates" of the Company, as that term is defined under Rule 144 of the Securities Act. The Company has not agreed to register any sales of Common Stock under the Securities Act of 1933.

 As of December 31, 1999, there were approximately 1,024 record holders of the Company's Common Stock.

The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

Recent Sales of Unregistered Securities.

On May 12, 1998, the Company completed the acquisition by merger of Hali Sales Corp., a Delaware corporation ("Hali"), with the Company as the surviving corporation. Hali had limited assets and approximately stockholders of record and was acquired by the Company in order to increase its stockholder base. Before the merger, there were 4,000,000 shares of the Company's common stock issued and outstanding. The Company issued 1,000,714shares of its Common Stock in the merger, one share of its Common Stock in exchange for each 9.804 shares of Hali common stock issued and outstanding on the effective date of the merger. Hali had no active operations at the time of the merger with the Company. The shares of Common Stock issued to the stockholders of Hali in connection with the merger were made in reliance on the exemptions from registration afforded by Sections 3(b) of the Securities Act of 1933 (the "1933 Act") and Rule 504 of Regulation D promulgated thereunder.

In May, 1998, the Company commenced a private placement within the United States of 12% convertible notes (the "Notes"). The Notes bear interest at the rate of 12% per annum and are due on the first day the Company's Common Stock trades publicly. The Notes are convertible, at the option of the holder, into shares of the Company's Common Stock at an initial conversion price of $0.80 per share.

The Notes may be called for conversion when the average of the bid and asked prices of the Common Stock exceeds $1.00 per share for ten (10) consecutive days. As of October 1, 1999, the Company issued $662,431 of Notes to United States investors. Sales of the Notes to United States investors were made in reliance on the exemptions from registration afforded by Section 3(b) of the 1933 Act and Rule 504 of Regulation D promulgated thereunder.

In May, 1998, the Company also commenced a private placement outside the United States of Notes. As of October 1, 1999, the Company issued $525,000 of Notes to investors outside the United States. Sales of the Notes investors outside the United States were made in reliance on the exemptions from registration afforded by Regulation S promulgated under the 1933 Act.

As of January 4, 1999, the Company issued 75,000 shares of the Company's Common Stock in connection with the NuTech Acquisition. The issuance of the NuTech Acquisition shares were made in reliance on the exemptions from registration afforded by Section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder.

In February, 1999, the Company issued 12,500 shares of the Company's Common Stock at a price of $0.80 per share to a private investor. The issuance of these shares were made in reliance on the exemptions from registration afforded by
Section 3(b) of the 1933 Act and Rule 504 of Regulation D promulgated thereunder, and also on Section 4(2) of the 1933 Act.

As of April 1, 1999, the Company issued 67,400 shares of the Company's Common Stock in connection with the American Outback Acquisition. The Company agreed that if, between April 1, 1999 and April 1, 2000, the average market price of the Common Stock does not exceed $1.00 per share for any consecutive ten (10) day period, the Company must pay to American Outback the difference of (a) $67,400 and (b) the product of (i) the average of the daily closing prices of the Common Stock during the ten trading days preceding April 1, 2000 and (ii) $67,400. In the event that the stock is not trading by November 1, 1999, American Outback has the option to demand payment of $67,400 or any portion thereof, on terms to be determined by the parties by mutual agreement. The issuance of the American Outback shares were made in reliance on the exemptions from registration afforded by Section 3(b) of the Securities Act of 1933 and Rule 504 of Regulation D promulgated thereunder.

In April, 1999, the Company issued 62,500 shares of the Company's Common Stock at a price of $0.80 per share to a private investor. The issuance of these shares were made in reliance on the exemptions from registration afforded by
Section 3(b) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder, and also on Section 4(2) of the 1933 Act.

In May, 1999, the Company issued 25,000 shares of the Company's Common Stock at a price of $0.80 per share to a private investor. The issuance of these shares were made in reliance on the exemptions from registration afforded by Section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder.

In May, 1999, the Company issued 100,000 shares of the Company's Common Stock at a price of $1.00 per share to a private investor. The issuance of these shares were made in reliance on the exemptions from registration afforded Section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder.

As of September 21, 1999, the Company issued 650,000 shares of the Company's Common Stock in connection with the TeamUp Acquisition. The Company also granted to TeamUp an option to purchase an additional 200,000 shares of the Company's Common Stock at a price of $1.00 per share. The Company agreed that it would repurchase up to 100,000 shares of Common Stock issued as consideration in the TeamUp Acquisition at a price of $1.00 at any time after March 21, 2000. The Company also agreed that if it files a registration statement under the Securities Exchange Act of 1934 for its Common Stock with the Securities & Exchange Commission ("SEC") and the SEC has not declared such registration statement effective on or before September 21, 2001, then the Company will pay $250,000 to TeamUp, or, if TeamUp has been dissolved, to the stockholders of TeamUp, pro rated proportionately. The issuance of the TeamUp International shares were made in reliance on the exemptions from registration afforded by
Section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder.

Item 6.  Management Discussion and Analysis and Results of Operation.

This "Management's Discussion and Analysis of Financial Condition and Results of Operation" should be read in conjunction with the Company's audited and unaudited financial statements, the notes thereto and the other financial data included elsewhere herein. This section includes forward-looking statements which involve risks and uncertainties which are based upon the Company's beliefs, as well as assumptions made by and information currently available to the Company. The Company's actual results may differ materially from the results predicted by such forward-looking statements due to various factors, including, but not limited to, those risks and uncertainties which are discussed below.

Presentation of Retail Sales. Throughout this report, "total sales" are determined as the gross sales amounts, including shipping and handling, reflected on the Company's invoices to its distributors. The Company does not receive the amount reported as "retail sales," and the Company does not monitor the actual retail prices charged by the distributor for the Company's products. "Wholesale sales" represent the actual purchase prices paid to the Company by its distributors, after giving effect to the distributor discount. The Company receives its wholesale sales price in cash or through credit card payments upon receipt of orders from distributors. The Company's "gross profit" consists of wholesale sales less "cost of goods sold," consisting of the prices paid by the Company to its manufacturers for products. Costs related to product shipments, foreign duties and tariffs and similar expenses, as well as "commissions and bonuses," are accounted for as selling, general and administrative expenses. The Company's use of "total sales" in reporting financial and operating data reflects the fundamental role of "total sales" in the Company's accounting systems, internal controls and operations, including the basis upon which distributor commissions and bonuses are paid.

Results Of Operations

The Company's results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors including the Company's ability in the future to enter new markets and introduce additional and new products into its markets.

Years ending December 31, 1999 and 1998.

Sales for the year ended December 31, 1999 decreased 1.8% to $3.91 million, as compared to sales of $3.98 million in the year ended December 31, 1998. The decrease resulted from a lack of capital to fund inventory growth.

Gross profit of $2.99 million for the year ended December 31, 1999, was $187,542, or 5.9% lower than the gross profit of $3.18 million for the year ended December 31, 1998. As a percentage of sales, gross profit for 1999 as compared to the same period in the prior year decreased from 79.8% to 76.6%. The decrease in gross profit as a percentage of sales primarily resulted from an increase in costs of goods sold, which increased from 20.3% of retail sales in 1998 to 23.4% in 1999. The increase in costs of goods sold reflects increased shipping costs and higher prices.

Selling, general and administrative expenses, as a percentage of sales, were 127.7% for 1999 as compared to 108.9% for the same period in 1998. These expenses for the same periods increased 13% to $4.99 million from $4.34 million in the year ending December 31, 1998. The increase resulted from forecasted expansion costs for opening the Japanese market, excessive merchant account charges attributable to opening of a foreign market, excessive overseas communication costs, excessive receivable debt, excessive labor associated with Y2K compliance, and product research and development.

No income taxes are due or refundable for 1999 or 1998 because of the application of unused net operating loss carryforwards. In 2010, $106,500 of unused operating loss carryforwards expire, while $286,900 and $1.16 million expire in 2012 and 2018, respectively.

Liquidity and Capital Resources

The Company's working capital needs and capital expenditure requirements have increased as a result of the Company's growth and expansion, particularly in Japan. Increases in required working capital and capital expenditure requirements are expected to be met from cash flow from operations, potential future acquisitions and the sale of the Company's debt and equity securities. For fiscal year 1999, the Company's working capital position worsened to ($2,702,584) at December 31, 1999 from ($1,282,491) at December 31, 1998. This decrease was primarily attributable to increased selling, general and administrative expenses incurred with the Company's expansion of the business. Accounts and other receivables decreased from $101,466 at December 31, 1998 to $84,729 at December 31, 1999. Inventory increased from $222,525 to $277,730 at December 31, 1998 and 1999, respectively. Accounts payable increased from $375,950 at December 31, 1998 to $862,976 at December 31,1999. Accrued
liabilities, including interest and taxes, increased from $265,647 to $659,561 at December 31, 1998 and 1999, respectively.

For fiscal year 1999, the Company's operations used cash flow of $855,256, compared to $846,128 for the previous fiscal year. In 1999, cash used by operating activities has primarily resulted from the Company's net loss in 1999.

The Company received cash from investing activities of $54,121 in 1999, as compared to a negative cash flow of $67,927 in 1998. Cash received from investing activities in 1999 was primarily due to acquisitions (see Note 2 to Financial Statements).

The Company generated $799,017 in cash flow from financing activities in 1999 and $942,718 in 1998. The decrease primarily resulted from the issuance of $1,121,500 of 12% convertible notes. The decrease in net cash from financing activities was offset by net cash outflows to operating and investing activities.

Stockholders' deficit increased $1.07 million to $2.55 million in 1999.

Cash, cash equivalents and marketable securities totaled $19,711 at December 31, 1999 compared to $2,246 at December 31, 1998.

The Company has recently been subjected to material price increases by its suppliers. The Company believes that it has the ability to respond to a portion or possibly all of any price increases by raising the price of its products. Purchases by the Company from its suppliers are generally made in U.S. Dollars, while sales to distributors are generally made in local currencies. Consequently, strengthening of the U.S. Dollar versus the Japanese Yen can have a negative impact on operating margins and can generate transaction losses on inter- company transactions. During 1999, the Japanese Yen weakened against the U.S. Dollar resulting in a foreign exchange loss of $12,872.

On January 4, 1999, the Company acquired certain assets and the operations of NuTech International, Inc. ("NuTech") in exchange for 75,000 shares of Gateway common stock. NuTech is a multi-level marketing company focusing on skin care products. The transaction was accounted for under the purchase method of accounting, therefore, the assets were recorded based on their fair values at the date of acquisition. Operating results have been included in the Company's statement of operations from the date of acquisition. The Company recorded $47,847 of costs in excess of net assets acquired, which are being amortized over 5 years.

On April 1, 1999, the Company acquired certain assets and the operations of American Outback, Inc. ("American Outback") in exchange for 67,407 shares of Gateway common stock. American Outback is a multi-level marketing company focusing on skin care products. The transaction was accounted for under the purchase method of accounting, therefore, the assets were recorded based on their fair values at the date of acquisition. Operating results have been included in the Company's statement of operations from the date of acquisition. The transaction did not result in any goodwill being recorded as the purchase price equaled the fair market value of assets obtained.

On August 31, 1999, the Company acquired certain assets, liabilities and the operations of TeamUp International, Inc. ("TeamUp") in exchange for 650,000 shares of Gateway common stock. In addition, the Company issued 200,000 stock options to certain directors of TeamUp. (See Note 6 to Financial Statements) TeamUp is a multi-level marketing company focusing on health products and nutritional supplements. The transaction was accounted for under the purchase method of accounting, therefore, assets and liabilities were recorded based on their fair values at the date of acquisition. Operating results have been included in the Company's statement of operations from the date of acquisition. The Company recorded $573,775 of costs in excess of net assets acquired, which are being amortized over 20 years.

On December 13, 1999, the Company acquired certain assets, liabilities and operations of Sulin International, Inc. ("Sulin") in exchange for 250,000 shares of the Company's common stock. Sulin is a multi-level marketing company focusing on health products. The transaction was accounted for under the purchase method of accounting, therefore, assets and liabilities were recorded on their fair values at the date of acquisition. Operating results have been included in the Company's statement of operations from the date of acquisition. The Company recorded $292,612 of costs in excess of net assets acquired, which are being amortized over 20 years.

In 1999, the Company commenced a private placement within the United States of twelve percent (12%) convertible notes (the "Notes"). The Notes bear interest at the rate of twelve percent (12%) per annum and are due on the first day the Company trades publicly. The Notes are convertible, at the option of the holder, into shares of the Company's common stock, $0.001 par value ("Common Stock"), at an initial conversion price of $0.80 per share. The Notes may be called for conversion when the average of the bid and asked prices of the Common Stock exceeds $1.00 per share for ten (10) consecutive days.

At December 31, 1999, the Company had $58,049 of notes payable to related parties. These notes payable have no specific term of repayment and have been classified as long-term based upon the intent of management.

Management anticipates that its expansion strategy will require significant expenditures for furniture and equipment, as well as increased general and administrative expenses primarily due to the hiring of additional personnel and advertising expenses related to operations. These expenditures are expected to be funded by revenues from operations. The Company may also sell equity securities to fund expansion activities. Selling, general and administrative expenses are also expected to increase in future periods due to the increased legal and accounting expenses incurred by the Company in order to establish and maintain its reporting status with the Securities and Exchange Commission. In addition, the Company intends to pursue, as part of its business strategy, future growth through acquisitions which may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing in connection with such future acquisitions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all. Management believes that cash flow from operations will be sufficient to fund these expenditures.

Going Concern

The Company's auditors have expressed an opinion as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and/or obtaining the necessary funding from outside sources. Management's plan to address the Company's ability to continue as a going concern, includes: (1) obtaining funding from the sale of the Company's securities; (2) increasing sales, and (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Events Subsequent to End of Fiscal Year

In June, 2000, the Company issued 3,350,000 shares to members of the Board of Directors of the Company for past services. The shares were issued as follows:


                         Name                       Number of Shares
                  Richard A. Bailey                     3,300,000
                    Florian Ternes                       600,000

On July 1, 2000, the Company acquired the assets and operations of Dynamic Products, Inc. ("Dynamic Products") in exchange for 160,750 shares of Gateway common stock (see exhibit 10.7). Dynamic Products is a multi-level marketing company focusing on cleaning products. The transaction was accounted for under the purchase method of accounting, therefore, the assets were recorded based on their fair values at the date of acquisition. The Company recorded $128,600 of costs in excess of net assets acquired, which are being amortized over 20 years.

On October 12, 2000, the Company entered into an agreement to sell a majority of its assets and operations in exchange for 85% of the issued and outstanding shares of Professional Wrestling Alliance Corporation, a publicly traded company (see exhibit 10.8).

Item 7.  Financial Statements

The following pages numbered F-1 through F-18 contain audited financial statements and accompanying notes as prepared by the Company's independent auditors.




                      [THIS SPACE LEFT INTENTIONALLY BLANK]

                           GATEWAY DISTRIBUTORS, LTD.

                                    --------
                              FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT
                                    ---------

                                DECEMBER 31, 1999

                           GATEWAY DISTRIBUTORS, LTD.


                                  - CONTENTS -









                                                                     PAGE NUMBER

Independent Auditors' Report.................................................F-2

Financial Statements:

    Balance Sheet............................................................F-2

    Statement of Operations..................................................F-3

    Statement of Changes in Stockholders' Deficit............................F-4

    Statement of Cash Flows..................................................F-5

    Notes to Financial Statements............................................F-7

                 [Letterhead of Perrin, Fordree & Company, P.C.]


To the Board of Directors
Gateway Distributors, Ltd.
North Las Vegas, Nevada


We have audited the accompanying balance sheet of GATEWAY DISTRIBUTORS, LTD. as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of GATEWAY DISTRIBUTORS, LTD. at December 31, 1999 and 1998, and the results of its operations, changes in stockholders' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management's plans regarding those matters also are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PERRIN, FORDREE & COMPANY, P.C.

/s/ Perrin Fordree & Company

October 20, 2000

                           GATEWAY DISTRIBUTORS, LTD.
                                  BALANCE SHEET


                                     ASSETS

                                                               DECEMBER 31,
                                                           1999          1998
                                                           ----          ----
CURRENT ASSETS:
   Cash and cash equivalents                        $      17,593  $     19,711
   Accounts receivable                                     53,644        63,037
   Inventory                                              360,441       222,525
   Prepaid expenses and other                              31,085        38,429
                                                    -------------  ------------
               Total current assets                       462,763       343,702

PROPERTY AND EQUIPMENT, AT COST:
   Furniture and fixtures                                  83,239        20,599
   Computer equipment                                     206,713        81,496
   Leasehold improvements                                  29,228        29,228
   Office equipment                                       106,208        80,800
                                                    -------------  ------------
                                                          425,388       212,123
   Less accumulated depreciation and amortization        (298,419)      (88,361)
                                                    -------------  ------------
                                                          126,969       123,762

OTHER ASSETS:
   Goodwill, net of accumulated amortization
      of $20,351                                          893,883         -
   Other                                                    9,347        54,879
                                                    -------------  ------------
                                                          903,230        54,879
                                                    -------------  ------------

                                                    $   1,492,962  $    522,343
                                                    =============  ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                              DECEMBER 31,
                                                         1999             1998

CURRENT LIABILITIES:
   Checks drawn in excess of available bank
      balances                                      $    170,394   $     90,295
   Current portion of long-term debt                   1,270,754        875,000
   Accounts payable:
      Trade                                              862,796        375,950
      Commissions                                        201,842         19,301
   Accrued liabilities:
      Payroll and vacation pay                            89,045         30,701
      Interest                                           256,977         85,526
      Payroll taxes                                      265,378        149,420
      Other                                               48,161             -
                                                    ------------  --------------
               Total current liabilities               3,165,347      1,626,193

LONG-TERM DEBT                                           549,160        370,592

LONG-TERM ACCOUNTS PAYABLE                               324,530             -
                                                    ------------  --------------
                                                       4,039,037      1,996,785

STOCKHOLDERS' DEFICIT:
   Preferred stock - $.001 par value
      Authorized - 1,000,000 shares
      No shares issued and outstanding                    -                 -
   Common stock, - $.001 par value
      Authorized - 20,000,000 shares
      Issued and outstanding -
         6,817,000 at December 31,1999 and
         5,000,900 at December 31,1998.                    6,817          5,001
   Additional paid-in capital                          1,423,615        323,569
   Accumulated deficit                                (3,976,507)    (1,803,012)
                                                     -----------    ------------
         Total stockholders' deficit                  (2,546,075)    (1,474,442)
                                                     -----------    ------------
                                                     $ 1,492,962    $    522,343
                                                     ===========    ============

                           GATEWAY DISTRIBUTORS, LTD.
                             STATEMENT OF OPERATIONS




                                                            DECEMBER 31,
                                                      1999              1998

SALES                                             $ 3,910,604       $ 3,988,364

COST OF SALES                                         913,336           803,554
                                              ---------------   ---------------

GROSS PROFIT                                        2,997,268         3,184,810


SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                         4,994,473         4,342,414
                                              ---------------   ---------------

LOSS FROM OPERATIONS                               (1,997,205)       (1,157,604)

OTHER INCOME (EXPENSE):
   Interest expense                                  (191,017)          (86,645)
   Loss on disposal of fixed assets                   (33,730)            -
   Other expenses                                     (45,000)            -
   Other income                                        93,457            45,000
                                              ---------------   ---------------

                                                     (176,290)          (41,645)
                                              ---------------   ---------------
NET LOSS                                          $(2,173,495)      $(1,199,249)
                                              ===============   ===============
BASIC LOSS PER SHARE                          $         (.370)      $     (.238)
                                              ===============   ===============
WEIGHTED AVERAGE NUMBER OF SHARES                   5,875,754         4,761,550
                                              ===============   ===============


                                                   GATEWAY DISTRIBUTORS, LTD.
                                          STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                             YEARS ENDED DECEMBER 31, 1999 AND 1998





                                                              ADDITIONAL
                                              COMMON            PAID-IN                 ACCUMULATED
                                               STOCK            CAPITAL                   DEFICIT            TOTAL
                                             ---------      --------------           ---------------     ------------
BALANCE - December 31, 1997               $     150,000       $      48,766            $   (483,763)    $   (284,997)

40,000 to 1 stock split                        (146,000)            146,000                   -                -

Merger with Hali Sales Corp.                      1,000               8,804                   -                9,804
Manager award                                         1                  (1)                  -                -
Net loss                                          -                    -                 (1,199,249)      (1,199,249)
                                         --------------      ---------------          --------------     ------------
BALANCE - December 31, 1998 as
   previously reported                            5,001             203,569              (1,683,012)      (1,474,442)

Prior-period adjustment - error in
   paid-in capital                                -                 120,000                (120,000)               -
                                         --------------      ---------------          --------------     ------------
BALANCE - December 31, 1998 as
   restated                                       5,001             323,569              (1,803,012)      (1,474,442)

Stock issued for cash                               288             229,712                   -              230,000
Stock issued for acquisitions                      1042             846,365                   -              847,407
Stock issued for services                           486              23,969                   -               24,455
Net loss                                          -                    -                 (2,173,495)      (2,173,495)
                                         --------------      ---------------          --------------     ------------
BALANCE - December 31, 1999               $       6,817         $ 1,423,615             $(3,976,507)     $(2,546,075)
                                         ==============      ===============          ==============     ============


                           GATEWAY DISTRIBUTORS, LTD.
                             STATEMENT OF CASH FLOWS


                                                               YEAR ENDED DECEMBER 31,
                                                                1999             1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $(2,173,495)      $(1,199,249)
   Adjustments to reconcile net loss
      to net cash to operating activities:
         Depreciation and amortization                           90,086            44,053
         Loss on disposal of fixed assets                        33,730                 -
         Allowance for inventory reserve                        205,000                 -
   Changes in operating assets and liabilities:
      which increase (decrease) cash flow:
         Accounts receivable                                    118,949           (12,905)
         Inventories                                            182,605            55,205
         Prepaid                                                 24,197            38,429
         Accounts payable                                       391,235            41,292
         Accrued expenses                                       272,437           187,047
                                                          -------------     -------------
                                                              1,318,239           353,121
                                                           ------------     -------------
               Net cash to operating activities                (855,256)         (846,128)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Deposits refunded                                              5,727             -
   Purchase of property and equipment                           (13,256)          (79,125)
   Cash received from acquisitions                               61,650                -
                                                         --------------  ----------------
               Net cash from (to) investing activities           54,121           (79,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of stock                              230,000             -
   Proceeds from issuance of debt                               322,517            67,718
   Proceeds from convertible notes                              246,500           875,000
                                                          -------------     -------------
               Net cash from financing activities               799,017           942,718
                                                          -------------     -------------
NET INCREASE (DECREASE) IN CASH EQUIVALENTS                      (2,118)           17,465

CASH AND CASH EQUIVALENTS:
   BALANCE - beginning of year                                   19,711             2,246
                                                         --------------   ---------------
   BALANCE - end of year                                  $      17,593     $      19,711
                                                          =============     =============

                           GATEWAY DISTRIBUTORS, LTD.
                       STATEMENT OF CASH FLOWS - CONTINUED






SUPPLEMENTAL DISCLOSURE

                                                    YEAR ENDED DECEMBER 31,
                                                     1999             1998


CASH PAID DURING YEAR FOR INTEREST              $   22,216        $  16,572
                                                  =========        =========


NON CASH INVESTING AND FINANCING ACTIVITIES

STOCK  ISSUED FOR ACQUISITIONS                  $  847,407        $       -
                                                   ========        =========

STOCK ISSUED FOR SERVICES                       $   24,455        $       -
                                                   ========        =========

STOCK ISSUED FOR MERGER WITH HALI SALES         $        -        $    9,804
                                                   ========        ===========

                           GATEWAY DISTRIBUTORS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999




NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

This summary of significant accounting policies of Gateway Distributors, Ltd. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Business Activity

The Company is a distributor of vitamin and nutritional supplements, health foods, and skin care products mainly in the United States, Canada and Japan.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include cash in banks and all highly liquid investments with original maturities of three months or less.

 Accounts Receivable

The Company has elected to record bad debts using the direct write-off method. Generally accepted accounting principles require that the allowance method be used to reflect bad debts. However, the effect of the use of the direct write-off is not materially different from the results that would have been obtained had the allowance method been followed.

Inventories

Inventories, consisting primarily of nutritional supplements, are stated at cost determined by the first-in, first- out (FIFO) method.

                           GATEWAY DISTRIBUTORS, LTD.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1999


NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

Property and Equipment

Property and equipment are stated at cost. Major replacements and refurbishings are capitalized while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed.

Depreciation and Amortization

The Company provides for depreciation of property, plant and equipment principally by use of declining balance and straight-line methods for financial reporting purposes. Plant and equipment are depreciated over the following estimated useful lives:

               Leasehold improvements                                  39 years
               Furniture and fixtures                                   7 years
               Office equipment                                         5 years
               Computer equipment                                   3 - 5 years

Depreciation expense for the year ended December 31, 1999 and 1998 was $63,853 and $40,131, respectively.

Revenue Recognition

Revenue is recognized in the period in which the products are shipped.

Reclassifications

Certain amounts in 1998 have been reclassified to conform to the current financial statement presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

                           GATEWAY DISTRIBUTORS, LTD.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1999

NOTE 2 -       BUSINESS COMBINATIONS:

On January 4, 1999, the Company acquired certain assets and the operations of NuTech International, Inc. ("NuTech") in exchange for 75,000 shares of Gateway common stock. NuTech is a multi-level marketing company focusing on skin care products. The transaction was accounted for under the purchase method of accounting, therefore, the assets were recorded based on their fair values at the date of acquisition. Operating results have been included in the Company's statement of operations from the date of acquisition. The Company recorded $47,847 of costs in excess of net assets acquired, which are being amortized over 5 years.

On April 1, 1999, the Company acquired certain assets and the operations of American Outback, Inc. ("American Outback") in exchange for 67,407 shares of Gateway common stock. American Outback is a multi-level marketing company focusing on skin care products. The transaction was accounted for under the purchase method of accounting, therefore, the assets were recorded based on their fair values at the date of acquisition. Operating results have been included in the Company's statement of operations from the date of acquisition. The transaction did not result in any goodwill being recorded as the purchase price equaled the fair market value of assets obtained.

On August 31, 1999, the Company acquired certain assets, liabilities and the operations of TeamUp International, Inc. ("TeamUp") in exchange for 650,000 shares of Gateway common stock. In addition, the Company issued 200,000 stock options to certain directors of TeamUp. (See Note 6) TeamUp is a multi-level marketing company focusing on health products and nutritional supplements. The transaction was accounted for under the purchase method of accounting, therefore, assets and liabilities were recorded based on their fair values at the date of acquisition. Operating results have been included in the Company's statement of operations from the date of acquisition. The Company recorded $573,775 of costs in excess of net assets acquired, which are being amortized over 20 years.

On December 13, 1999, the Company acquired certain assets, liabilities and operations of Sulin International, Inc. ("Sulin") in exchange for 250,000 shares of Gateway common stock. Sulin is a multi-level marketing company focusing on health products. The transaction was accounted for under the purchase method of accounting, therefore, assets and liabilities were recorded on their fair values at the date of acquisition. Operating results have been included in the Company's statement of operations from the date of acquisition. The Company recorded $292,612 of costs in excess of net assets acquired, which are being amortized over 20 years.

                           GATEWAY DISTRIBUTORS, LTD.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1999





NOTE 2 -       BUSINESS COMBINATIONS - CONTINUED:

The following unaudited proforma results of operations are presented as if the acquisitions of TeamUp and Sulin had been made at the beginning of the periods presented. The effect of the American Outback and NuTech acquisitions on the financial statements were not significant and have been excluded from the pro forma presentation.

                                                       YEAR ENDED DECEMBER 31,
                                                       1999             1998
                                                  --------------   -------------

                  Net sales                         $ 7,655,655      $ 9,135,871
                                                    ============      ==========

                  Net loss                           (2,412,939)     (1,407,570)
                                                   =============      ==========

                  Loss per share:
                     Basic                                 (.41)           (.24)
                                                   =============      ==========

                     Diluted                               (.41)           (.24)
                                                   =============      ==========


NOTE 3 -       INVENTORIES:

Inventories, net of valuation reserves, consisted of the following:

                                                             DECEMBER 31,
                                                         1999           1998

               Product                               $  323,369      $  191,290
               Promotional and literature                37,072          34,235
                                                      ----------      ----------

                                                     $  360,441      $  225,525
                                                      ==========      ==========

                           GATEWAY DISTRIBUTORS, LTD.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1999




NOTE 4 -       LONG-TERM DEBT:

Long -term debt consisted of the following :


                                                                      DECEMBER 31,
                                                                 1999            1998

       Convertible notes payable                             $ 1,121,500    $   875,000

       Note payable - stockholders, interest
       ranging from 6.5% - 10%, no
       repayment terms stated,
       unsecured.                                                427,898        362,501

       Note  payable-stockholders, payable in monthly
       installments ranging  from $25 - $1,278,  plus
       interest  at 7% - 14%,  due at
       various dates through 2003, unsecured.                    207,692          8,091

       Note payable - corporation, payable in monthly
       installments of $9,000, plus interest at 3%, due
       March 20, 2000, unsecured                                  58,049          -

       Capital leases, payable in monthly installments
       ranging from $130 - $180, including interest at
       15.6% to 26.6%, maturing at various dates
       through 2003, secured by equipment.                         4,775           -
                                                           -------------    -----------

                                                               1,819,914      1,245,592
       Less: current portion                                   1,270,754        875,000
                                                             -----------    -----------

       Long - term debt                                      $   549,160    $   370,592
                                                             ===========    ===========

                           GATEWAY DISTRIBUTORS, LTD.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1999



NOTE 4 -       LONG-TERM DEBT- CONTINUED:

Convertible notes payable are to individuals which bear interest at 12% per annum, due 12 months from the date of issuance. These notes are convertible at the option of the holder into shares of the Company's common stock, at an initial conversion price of $0.80 per share. The notes may be called for conversion when the average of the bid and asked prices of the common stock exceeds $1.00 per share for ten consecutive days. Although the notes issued will be "freely tradeable" under federal securities laws, there is currently no public market for the notes or the Company's common stock. Although the Company intends to pursue the establishment of a regular public market for the common stock under the Securities Exchange Act of 1934, there can be no assurance that a public market for the common stock will develop. As of December 31, 1999 the convertible notes issued during the year ended December 31, 1998 have not been converted to common stock as the initial public offering has not transpired.

Maturities of long-term debt are as follows:

               Year ending December 31:
                  2001                          $ 1,270,754
                  2002                              475,517
                  2003                               73,643
                                               ------------

                                                $ 1,819,914


NOTE 5 -       EARNINGS PER SHARE:

Earnings per share (EPS) for the years ended December 31, 1999 and 1998 are computed as follows:


                                                                    PER-SHARE
                                         INCOME        SHARES         AMOUNT
                                     -------------     ---------   ------------

          December 31, 1998 -
             Loss from continuing
                 operations           $(1,199,249)     5,038,000  $       (.238)
                                      ===========    ===========  =============

          December 31, 1999
             Loss from continuing
                operations            $(2,173,495)     5,872,785  $       (.370)
                                      ===========    ===========  =============

For the years ending December 31, 1999 and 1998, options on 2,355,658 and 1,093,750 shares of common stock, respectively, were not included in computing diluted EPS because their effects were anti-dilutive.

                           GATEWAY DISTRIBUTORS, LTD.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1999




NOTE 6 -       STOCK OPTIONS:

In 1999, the Company adopted a fixed director stock - based compensation plan. Under this Plan, the Company granted options for 645,000 shares of stock. Vesting will take place when gross monthly sales reach $1,000,000 per month. The exercise price for each option is $1.00 per share and have no stated expiration date.

The fair value of each option granted is estimated using the minimum value method. The following assumptions were used in estimating fair value:

                  Assumption                                          Fixed Plan

                  Dividend yield                                           -   %
                  Risk-free interest rate                                  6.63%
                  Expected life                                          7 years
                  Expected volatility                                      -   %

Pursuant to the purchase of TeamUp International, Inc. (Note 2), the Company granted 200,000 stock options to certain stockholders of TeamUp. The exercise price of these options is $1.00 per share and the stockholders may exercise less than the full amount of the options. The options expire in five years from the date of the purchase agreement, which is August 31, 2005.

The fair value of each option granted is estimated using the minimum value method. The following assumptions were used in estimating fair value:

                  Assumption                                          Fixed Plan

                  Dividend yield                                          -    %
                  Risk-free interest rate                                  6.16%
                  Expected life                                          5 years
                  Expected volatility                                     -    %

                           GATEWAY DISTRIBUTORS, LTD.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1999




NOTE 6 -       STOCK OPTIONS - CONTINUED:

The Company applies APB Opinion 25 in accounting for its stock compensation plans. Accordingly, no compensation has been recognized for the Plan in 1999. Had cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and basic earnings per share would have been reduced as follows:

                  Net loss                                             1999
                  --------                                     ----------------

                  As reported                                       $(2,173,495)
                                                                    ===========

                  Pro forma                                         $(2,720,745)
                                                                    ===========

                  Basic earnings per share

                  As reported                                   $         (.403)
                                                                ===============

                  Pro forma                                     $         (.446)
                                                                ===============

The following table sets forth stock options granted, exercised and canceled during the years ended December 31, 1999:



                                                                      EXERCISE
                                                       NUMBER           PRICE

Stock options outstanding at the                              -       $        -
 beginning of the year
Stock options granted                                   845,000             1.00
Stock options exercised                                       -                -
Stock options canceled                                    -                -
                                                     ----------      -----------
Stock options outstanding at the end of the year
                                                        845,000      $      1.00
                                                     ==========      ===========
       Weighted average fair value of options
       granted during 1999.                               $0.65
                                                     ==========

                           GATEWAY DISTRIBUTORS, LTD.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1999



NOTE 6 -       STOCK OPTIONS - CONTINUED:

At December 31, 1999 all 845,000 options were outstanding and non-exercisable with a remaining life of 6.5 years at a price of $1.00 per share.


NOTE 7 -       OPERATING LEASES:

Certain automotive equipment, office equipment and real estate are leased under operating leases which expire at various dates through December 2003. The following is a schedule, by years, of future minimum rental payments required under these operating leases as of December 31, 1999.

               Year ending December 31:
                  2000                                              $  28,802
                  2001                                                 13,321
                  2002                                                  4,929
                  2003                                                  1,458
                                                                  -----------
               Total minimum payments                               $  48,510
                                                                    =========

The Company leases a building under an operating lease on a month-to-month basis. The monthly amount at December 31, 1999 is $15,000.

Total rent expense charged to operations for the years ended December 31, 1999 and 1998, was $271,311 and $207,398, respectively, which includes charges for month-to-month leases expected to continue.


NOTE 8 -       INCOME TAXES:

No income taxes are due or refundable for 1999 or 1998 as the Company has unused net operating loss carryforwards. Deferred tax asset calculations have not been made as it is unknown if the deferred tax asset will be utilized in future periods. Net operating losses available for use in future years will expire as follows:
                                                             UNUSED OPERATING
               YEAR OF EXPIRATION                            LOSS CARRYFORWARDS

                  2010                                         $   106,500
                  2012                                             286,900
                  2018                                           1,159,000
                  2019                                           2,715,919

                           GATEWAY DISTRIBUTORS, LTD.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1999


NOTE 9 -       PRIOR PERIOD ADJUSTMENTS

The accompanying financial statements for 1998 have been restated to correct an error in paid-in capital and retained earnings related to the Hali Sales Corporation merger in 1998. The error had no effect on income in 1998.


NOTE 10 -      CONSIDERATIONS AFFECTING THE COMPANY'S ABILITY TO CONTINUE
               AS A GOING CONCERN:

There have been significant recurring losses and negative cash flows from operations for the past two years, which has resulted in a severe working capital deficiency. This deficiency has contributed to inventory shortages and limited the ability of the Company to meet its current obligations.

The Company has signed a merger agreement with a public company (Note 11) and plans to raise capital through a public offering of its stock in early 2001. As of the date of the financial statements, the Company is seeking financing from a private investor for capital to continue operations until the public offering is completed.

In the event the Company is unable to raise sufficient operating capital from private investors prior to the public offering, the aforementioned conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the occurrence of such conditions and have been prepared assuming that the Company will continue as a going concern.

NOTE 11 -      SUBSEQUENT EVENTS:

The Company issued 80,000 shares in March, 2000 to private investors for $80,000. In June, 2000, the Company issued 3,350,000 shares to certain members of the Board of Directors.

On July 1, 2000, the Company acquired the assets and operations of Dynamic Products, Inc. ("Dynamic Products") in exchange for 160,750 shares of Gateway common stock. Dynamic Products is a multi-level marketing company focusing on cleaning products. The transaction was accounted for under the purchase method of accounting, therefore, the assets were recorded based on their fair values at the date of acquisition. The Company recorded $128,600 of costs in excess of net assets acquired, which are being amortized over 20 years.

On October 12, 2000, the Company entered into an agreement to sell a majority of its assets and operations in exchange for 85% of the issued and outstanding shares of a public company.

Item 8.        Changes in and Disagreements with Accountants.

In January 1999, the Company engaged Perrin, Fordree & Company, P.C., Certified Public Accountants, as the Company's accountants.

                                    PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons.

Directors and Executive Officers.
--------------------------------

The directors and executive officers of the Company are as follows:


Name                  Age    Position
Richard A. Bailey      43    Chairman of the Board of Directors, Chief Executive
                             Officer and President
Florian R. Ternes      50    Director, Chief Operating Officer, Secretary
Matthew H. Swan        40    Chief Financial Officer, Treasurer
Lester W. B. Moore     57    Director
Scott McKnight         58    Director

All directors serve a term of one year or until their successors have been duly elected and qualified.

Richard A. Bailey, 43, has served as Chairman, Chief Executive Officer, and President of the Company since its May 1993 inception. In 1981, Mr. Bailey purchased a small, local mobile wash company in North Las Vegas, Nevada. He expanded operations to include aviation services, growing the company from two employees in 1981 to in excess of three hundred by 1988. He served as president of the business as it grew to $7,000,000 a year in revenue, operating in twenty-seven cities throughout the United States. In 1990, Mr. Bailey became involved in the network marketing/direct selling business. In 1997, Mr. Bailey elected to sell the aviation company to International Total Services in order to devote one hundred percent of his time to the Company.

Florian R. Ternes, 50, has served as Chief Operating Officer and Secretary of the Company since 1995. He became a director in 1999. He began his career in the airline industry and became City Vice President of Continental Airlines, Denver, Colorado hub in 1989, where he managed approximately 7,500 employees with a budget of $250 million. His airline career involved running several large hubs for various airlines which included the Northwest International Gateway in Los Angeles, the Detroit Hub for Republic Airlines, the Denver Hub for Continental Airlines. In 1995, he left the airline industry to join Richard A. Bailey in other business opportunities. As one of those ventures, he became president of a nutritional company doing in excess of $13,000,000 a year. After assisting in completing its successful public offering, he resigned in January 1998 to join the Company on a full-time basis.

Matthew H. Swan, 40, has served as Chief Financial Officer and Treasurer since 1995. From 1985 through 1990, he was an accountant with Deloitte & Touche, and he worked for Peat Marwick from 1984 through

1995. In 1990, Mr. Swan started his own Certified Public Accounting firm. Mr. Swan spent two years living in Japan and received his bachelor of science in accounting from Idaho State in 1984.

Lester W. B. Moore, 57, has served as a Director of the Company since December 1996. He has served as President of the Polynesian Cultural Center in Hawaii since 1991, where he has received numerous awards for his marketing and sales efforts. Before his tenure with the Polynesian Cultural Center, he had been a senior executive officer of various companies from 1973 through 1991 and, in that same time-span, has served on the board of a number of successful companies, including Angela Marie's Food Company, which did in excess of $75,000,000.

Scott McKnight, 58, became a Director of the Company in 1999, in connection with the NuTech Acquisition. Before joining the Company, Mr. McKnight was the President and Chief Executive Officer of NuTech International, Inc. Mr. McKnight is also the President and Chief Executive Officer of Aloe Commodities, Inc., a leading aloe manufacturer which supplies the Company with its aloe-based products. He is also the founder and President of the Aloe Association of America.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 1999 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

Item 10.         Executive Compensation.

                                              SUMMARY COMPENSATION TABLE

                                          Annual Compensation                               Long Term Compensation
                                                                                   Awards                          Payouts
                                                                                        Securities
                                                                        Restricted      Underlying
                                                        Other Annual       Stock         Options                          All Other
   Name and Principal              Salary     Bonus     Compensation     Award(s)          SARs         LTIP payouts    Compensation
        Position           Year      ($)       ($)           ($)            ($)            (#)              ($)               ($)
Richard A. Bailey,         1999      76,250         -          -             -                -                -                -
President and Chief        1998      76,250         -          -             -                -                -                -
Executive Officer
Florian R. Ternes,         1999      22,000         -          -             -                -                -                -
Secretary and Chief        1998      22,000         -          -             -                -                -                -
Financial Officer
Matthew H. Swan,           1999           -         -          -             -                -                -                -
Treasurer, Chief Financial 1998           -         -      1,000             -                -                -                -
Officer

As of the date hereof, the Company has not granted stock options or stock appreciation rights to any executive officer or director of the Company.

Compensation of Directors.
-------------------------

The Company maintains directors/officers insurance in the amount of $1,000,000. The Company pays traveling expenses, hotel, food, and $300 for each board meeting. Stock options and dividends will be a consideration in the future, based on profitability of the company.

Employment Contracts.
--------------------

The Company entered into an employment agreement (the "Bailey Employment Agreement") with Richard A. Bailey, its President and Chief Executive Officer, dated May 1, 1999. The Bailey Employment Agreement provides termination of the employment at the will of either Mr. Bailey or the Company. The Bailey Employment Agreement provides for a base salary of $100,000 annually commencing May 1, 1999, which shall be reviewed periodically. Such review may result in an increase or bonuses for Mr. Bailey. In the event the Company is unable to pay the annual salary, the Company will issue to Mr. Bailey one share of its Common Stock for each dollar owed at the end of the Company's fiscal year. In the event that Mr. Bailey's employment is terminated as a result of (a) his retirement under the Company's retirement program, (b) his disability resulting in absence from his duties to the Company on a full-time basis for over one year, (c) his death, (d) a material reduction in his responsibilities or title, or (e) a reduction of his cash compensation by more than 10% below the highest annual salary from time to time in effect, the Company is obligated to pay to Mr. Bailey, as severance and/or liquidated damages, an amount equal to one and one-half times his highest annual earnings during his employment with the Company each year for a period of five years.

The Company entered into an employment agreement (the "Ternes Employment Agreement") with Florian R. Ternes, its Secretary and Chief Operating Officer, dated May 1, 1999. The Ternes Employment Agreement provides termination of the employment at the will of either Mr. Ternes or the Company. The Ternes Employment Agreement provides for a base salary of $85,000 annually commencing May 1, 1999, which shall be reviewed periodically. Such review may result in an increase or bonuses for Mr. Ternes. In the event the Company is unable to pay the annual salary, the Company will issue to Mr. Ternes one share of its Common Stock for each dollar owed at the end of the Company's fiscal year. In the event that Mr. Ternes' employment is terminated as a result of (a) his retirement under the Company's retirement program, (b) his disability resulting in absence from his duties to the Company on a full-time basis for over one year, (c) his death, (d) a material reduction in his responsibilities or title, or (e) a reduction of his cash compensation by more than 10% below the highest annual salary from time to time in effect, the Company is obligated to pay to Mr. Ternes, as severance and/or liquidated damages, an amount equal to one and one-half times his highest annual earnings during his employment with the Company each year for a period of five years.

Item 11.       Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock, $.001 par value ("Common Stock") as of December 31, 1999, (i) by each person who is known by the Company to be the beneficial owner of more than 5% of its Common Stock; (ii) by each of the Company's directors and officers; and (iii) by all of the Company's directors and officers as a group:





                      [THIS SPACE INTENTIONALLY LEFT BLANK]


     Title of Class            Name and Address of Beneficial             Nature of Ownership           Amount of         Percent
                                           Owner                                                        Ownership        Of Class

      Common Stock                   Richard A. Bailey                  Chairman of the Board of        2,080,000         34.41%
   ($0.001 par value)            500 East Cheyenne Avenue,             Directors, Chief Executive
                               North Las Vegas, Nevada 89030             Officer and President

      Common Stock                   Florian R. Ternes                 Director, Chief Operating         430,882           7.13%
   ($0.001 par value)            500 East Cheyenne Avenue,                 Officer, Secretary
                               North Las Vegas, Nevada 89030

      Common Stock                      Matthew Swan                    Chief Financial Officer,         200,000           3.31%
   ($0.001 par value)            500 East Cheyenne Avenue,                     Treasurer
                               North Las Vegas, Nevada 89030

      Common Stock                      Lester Moore                            Director                 760,000          12.57%
   ($0.001 par value)            500 East Cheyenne Avenue,
                               North Las Vegas, Nevada 89030

      Common Stock                     Scott McKnight                           Director                 75,0001           1.24%
   ($0.001 par value)            500 East Cheyenne Avenue,
                               North Las Vegas, Nevada 89030

      Common Stock                   Jeffrey Yarbrough                                                   760,000          12.57%
   ($0.001 par value)            500 East Cheyenne Avenue,
                               North Las Vegas, Nevada 89030

      Common Stock                    Troy D. Wiseman                                                    369,1782          6.11%
   ($0.001 par value)       1901 North Roselle Road Suite 1030,
                                 Schaumburg, Illinois 60195

      Common Stock               TeamUp International, Inc.                                              650,000          10.75%
   ($0.001 par value)           6700 South Paradise, Suite C
                                     Las Vegas, NV 89119

      Common Stock        All officers and directors as a group (5                                      3,545,882         58.66%
   ($0.001 par value)                   individuals)

Item 12.  Certain Relationships and Related Transactions.

On June 25, 1996, the Company issued a $81,600 note to Jeffrey L. Yarbrough, a stockholder of the Company. The note currently bears interest at the rate of six and one-half percent (6.5%) per annum. The note has no specific term of repayment and has been classified as long-term based upon the intent of management. Mr. Yarbrough continued to loan additional amounts to the Company on the same terms and conditions from June 25, 1996 through June 30, 1999. On September 30, 1999, the note, including accrued interest in 1998 at 6.5% and in 1997 at 7%, had an outstanding balance of $337,290.

--------
(1) NuTech International, Inc., which Mr. McKnight controls, owns these shares.

(2) The following entities, which are controlled by Mr. Wiseman, hold these shares: Invest Linc Capital Corp.

On May 30, 1998, the Company issued a $120,967 note to Richard A. Bailey, the Chief Executive Officer and President of the Company. The note currently bears interest at the rate of six and one-half percent (6.5%) per annum. The note has no specific term of repayment and has been classified as long-term based upon the intent of management. On September 30, 1999, the note, including accrued interest at 6.5%, had an outstanding balance of $120,967.

Florian R. Ternes, Chief Operating Officer and Secretary of the Company, was the President of NutriCology, Inc. ("NutriCology") until January 1998. NutriCology is one of the Company's major suppliers, providing the Company with approximately thirty percent of its inventory.

In connection with the NuTech Acquisition, the Company has agreed to engage ACI as the exclusive manufacturer of certain product lines which the Company purchased in the NuTech Acquisition, providing the Company with approximately ten percent of its inventory. Scott McKnight, a director of the Company, is the principal shareholder of ACI.

In connection with the American Outback Acquisition, the Company agreed to require of its suppliers of emu oil that such suppliers engage American Outback as the exclusive producer of Bush Recipe(R) Emu Oil. Jack Akers, a member of the Company's Medical Advisory Board, is the sole shareholder of American Outback.

The Company believes that all of the transactions entered into by it were fair and reasonable, and intends that all future transactions, if any, with affiliates will be on terms no less favorable than could be obtained from unaffiliated parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 33 of this Form 10-KSB, which are incorporated herein by reference.


Reports on Form 8-K. The Company filed no reports on Form 8-K during the last quarter of 1999, the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of February, 2001.


Gateway Distributors, Inc.


/s/ Rick Bailey
 -----------------------------
Rick Bailey, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                         Date


 /s/ Rick Bailey              Chief Executive Officer
----------------              and Director                  February 14, 2001
Rick Bailey



/s/ Scott McKnight            Director                      February 14, 2001
----------------



/s/ Florian R. Ternes
----------------              Director                      February 14, 2001

                                Index to Exhibits

Exhibit     Page         Description

2.1           *     Agreement and Plan of Merger as of April 10, 1998

2.2           *     Asset Purchase Agreement by and among Gateway  Distributors,
                    Ltd.,  NuTech  International,  Inc. and the  Stockholders of
                    NuTech International, Inc., dated as of January 4, 1999.

2.3           *     Asset Purchase Agreement by and among Gateway  Distributors,
                    Ltd. American Outback, Inc. and the Stockholders of American
                    Outback, Inc. dated as of April 1, 1999.

2.4           *     Asset Purchase Agreement by and among Gateway  Distributors,
                    Ltd.  TeamUp  International,  Inc. and the  Stockholders  of
                    TeamUp International, Inc., dated as of August 17, 1999.

3.1           *     Amended  and  Restated  Articles  of  Incorporation  of  the
                    Company.

3.2           *     Bylaws of the Company, as amended.

4.1           *     Specimen Common Stock Certificate

4.2           *     Specimen 12% Convertible Note

10.1          *     Employment Agreement - Richard A. Bailey

10.2          *     Employment Agreement - Florian R. Ternes

10.3          **    NuTech International, Inc. Acquisition Agreement

10.4          **    American Outback, Inc. Acquisition Agreement

10.5          **    Team Up International, Inc. Acquisition Agreement

10.6          34    Dynamic Products, Inc. Acquisition Agreement

10.7          ***   Professional Wrestling Alliance Corporation Letter of Intent

23            40   Consent of Auditor

27            41   Financial Data Schedule

*   Incorporated  by reference  from Form  10-SB/A  filed  December 15, 1999.
**  Incorporated   by  reference  from  Form  10-SB  filed  October  29,  1999.
*** Incorporated by reference from Form 8-K filed October 23, 2000.