Form 10QSB
period 2000-06-30
GATEWAY DISTRIBUTORS LTD
filed 2001-03-13
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

   [  ]  Transition report under Section 13 or 15(d) of the Securities  Exchange
Act of 1934 for the transition period from              to               .
                                           ------------    --------------


         Commission file number: 000-27879
                                -----------


                           GATEWAY DISTRIBUTORS, LTD.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)





                 Nevada                                 65-0683539
                --------                               ------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)





                500 East Cheyenne Avenue, Las Vegas, Nevada    89030
               --------------------------------------------   -------
               (Address of principal executive office)        (Zip Code)


                                 (702) 399-4328
                           --------------------------
                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX           No
                                        --             ----


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of June 30, 2000 was 10,796,500.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............2


                                     PART II


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................4

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................5

SIGNATURES.....................................................................5
INDEX TO EXHIBITS..............................................................6







                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Gateway Distributors, Ltd., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-8 and are incorporated herein by this reference.



















                      [THIS SPACE LEFT BLANK INTENTIONALLY]



                                            GATEWAY DISTRIBUTORS, LTD.
                                                   BALANCE SHEET



                                                      ASSETS




                                                                                       JUNE 30,             DECEMBER 31,
                                                                                         2000                   1999
                                                                                 --------------------- ----------------------
                                                                                     (UNAUDITED)

     CURRENT ASSETS
            Cash                                                              $                  2,880     $           17,593
            Accounts Receivable                                                                 58,552                 53,644
            Inventories                                                                        392,118                360,441
            Prepaid expenses                                                                    30,452                 31,085
                                                                                 --------------------- ----------------------
                 Total Current Assets                                                          484,002                462,763

     PROPERTY AND EQUIPMENT, AT COST:
            Furniture and fixtures                                                              83,239                 83,239
            Computer equipment                                                                 206,713                206,713
            Leasehold improvements                                                              29,228                 29,228
            Office equipment                                                                   106,208                106,208
                                                                                 --------------------- ----------------------
                                                                                               425,388                425,388
            Less accumulated depreciation and
                  amortization                                                               (318,875)              (298,419)
                                                                                 --------------------- ----------------------
                                                                                               106,513                126,969

     OTHER ASSETS:
            Goodwill, net of accumulated amortization
                 of $46,796 and $20,351, respectively                                          867,438                893,883
            Other                                                                                9,347                  9,347
                                                                                 --------------------- ----------------------
                                                                                               876,785                903,230
                                                                                 --------------------- ----------------------
                                                                              $              1,467,300      $       1,492,962
                                                                                 ===================== ======================















               The accompanying notes are an integral part of the
                             financial statements.


                                              GATEWAY DISTRIBUTORS, LTD.
                                              BALANCE SHEET (continued)




                                         LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                     JUNE 30,              DECEMBER 31,
                                                                                       2000                    1999
                                                                                -------------------   ----------------------
                                                                                    (UNAUDITED)
CURRENT LIABILITIES
       Checks drawn in excess of available bank
       balances                                                              $              204,115      $              170,394
       Current portion of long-term debt                                                  1,306,020                   1,270,754
       Accounts payable:
            Trade                                                                         1,433,994                     862,796
            Commissions                                                                     342,892                     201,842
       Accrued liabilities:
            Payroll and vacation pay                                                        133,706                      89,045
            Interest                                                                        360,025                     256,977
            Payroll taxes                                                                   381,893                     265,378
            Other                                                                            28,299                      48,161
                                                                                -------------------      ----------------------
                  Total Current Liabilities                                               4,190,944                   3,165,347

LONG-TERM DEBT                                                                              533,356                     549,160

LONG-TERM ACCOUNTS PAYABLE                                                                        -                     324,530
                                                                                -------------------      ----------------------
                  Total Liabilities                                                       4,724,300                   4,039,037

SHAREHOLDERS' EQUITY/ (DEFICIT)
       Preferred stock - $.001 par value
        Authorized 1,000,000 shares
        No shares issued and outstanding                                                          -                           -
       Common stock - $.001 par value
       Authorized 20,000,000 shares
       Issued and outstanding  -
           10,796,500 and 6,817,000 shares
           at June 30, 2000 and
           December 31, 1999, respectively                                                   10,797                       6,817
       Additional paid-in capital                                                         1,503,535                   1,423,615
       Accumulated deficit                                                              (4,771,332)                 (3,976,507)
                                                                                -------------------      ----------------------
                Total Stockholders' deficit                                             (3,257,000)                 (2,546,075)
                                                                                -------------------      ----------------------

                                                                             $            1,467,300   $               1,492,962
                                                                                -------------------      ----------------------



               The accompanying notes are an integral part of the
                              financial statements.


                                              GATEWAY DISTRIBUTORS, LTD.
                                               STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)



                                                           THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                                 JUNE 30                                        JUNE 30
                                                        2000                   1999                  2000               1999
                                                 -------------------        -------              -----------           ---------
SALES                                                    1,328,566                728,726           2,859,518            1,544,719
COST OF SALES                                              231,874                121,655             506,296              260,557
                                               -------------------     ------------------     ---------------     ----------------
GROSS PROFIT                                             1,096,692                607,071           2,353,222            1,284,162

SELLING, GENERAL AND                                     1,377,065                876,297           3,029,960            1,850,783
ADMINISTRATIVE EXPENSES
                                               -------------------     ------------------     ---------------     ----------------
LOSS FROM OPERATIONS                                     (280,373)              (269,226)           (676,738)            (566,621)
OTHER INCOME (Expense):
     Interest Expense                                     (72,484)               (42,863)           (134,768)             (85,726)
     Miscellaneous income                                    5,277                 12,114              16,681               25,038
                                               -------------------     ------------------     ---------------     ----------------
                                                          (67,207)               (30,749)           (118,087)             (60,688)
                                               -------------------     ------------------     ---------------     ----------------
NET LOSS                                                 (347,580)              (299,975)           (794,825)            (627,309)
                                               ===================     ==================     ===============     ================
BASIC LOSS PER SHARE                                        (0.04)                 (0.05)              (0.11)               (0.11)
AVERAGE NUMBER OF
SHARES
                                               ===================     ==================     ===============     ================















               The accompanying notes are an integral part of the
                             financial statements.


                                              GATEWAY DISTRIBUTORS, LTD.
                                               STATEMENT OF CASH FLOWS
                                                     (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                             2000                            1999
                                                                       ------------------                 ----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                       $               (794,825)   $                  (627,309)
     Adjustments to reconcile net loss
          to net cash to operating activities -
               Depreciation and amortization                                           46,901                         36,710
     Changes in operating assets and liabilities
               which increase (decrease) cash flow::
                    Accounts receivable                                               (4,908)                      (199,239)
                    Inventories                                                      (31,677)                      (116,616)
                    Prepaid expenses                                                      633                         37,429
                    Accounts payable                                                  425,339                        133,585
                    Accrued expenses                                                  244,362                         97,342
                                                                       ----------------------        -----------------------
                         Total adjustments                                            680,650                       (10,789)
                                                                       ----------------------        -----------------------
                          Net cash to operating activities                          (114,175)                      (638,098)

     CASH FLOWS FROM INVESTING ACTIVITIES:
                 Purchase of property and equipment                                         -                       (19,055)

     CASH FLOWS FROM FINANCING ACTIVITIES:
                 Proceeds from issuance of stock                                       80,000                        185,001
                 Proceeds from issuance of debt                                        73,660                        507,400
                 Principle payments on debt                                          (54,198)                       (42,908)
                                                                       ----------------------        -----------------------
                       Net cash from financing activities                              99,462                        649,493
                                                                       ----------------------        -----------------------
     NET DECREASE IN CASH EQUIVALENTS                                                (14,713)                        (7,660)
     CASH AND CASH EQUIVALENTS - beginning of                                          17,593                         19,711
    period
                                                                       ----------------------  ----  -----------------------
     CASH AND CASH EQUIVALENTS - end of period                      $                   2,880   $                     12,051
                                                                       ======================        =======================

               The accompanying notes are an integral part of the
                             financial statements.


                                              GATEWAY DISTRIBUTORS, LTD.
                                               STATEMENT OF CASH FLOWS
                                                     (UNAUDITED)



                                               SUPPLEMENTAL DISCLOSURE


                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                           2000              1999
                                                                                        ----------        ----------

CASH PAID DURING YEAR FOR INTEREST                                                      $ 31,720          $         -
                                                                                        ========          =============



                                     NON CASH INVESTING AND FINANCING ACTIVITIES


STOCK ISSUED FOR ACQUISITIONS                                                           $        -        $    127,407
                                                                                        =============     ===========

STOCK ISSUED FOR SERVICES                                                               $   3,900         $       455
                                                                                        =========         ===========























                       The  accompanying  notes  are  an  integral  part  of the
                              financial statements.

                           GATEWAY DISTRIBUTORS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                  The balance sheet as of June 30, 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for the six months ended June 30,2000 and 1999 are unaudited. In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring,adjustments) that are necessary to a fair presentation of the financial statements. The results of operations for the six months ended June 3O, 2000 and 1999 are not necessarily indicative of the results to be expected for the whole year.

                  The notes to the financial statements are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements

                  There have been significant recurring losses and negative cash flows from operations for the past two years, which has resulted in severe working capital deficiency. This deficiency has contributed to inventory shortages and limited the ability of the Company to meets its current obligations.

                  The Company has signed a merger with a public company and plans to raise capital through a public offering of its stock in early 2001. As of the date of the financial statements, the Company is seeking financing from a private investor for capital to continue operations until the public offering is completed.

                  In the event the Company is unable to raise capital through a public offering and/or financing until the public offering is completed, the aforementioned conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the occurrence of such conditions and have been prepared assuming that the Company will continue as a going concern

NOTE 2 -          INVENTORIES:

                  Inventories, net of valuation reserves, consisted of the following at June 30, 2000:

                  Product                                              $351,788
                  Promotional and literature                             40,330
                                                                      ----------
                                                                       $392,118

                           GATEWAY DISTRIBUTORS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 3 -     LONG-TERM DEBT:

     Long-term debt consisted of the following at June 30, 2000:

     Convertible notes payable                                        $1,151,500

     Note payable-stockholders,  interest  ranging from 6.5% - I
     0%, no re-payment terms stated,
     unsecured.                                                       $  447,793

     Note payable-stockholders,  payable in monthly  installments ranging from $25 - $1,278, plus . interest at 7% - 14%, due at various dates through
     2003, unsecured.                                                    178,691

     Note payable-corporation, payable in monthly
     installments of $9,000, plus interest at 3%, due
     on-demand, unsecured                                                 58,049

     Capital leases,  payable in monthly  installments ranging from
     $130 - $180, including interest at 15.6% to 26.6%, maturing at various dates through
     2003, secured by equipment.                                           3,343
                                                                      ----------
                                                                       1,839,376
     Less current portion                                              1,306,020
                                                                      ----------
     Long-term debt                                                  $   533,356

     Convertible notes payable are to individuals which bear interest at 12% per annum, due 12 months from the date of issuance. These notes are convertible at the option of the holder into shares of the Company's common stock, at an initial conversion price of $0.80 per share. The notes may be called for conversion when the average of the bid and asked prices of the common stock exceeds $1.00 per share for ten consecutive days. Although the notes issued will be "freely tradeable" under federal securities laws, there is currently no public market for the notes or the Company's common stock. Although the Company intends to pursue the establishment of a regular public marketforthe common stock under the Securities Exchange Act of 1934, there can be no assurance that a public market for the common stock will develop. As of June 30, 2000 the convertible notes issued during the year ended December 31, 1999 and 1998 have not been converted to common stock as the initial public offering has not transpired.

                                            GATEWAY DISTRIBUTORS, LTD.
                                           NOTES TO FINANCIAL STATEMENTS
                                                   JUNE 30, 2000

NOTE 3 -          LONG-TERM DEBT - CONTINUED:

                  Maturities of long-term debt are as follows:

                  Period ending June 30:
                           2001                                 $  1,306,020
                           2002                                      495,386
                           2003                                       37,970
                                                                -------------
                                                                $  1,839,376

NOTE 4 -           EARNINGS PER SHARE:

                  Earnings per share (EPS) for the period ended June 30, 2000 and 1999 are computed as follows:

                                                                                                 PER SHARE
                                                              INCOME            SHARES              AMOUNT

                  June 30, 2000 - loss from
                  continuing operations                      $ (794,825)        7,380,930        $        (.11)
                                                     ===================        =========        ==============

                  June 30, 1999 - loss from
                  continuing operations                      $ (627,309)        5,496,865         $       (.11)
                                                     ===================        =========        ==============

                  For the period ended June 30, 2000 and 1999, options on 2,393,158 and 1,700,158 shares of common stock, respectively, were not included in computing diluted EPS because their effects were antidilutive.

NOTE 5 - SUBSEQUENT EVENTS:

                  On July 1, 2000, the Company acquired the assets and operations of Dynamic Products, Inc. ("Dynamic Products") in exchange for 160,750 shares of Gateway common stock. Dynamic Products is a multi-level marketing company focusing on cleaning products. The transaction was accounted for under the purchase method of accounting, therefore, the assets were recorded based on their fair values at the date of acquisition. The Company recorded $128,600 of cost in excess of net assets acquired, which are being amortized over 20 years.

                  On October,12, 2000, the Company entered into an agreement to sell a majority of its assets and operations in exchange for 85% of the issued and outstanding shares of a public company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

General

As used herein the term "Company" refers to Gateway Distributors, Ltd., a Nevada corporation, its subsidiaries and predecessors, unless the context indicates otherwise. The Company was originally incorporated in the State of Nevada on May 26, 1993.

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

The company currently markets Whole Food nutrition and Environmental Solutions. The Company believes that through special blends, whole foods such as grains and vegetables can be combined to help produce optimum health.

Recent studies reveal that prevention through health maintenance is a key to enjoying a healthier lifestyle. However, health challenges today are at an all-time high. The need for proper nutrition has never been greater. The Company markets whole food products based on the proposition that pure, natural, unprocessed, unpreserved, unsprayed, simple, organic foods provide whole food nutrition. The Company believes that whole food nutrition is the key, the answer, and the solution to creating a long healthy life. The health care products that the Company sells are intended to provide nutritional supplementation to the product's users. The products are not intended to diagnose, treat, cure or prevent any disease.

In August of 1997 the company opened the Asian market in Japan. Japan has a population of 130 million, with annual revenues of 37.5 billion generated in network marketing. The company has more than 80,000 team members, 10,000 of which are in Japan. The companies' strength in the Japanese market stabilized the down turn in the U.S. market. In April 1999 management hired a new General Manager of the Asian division. His expertise has helped overcome cultural barriers and stabilize this market. During the year 2000 management will be focused on supporting the front line in Japan.

As of July 1, 2000 the Company acquired the distributor base, formulas and Patents of LifeTime Solutions. The company over the last 12 months had revenues in excess of $360,000. LifeTime Solutions is a Florida based company in the business of the network marketing of nutritional, health and dietary supplements and cleaning products.

Results of Operations

Sales for the three and six month periods ended June 30, 2000, were $1,328,566 and $2,859,518 respectively as compared to $728,726 and $1,544,719 for the same periods in 1999, an increase of $599,840 and $1,314,799 respectively. The increase in sales is attributed to acquisitions of new product lines and expansion into the Japanese market.

Costs of sales for the three and six month periods ended June 30, 2000 were $231,874 and 506,296 respectively as compared to $121,655 and $260,557 for the same periods in 1999, an increase of $110,219 and $245,739 respectively.

Selling, general and administrative expenses for the three and six month periods ended June 30, 2000, were $1,377,065 and $3,029,960 respectively as compared to $876,297 and $1,850,783 for the same periods in 1999. The primary reason for the increase was an increase in costs of goods sold, an increase in marketing costs associated with expansion into the Japanese market, and an increase in administrative costs associated with business acquisitions by the Company.

Operating loss for the three and six month periods ended June 30, 2000, were $280,373 and $676,738 respectively as compared to $269,226 and $566,621 for the same periods in 1999. The Company's operating loss increased for the quarter ended June 30, 2000, as a result of significant increases in cost of sales and selling and general and administrative expenses.

Liquidity and Capital Resources

The Company had a net working capital deficit of $3,706,942 for the quarter ended June 30, 2000, as compared to a $2,702,584 deficit at the end of June 30, 1999.

Cash used by operations was $114,175 for the quarter ended June 30, 2000, compared with $638,098 for the quarter ended June 30, 1999.

Cash flow from investing activities for the quarter ended June 30, 2000 was $0.00, as compared with a negative cash flow of $19,055 for the quarter ended June 30, 1999.

Cash flows generated from financing activities were $ 99,462 for the quarter ended June 30, 2000 as compared to $649,493 for the quarter ended June 30, 1999.

Due to the Company's cash flow fluctuations, the Company experiences occasional cash flow shortages. To satisfy its cash requirements, including the debt service, the Company must periodically raise funds from external sources. This often involves the Company conducting exempt offerings of its equity securities. However, during the first quarter of 2000, the Company did not issue any equity securities to finance its operations

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past two years. The Company believes that it can offset inflationary increases in the cost of materials and labor through increased sales and improved operating efficiency.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment over the periods covered by this report.

Income Tax Expense (Benefit)

The Company's income tax benefits are limited to the loss sustained in 1999 due to the change of management.

Going Concern

The Company's ability to continue as a going concern is an issue raised as a result of an accumulated deficit of $4,771,332 as of June 30, 2000 compared to a deficit of $3,976,507 at December 31, 1999. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management is committed to taking the necessary steps to ensure the Company remains a going concern. Management's plan to address the Company's ability to continue as a going concern, includes: (1) obtaining additional funding from the sale of the Company's securities; (2) increasing sales; (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The following is a list of all securities sold by the Company within the period covered by this report, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.

In June, 2000, the Company issued 3,300,000 shares of common stock to Richard Bailey and 300,000 shares of common stock to Florian Ternes for services as

Officers and Directors of the Company. All of the shares were issued for services pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only two offerees who were issued stock for services;
(3) the offerees did not resell the stock but continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and
(6) the negotiations for the sale of the stock took place directly between the offerees and the Company.


ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b)Reports on Form 8-K. No reports were filed on Form 8-K during the quarter.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of February 2001.




Gateway Distributors, Ltd.


By:    /s/ Rick Bailey
      ------------------------------------------

Its:   President, Chief Executive Officer and
Director

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

27           __          Financial Data Schedule

* Incorporated by reference from Form 10-SB/A filed December 15, 1999.