Form 10QSB
period 2000-03-31
GATEWAY DISTRIBUTORS LTD
filed 2001-03-14
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

   [  ]  Transition report under Section 13 or 15(d) of the Securities  Exchange
Act of 1934 for the transition period from              to               .
                                           ------------    --------------


         Commission file number: 000-27879
                                -----------


                           GATEWAY DISTRIBUTORS, LTD.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)





                  Nevada                                65-0683539
                 --------                              ------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)





                500 East Cheyenne Avenue, Las Vegas, Nevada     89030
               --------------------------------------------------------
               (Address of principal executive office)       (Zip Code)


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


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of March 31, 2000 was 6,897,000.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............4


                                     PART II


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................6

SIGNATURES.....................................................................6

INDEX TO EXHIBITS..............................................................7








                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Gateway Distributors, Ltd., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-__ and are incorporated herein by this reference.













                      [THIS SPACE LEFT BLANK INTENTIONALLY]


                                            GATEWAY DISTRIBUTORS, LTD.
                                                   BALANCE SHEET



                                                      ASSETS




                                                                                         MARCH 31,             DECEMBER
                                                                                           2000                31, 1999
                                                                                   --------------------- ---------------------


     CURRENT ASSETS
            Cash                                                                 $                 4,437  $             17,593
            Accounts Receivables                                                                  74,560                53,644
            Inventories                                                                          350,316               360,441
            Prepaid expenses                                                                      27,878                31,085
                                                                                   --------------------- ---------------------
                 Total Current Assets                                                            457,191               462,763

     PROPERTY AND EQUIPMENT, AT COST:
            Furniture and fixtures                                                                83,239                83,239
            Computer equipment                                                                   206,713               206,713
            Leasehold improvements                                                                29,228                29,228
            Office equipment                                                                     106,208               106,208
                                                                                   --------------------- ---------------------
                                                                                                 425,388               425,388
            Less accumulated depreciation and amortization                                     (308,647)             (298,419)
                                                                                   --------------------- ---------------------
                                                                                 $               116,741               126,969

     OTHER ASSETS:
            Goodwill, net of accumulated amortization
                 of $33,574 and $20,351, respectively                                            880,660               893,883
            Other                                                                                  9,347                 9,347
                                                                                   --------------------- ---------------------
                                                                                                 890,007               903,230
                                                                                   --------------------- ---------------------
                                                                                 $             1,463,939    $        1,492,962
                                                                                   ===================== =====================


                                              GATEWAY DISTRIBUTORS, LTD.
                                              BALANCE SHEET (continued)




                                         LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                        MARCH 31,                DECEMBER
                                                                                           2000                  31, 1999
                                                                                   ---------------------  -----------------
                                                                                       (UNAUDITED)
CURRENT LIABILITIES
       Checks drawn in excess of available bank balances                        $               167,930  $             170,394
       Current portion of long-term debt                                                      1,281,421              1,270,754
       Accounts payable:
            Trade                                                                             1,338,665                862,796
            Commissions                                                                         262,065                201,842
       Accrued liabilities:
            Payroll taxes                                                                       312,432                 89,045
            Interest                                                                            306,280                256,977
            Payroll and vacation pay                                                            109,852                265,378
            Other                                                                                45,120                 48,161
                                                                                   --------------------      -----------------
                  Total Current Liabilities                                                   3,823,765              3,165,347
                                                                                   --------------------      -----------------
LONG-TERM DEBT                                                                                  553,494                549,160

LONG-TERM ACCOUNTS PAYABLE                                                                            -                324,530
                                                                                   --------------------      -----------------
                  Total Liabilities                                                           4,377,259              4,039,037

SHAREHOLDERS' EQUITY/ (DEFICIT)
       Preferred stock - $.001 par value
        Authorized 1,000,000 shares
        No shares issued and outstanding                                                              -                      -
       Common stock - $.001 par value
       Authorized 20,000,000 shares
       Issued and outstanding  -
           6,897,000 and 6,817,000 shares
           at March 31, 2000 and
           December 31, 1999, respectively                                                        6,897                  6,817
       Additional paid-in capital                                                             1,503,535              1,423,615
       Accumuluated deficit                                                                 (4,423,752)            (3,976,507)
                                                                                   --------------------      -----------------
                Total Stockholders' deficit                                                 (2,913,320)            (2,546,075)
                                                                                   --------------------      -----------------
                                                                                $             1,463,939  $           1,492,962
                                                                                   --------------------      -----------------



                      *See Notes To Financial Statements.

                                              GATEWAY DISTRIBUTORS, LTD.
                                               STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)





                                                      Three Months Ended
                                                  --------------------------
                                                    MARCH 31,          MARCH 31,
                                                      2000                  1999
                                                --------------      ------------
SALES                                       $        1,530,952    $      815,993

COST OF SALES                                          274,422           138,902
                                                --------------      ------------
GROSS PROFIT                                         1,256,530           677,091


SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                              1,652,895           974,486
                                                --------------      ------------
LOSS FROM OPERATIONS                                  (396,365)        (297,395)
                                                --------------      ------------
OTHER INCOME (Expense):

      Interest Expense                                 (62,284)         (42,863)

      Miscellaneous income                              11,404            12,924
                                                --------------      ------------
                                                       (50,880)         (29,939)
                                                --------------      ------------
NET LOSS                                    $         (447,245)   $    (327,334)
                                                --------------      ------------

BASIC LOSS PER SHARE                        $             (.07)   $       (0.06)
                                                --------------      ------------

WEIGHTED AVERAGE NUMBER
OF SHARES                                            6,856,516        5,285,773
                                                ---------------     ------------













               The accompanying notes are an integral part of the
                             financial statements.


                                              GATEWAY DISTRIBUTORS, LTD.
                                               STATEMENT OF CASH FLOWS
                                                     (UNAUDITED)


                                                                             THREE MONTHS ENDED
                                                                       MARCH 31,                 MARCH 31,
                                                                             2000                               1999
                                                                       ------------------                 ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  $                   (447,245)   $                   (327,334)
     Adjustments to reconcile net loss
          to net cash to operating activities -
               Depreciation and amortization                                          23,451                          18,355
     Changes in operating assets and liabilities
               which increase (decrease) cash flow::
                    Accounts receivable                                             (20,916)                      (181,.985)
                    Inventories                                                       10,125                        (78,724)
                    Prepaid expenses                                                   3,207                          37,429
                    Accounts payable                                                 209,098                         158,415
                    Accrued expenses                                                 114,123                           53878
                                                                   -------------------------       -------------------------
                         Total adjustments                                           339,088                           7,368
                                                                   -------------------------       -------------------------
                          Net cash to operating activities                         (108,157)                       (319,966)

     CASH FLOWS FROM INVESTING ACTIVITIES:
                 Purchase of property and equipment                                        -                        (17,476)

     CASH FLOWS FROM FINANCING ACTIVITIES:
                 Proceeds from issuance of stock                                      80,000                               -
               Proceeds from issuance of debt                                         35,451                         366,722
               Principle payments on debt                                           (20,450)                        (42,908)
                                                                   -------------------------       -------------------------
                       Net cash from financing activities                             95,001                         323,814
                                                                   -------------------------       -------------------------
     NET DECREASE IN CASH EQUIVALENTS                                               (13,156)                        (13,628)
     CASH AND  EQUIVALENTS - beginning of period                                      17,593                          19,711
                                                                   -------------------------       -------------------------
     CASH AND EQUIVALENTS - end of period                      $                       4,437   $                       6,083
                                                                   =========================       =========================



                           GATEWAY DISTRIBUTORS, LTD.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                             SUPPLEMENTAL DISCLOSURE


                                                                  SIX MONTHS ENDED
                                                                           MARCH 31,
                                                                     2000              1999
                                                                  ----------        ----------

CASH PAID DURING YEAR FOR INTEREST                                $ 12,981          $         -
                                                                  ========



                   NON CASH INVESTING AND FINANCING ACTIVITIES


STOCK ISSUED FOR ACQUISITIONS                                     $      -         $    60,000
                                                                  =========         ==========

STOCK ISSUED FOR SERVICES                                         $      -         $      455
                                                                  =========         ===========

                           GATEWAY DISTRIBUTORS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000



NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                  The balance sheet as of March 31, 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary to a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the whole year.

                  The notes to the financial statements are presented as permitted by Form 1O-Q and do not contain certain information included in the Company's annual financial statements. These financial statements have been prepared for the Company to comply with the Securities and Exchange Commission requirements.

                  There have been significant recurring losses and negative cash flows from operations for the past two years, which has resulted in severe working capital deficiency. This deficiency has contributed to inventory shortages and limited the ability of the Company to meets its current obligations.

                  The Company has signed a merger agreement with a publicly traded company and plans to raise capital through a public offering of its stock in early 2001. As of the date of the financial statements, the Company is seeking financing from a private investor for capital to continue operations until the public offering is completed.

                  In the event the Company is unable to raise capital through a public offering and/or financing. Until the public offering is completed, the aforementioned conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the occurrence of such conditions and have been prepared assuming that the Company will continue as a going concern.


NOTE 2 -          INVENTORIES:

                  Inventories, net of valuation reserves, consisted of the following at March 31, 2000:

                  Product                                       $ 314,285
                  Promotional and literature                       36,031
                                                            -------------
                                                                $ 350,316

                           GATEWAY DISTRIBUTORS, LTD.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2000



NOTE 3 -   LONG-TERM DEBT:

    Long-term debt consisted of the following at March 31, 2000:

    Convertible notes payable                                      $1,126,500

    Note payable - stockholders, interest ranging from 6.5% - 10%, no re-payment terms stated,
    unsecured.                                                        438,049

    Note payable - stockholders,  payable in monthly  installments ranging from $25 - $1,278,  plus  interest at 7% - 14%, due at various dates through
    2003, unsecured.                                                  208,239

    Note payable - corporation, payable in monthly
    installments of $9,000, plus interest at 3%, due
    on demand, unsecured                                               58,049

    Capital leases,  payable in monthly  installments ranging from
    $130-$180,  including interest at 15.6% to 26.6%,  maturing at various dates through
    2003, secured by equipment.                                         4,078
                                                                     -----------

                                                                    1,834,915

    Less current portion                                           (1,281,421)
                                                                     -----------

                                                                    $ 553,494

    Convertible notes payable are to individuals which bear interest at 12% per annum, due 12 months from the date of issuance. These notes are convertible at the option of the holder into shares of the Company's common stock, at an initial conversion price of $0.80 per share. The notes may be called for conversion when the average of the bid and asked prices of the common stock exceeds $1.00 per share for ten consecutive days. Although the notes issued will be "freely tradeable" under federal securities laws, there is currently no public market for the notes or the Company's common stock. Although the Company intends to pursue the establishment of a regular public market for the common stock under the Securities Exchange Act of 1934, there can be no assurance that a public market for the common stock will develop. As of March 31, 2000, the convertible notes issued during the year ended December 31, 1999 and 1998 have not been converted to common stock as the initial public offering has not transpired.

                           GATEWAY DISTRIBUTORS, LTD.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2000



NOTE 3 -          LONG-TERM DEBT - CONTINUED:

                  Maturities of long-term debt are as follows:

                  Period ending March 31:
                           2001                            $1,281,421
                           2002                               491,687
                           2003                                61,807
                                                          ------------
                                                           $1,834,915


NOTE 4 -          EARNINGS PER SHARE:

                  Earnings per share (EPS) for the period ended March 31, 2000 and 1999 are computed as follows:
                                                                       PER SHARE
                                            INCOME        SHARES        AMOUNT
                                            ------        ------        --------
                  March 31, 2000 - loss
                  from operations         $ (447,245)   6,856,516     $    (.07)
                                          ===========   =========    ===========

                  March 31, 1999 - loss
                  from operations         $ (327,334)   5,285,773     $    (.06)
                                          -----------   ---------     ----------

                  For the period ended March 31, 2000 and 1999, options on 2,361,908 and 1,606,408 shares of common stock, respectively, were not included in computing diluted EPS because their effects were antidilutive.


NOTE 5 -          SUBSEQUENT EVENTS:

                  In June 2000, the Company issued 3,900,000 shares to certain members of the Board of Directors.

                  On July 1, 2000, the Company acquired the assets and operations of Dynamic Products, Inc. ("Dynamic Products") in exchange for 160,750 shares of Gateway common stock. Dynamic Products is a multi-level marketing company focusing on cleaning products. The transaction was accounted for under the purchase method of accounting, therefore, the assets were recorded based on their fair values at the date of acquisition. The Company recorded $128,600 of cost in excess of net assets acquired, which is being amortized over 20 years.

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

As of December 9, 1999, the Company purchased certain assets of SuLin International. The Company issued 250,000 shares of common stock in the purchase agreement. SuLin is a network marketing company with the concept that whole food cleans and detoxifies the body. The SuLin Acquisition purchase price consisted of cash payments calculated on the basis of the Company's sales of inventory acquired in the SuLin Acquisition, the name rights formulations of the products, and certain software owned by SuLin. SuLin International's start up was June of 1993. The company had several years of steady growth peaking with the annual sales of over $2,400,000 by year-end 1999.

Results of Operations

Sales for the quarter ended March 31, 2000, were $1,530,592 compared to $815,993 for the same period in 1999, an increase of $714,599. The increase in sales, as compared to the first quarter of 1999, is attributed to the expansion of the Company's product lines and the Company's expansion into the Japanese market.

Costs of sales were $274,422 for the quarter ended on March 31, 2000, compared to $138,902 for the comparable period in 1999, an increase of approximately 97.56%.

Selling, general, and administrative expenses were $1,652,895 for the quarter ended on March 31, 2000 and $974,486 for the comparable period in 1999, an increase of $678,409. The primary reason for the increase was an increase in costs of goods sold, an increase in marketing costs associated with expansion into the Japanese market, and an increase in administrative costs associated with business acquisitions by the Company.

Net loss was $447,245 during the quarter ended on March 31, 2000, compared to an operating loss of $327,334 for the comparable quarter in 1999. The Company's operating loss increased for the quarter ended March 31, 2000, as a result of significant increases in cost of sales and selling and general and administrative expenses.

Liquidity and Capital Resources

The Company had a net working capital deficit of $3,366,574 for the quarter ended March 31, 2000, as compared to a $2,702,584 deficit at the end of December 31, 1999.

Cash used by operations was $108,157 for the quarter ended March 31, 2000, compared with $319,966 for the quarter ended March 31, 1999.

Cash flow from investing activities for the quarter ended March 31, 2000 was $0, as compared with a negative cash flow of $17,476 for the quarter ended March 31, 1999.

Cash flow generated from financing activities was $95,001 for the quarter ended March 31, 2000 as compared to $323,814 for the quarter ended March 31, 1999.

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

Going Concern

The Company's ability to continue as a going concern is an issue raised as a result of an accumulated deficit of $4,423,752 as of March 31, 2000 compared to a deficit of $3,976,507 at December 31, 1999. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management is committed to taking the necessary steps to ensure the Company remains a going concern. Management's plan to address the Company's ability to continue as a going concern includes: (1) obtaining additional funding from the sale of the Company's securities; (2) increasing sales; (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The following is a list of all securities sold by the Company within the period covered by this report, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.

On January 5, 2001, the Company issued 80,000 shares of common stock for services to Invest Linc Capital Corp. pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to one corporation for services rendered to the Company; (2) there was only one offeree who was issued stock for services; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 8 of this Form 10-QSB, and are incorporated herein by this reference.

(b)Reports on Form 8-K. No reports were filed on Form 8-K during the quarter.




                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of February 2001.




Gateway Distributors, Ltd.


By:    /s/ Rick Bailey
      ------------------------------------------
         Rick Bailey
Its:   President, Chief Executive Officer and
Director

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