Form 10QSB
period 2000-09-30
GATEWAY DISTRIBUTORS LTD
filed 2001-03-20
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

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





                500 East Cheyenne Avenue, Las Vegas, Nevada 89030
               ---------------------------------------------------
               (Address of principal executive office) (Zip Code)


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


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of September 30, 2000 was 10,957,260.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............2


                                     PART II


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................5

ITEM 5.  OTHER INFORMATION.....................................................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................6

SIGNATURES.....................................................................7

INDEX TO EXHIBITS..............................................................8











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Gateway Distributors, Ltd., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-9 and are incorporated herein by this reference.








                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                           GATEWAY DISTRIBUTORS, LTD.
                                  BALANCE SHEET



                                     ASSETS




                                                                                 SEPTEMBER 30,            DECEMBER 31,
                                                                                      2000                    1999
                                                                            -----------------------  ----------------------
                                                                                  (Unaudited)
     CURRENT ASSETS
            Cash                                                          $                   2,955     $            17,593
            Accounts Receivables                                                             65,041                  53,644
            Inventories                                                                     464,263                 360,441
            Prepaid expenses                                                                 25,471                  31,085
                                                                            -----------------------  ----------------------
                 Total Current Assets                                                       557,730                 462,763

     PROPERTY AND EQUIPMENT, AT COST:
            Furniture and fixtures                                                           89,491                  83,239
            Computer equipment                                                              124,464                 206,713
            Leasehold improvements                                                           29,228                  29,228
            Vehicles                                                                         12,970                       -
            Office equipment                                                                102,723                 106,208
                                                                            -----------------------  ----------------------
                                                                                            358,876                 425,388
            Less accumulated depreciation and
    amortization                                                                          (249,153)               (298,419)
                                                                            -----------------------  ----------------------
                                                                                            109,723                 126,969

     OTHER ASSETS:
            Goodwill, net of accumulated amortization
                 of $46,796 and $20,351, respectively                                       981,208                 893,883
            Other                                                                            39,407                   9,347
                                                                            -----------------------  ----------------------
                                                                                          1,020,615                 903,230
                                                                            -----------------------  ----------------------
                                                                          $               1,688,068        $      1,492,962
                                                                            -----------------------  ----------------------

     The accompanying notes are an integral part of the financial statements

                           GATEWAY DISTRIBUTORS, LTD.
                            BALANCE SHEET (continued)




                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                         SEPTEMBER 30,                DECEMBER 31,
                                                                              2000                        1999
                                                                    -----------------------  --- ----------------------

                                                                          (UNAUDITED)
CURRENT LIABILITIES
       Checks drawn in excess of available bank
       balances                                                   $                 262,213   $                 170,394
       Current portion of long-term debt                                          1,310,590                   1,270,754
       Accounts payable:
            Trade                                                                 1,660,574                     862,796
            Commissions                                                             394,698                     201,842
       Accrued liabilities:
            Payroll and vacation pay                                                139,237                      89,045
            Interest                                                                410,549                     256,977
            Payroll taxes                                                           448,500                     265,378
            Other                                                                    22,691                      48,161

                                                                    -----------------------      ----------------------
                  Total Current Liabilities                                       4,649,052                   3,165,347
                                                                    -----------------------      ----------------------

LONG-TERM DEBT                                                                      549,756                     549,160

LONG-TERM ACCOUNTS PAYABLE                                                                -                     324,530
                                                                    -----------------------      ----------------------
                  Total Liabilities                                               5,198,808                   4,039,037

SHAREHOLDERS' EQUITY/ (DEFICIT)
       Preferred stock - $.001 par value
        Authorized 1,000,000 shares
        No shares issued and outstanding                                                  -                           -
       Common stock - $.001 par value
       Authorized 20,000,000 shares
       Issued and outstanding  -
           10,957,260 and 6,817,000 shares
           at September 30, 2000 and
           December 31, 1999, respectively                                           10,958                       6,817
       Additional paid-in capital                                                 1,631,974                   1,423,615
       Accumulated deficit                                                      (5,153,672)                 (3,976,507)
                                                                    -----------------------      ----------------------
                Total Stockholders' deficit                                     (3,510,740)                 (2,546,075)
                                                                    -----------------------      ----------------------

                                                                  $               1,688,068   $               1,492,962
                                                                   ========================      ======================

The  accompanying  notes  are  an  integral  part  of thefinancial statements.

                           GATEWAY DISTRIBUTORS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                                 SEPTEMBER 30                                 SEPTEMBER 30
                                                          2000                  1999                    2000                1999

SALES                                       $            1,165,309 $            944,809    $         4,024,827  $        2,489,528
COST OF SALES                                              203,448              158,787                709,744             419,344
                                               -------------------     ----------------       ----------------    ----------------
GROSS PROFIT                                               961,861              786,022              3,315,083           2,070,184

SELLING, GENERAL AND                                     1,275,322              982,542              4,305,282           2,833,325
ADMINISTRATIVE EXPENSES
                                               -------------------     ----------------       ----------------    ----------------
LOSS FROM OPERATIONS                                     (313,461)            (196,520)              (990,199)           (763,141)
OTHER INCOME (Expense):
     Interest Expense                                     (68,846)             (42,863)              (203,614)           (128,589)
     Loss on disposal of fixed
        assets                                             (7,654)                    -                (7,654)
     Miscellaneous income                                    7,621               12,479                 24,302              37,517
                                               -------------------     ----------------       ----------------    ----------------
                                                          (68,879)             (30,384)              (186,966)            (91,072)
                                               -------------------     ----------------       ----------------    ----------------
NET LOSS                                    $            (382,340) $          (299,904)    $       (1,177,165)  $        (854,213)
                                               ===================     ================       ================    ================
BASIC LOSS PER SHARE                        $               (0.03) $             (0.04)    $            (0.14)  $           (0.15)
                                               ===================     ================       ================    ================
Average Number of Shares
                                               ===================     ================       ================    ================




The  accompanying  notes  are  an  integral  part  of thefinancial statements.

                           GATEWAY DISTRIBUTORS, LTD.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                          2000               1999
                                                                                 -------------------- -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                        $              (1,177,165)  $          (854,2131)
     Adjustments to reconcile net loss
          to net cash to operating activities -
               Depreciation and amortization                                             70,839                 56,260
               Loss on disposal of fixed assets                                           7,654                      -
     Changes   in operating  assets and  liabilities
     which increase  (decrease) cash flow:
                    Accounts receivable                                                (11,397)              (251,438)
                    Inventories                                                       (103,822)              (231,516)
                    Prepaid expenses                                                      5,614                 37,429
                    Accounts payable                                                    761,823              (154,622)
                    Accrued expenses                                                    361,416                107,520
                                                                         ----------------------    -------------------
                         Total adjustments                                            1,092,127               (26,665)
                                                                         ----------------------    -------------------
                         Net cash to operating activities                              (85,038)              (827,548)

     CASH FLOWS FROM INVESTING ACTIVITIES:
                 Deposits refunded                                                            -                  5,727
                 Purchase of property and equipment                                    (19,972)               (35,123)
                 Proceeds from acquisition                                                    -                 73,009
                 Cash paid for deposits                                                (30,060)                      -
                                                                         ----------------------    -------------------
                          Net cash from (to) investing activities                      (50,032)                 43,613

     CASH FLOWS FROM FINANCING ACTIVITIES:
                 Proceeds from issuance of stock                                         80,000                185,001
                 Proceeds from issuance of debt                                         118,014                676,676
                 Principle payments on debt                                            (77,582)               (42,908)
                                                                         ----------------------    -------------------
                       Net cash from financing activities                               120,432                818,769

     NET INCREASE (DECREASE) IN CASH                                                   (14,638)                 34,834
          EQUIVALENTS

     CASH AND CASH EQUIVALENTS - beginning of                                            17,593                 19,711
         period
                                                                         ----------------------    -------------------
     CASH AND CASH EQUIVALENTS - end of period                       $                    2,995  $              54,545
                                                                         ======================    ===================

The  accompanying  notes  are  an  integral  part  of the financial statements.

                           GATEWAY DISTRIBUTORS, LTD.
                         STATEMENT OF CASH FLOWS (CONT.)
                                   (UNAUDITED)



                             SUPPLEMENTAL DISCLOSURE


                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,

                                                     2000              1999
                                                  ----------        ----------

CASH PAID DURING YEAR FOR INTEREST                $  50,042          $     -
                                                  =========          =========



                   NON CASH INVESTING AND FINANCING ACTIVITIES


STOCK ISSUED FOR ACQUISITIONS                       $128,600          $647,407
                                                   =========         =========

STOCK ISSUED FOR SERVICES                          $   3,900         $     455
                                                   =========         =========














     The accompanying notes are an integral part of the financial statements

                           GATEWAY DISTRIBUTORS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                  The balance sheet as of September 30, 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for the nine months ended September 30,2000 and 1999 are unaudited. In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring,adjustments) that are necessary to a fair presentation of the financial statements. The results of operations for the nine months ended September 3O, 2000 and 1999 are not necessarily indicative of the results to be expected for the whole year.

                  The notes to the financial statements are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements. These financial statements have been prepared for the Company to comply with the Securities and Exhcange Commissions requirements.

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

NOTE 2 -          INVENTORIES:

                  Inventories, net of valuation reserves, consisted of the following at September 30, 2000:

                  Product                            $416,513
                  Promotional and literature           47,750
                                                   ----------
                                                     $464,263
                                                   ==========
                                       F-6

                           GATEWAY DISTRIBUTORS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

NOTE 3 -     LONG-TERM DEBT:

                  Long-term debt consisted of the following at September 30, 2000:

                  Convertible notes payable
                                                                   $   1,156,500

                  Note payable - stockholders, interest
                  ranging from 6.5% - 10%,
                  no re-payment terms stated,
                  unsecured.                                      $      445,534

                  Note payable - stockholders,  payable
                  in monthly  installments ranging from
                  $25 - $1,278,  plus  interest at 7% - 14%,
                  due at various dates through 2003, unsecured.          197,699

                  Note payable - corporation, payable in
                  monthly installments of $9,000, plus
                  interest at 3%, due on-demand, unsecured                58,049

                  Capital leases,  payable in monthly
                  installments ranging from $130 - $180,
                  including interest at 15.6% to 26.6%,
                  maturing at various dates through
                  2003, secured by equipment.                              2,564
                                                                       ---------
                                                                       1,860,346
                  Less current portion                                 1,310,590
                                                                       ---------

                  Long-term debt                                   $     549,756

                           GATEWAY DISTRIBUTORS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000




NOTE 3 -          LONG-TERM DEBT - CONTINUED:


                  Convertible notes payable are to individuals which bear interest at 12% per annum, due 12 months from the date of issuance. These notes are convertible at the option of the holder into shares of the Company's common stock, at an initial conversion price of $0.80 per share. The notes may be called for conversion when the average of the bid and asked prices of the common stock exceeds $1.00 per share for ten consecutive days. Although the notes issued will be "freely tradeable" under federal securities laws, there is currently no public market for the notes or the Company's common stock. Although the Company intends to pursue the establishment of a regular public market for the common stock under the Securities Exchange Act of 1934, there can be no assurance that a public market for the common stock will develop. As of September 30, 2000 the convertible notes issued during the year ended December 31, 1999 and 1998 have not been converted to common stock as the initial public offering has not transpired. Maturities of long-term debt are as follows:

                  Period ending September 30:
                           2001                                     $  1,306,020
                           2002                                          495,386
                           2003                                           37,970
                                                                   -------------
                                                                    $  1,839,376

                           GATEWAY DISTRIBUTORS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000



NOTE 4 -   EARNINGS PER SHARE:

       Earnings per share (EPS) for the period ended September 30, 2000 and 1999 are computed as follows:

                                                                   PER SHARE
                                         INCOME          SHARES     AMOUNT

       September 30, 2000 - loss
       from continuing operations     $ (1,177,165)   8,586,140   $    (.14)
                                     ==============   =========    =========

       September 30, 1999 - loss
       from continuing operations     $ (854,213)     3,768,683   $    (.15)
                                     ==============   =========    =========

       For the period ended September 30, 2000 and 1999, options on 2,390,658 and 2,332,658 shares of common stock, respectively, were not included in computing diluted EPS because their effects were antidilutive.

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

On July 1, 2000, pursuant to an asset purchase agreement dated May 16, 2000, the Company acquired the assets and operations of Dynamic Products, Inc. ("Dynamic Products") in exchange for 160,750 shares of Gateway common stock. Dynamic Products is a multi-level marketing company focusing on cleaning products. The transaction was accounted for under the purchase method of accounting, therefore, the assets were recorded based on their fair values at the date of acquisition. The Company recorded $128,600 of cost in excess of net assets acquired, which are being amortized over 20 years.

As part of the July 1, 2000 acquisition of Dynamic Products, the Company acquired the distributor base, formulas and Patents of LifeTime Solutions. The company over the last 12 months had revenues in excess of $360,000. LifeTime Solutions is a Florida based company in the business of the network marketing of nutritional, health and dietary supplements and cleaning products.

Results of Operations

Sales for the three and nine month periods ended September 30, 2000, were $1,165,309 and $4,024,827 respectively as compared to $944,809 and $2,489,528 for the same periods in 1999, an increase of $220,500 and $1,535,299 respectively. The increase in sales is attributed to acquisitions of new product lines and expansion into the Japanese market.

Costs of sales for the three and nine month periods ended September 30, 2000 were $203,448 and 709,744 respectively as compared to $158,787 and $419,344 for the same periods in 1999, an increase of $44,661 and $290,400 respectively.

Selling, general and administrative expenses for the three and nine month periods ended September 30, 2000, were $1,275,322 and $4,305,282 respectively as compared to $982,542 and $2,833,325 for the same periods in 1999. The primary reason for the increase was an increase in costs of goods sold, an increase in marketing costs associated with expansion into the Japanese market, and an increase in administrative costs associated with business acquisitions by the Company.

Operating losses for the three and nine month periods ended September 30, 2000 were $313,461 and $990,199 respectively, as compared to $196,520 and $763,141 for the same periods in 1999. The Company's operating loss increased for the quarter ended September 30, 2000, as a result of significant increases in cost of sales and selling and general and administrative expenses.

Liquidity and Capital Resources

The Company had a net working capital deficit of $4,091,322 for the quarter ended September 30, 2000, as compared to a $2,702,584 deficit at the end of December 31, 1999.

Cash used by operations was $85,038 for the quarter ended September 30, 2000, compared with $827,548 for the quarter ended September 30, 1999.

Cash flow from investing activities for the quarter ended September 30, 2000 was a negative $50,032, as compared with a positive cash flow of $43,613 for the quarter ended September 30, 1999.

Cash flows generated from financing activities were $ 120,432 for the quarter ended September 30, 2000 as compared to $818,769 for the quarter ended September 30, 1999.

Due to the Company's cash flow fluctuations, the Company experiences occasional cash flow shortages. To satisfy its cash requirements, including the debt service, the Company must periodically raise funds from external sources. This often involves the Company conducting exempt offerings of its equity securities. However, during the first quarter of 2000, the Company did not issue any equity securities to finance its operations.

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

Going Concern

The Company's ability to continue as a going concern is an issue raised as a result of an accumulated deficit of 5,153,672 as of September30, 2000 compared to a deficit of $3,976,507 at December 31, 1999. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management is committed to taking the necessary steps to ensure the Company remains a going concern. Management's plan to address the Company's ability to continue as a going concern, includes: (1) obtaining additional funding from the sale of the Company's securities; (2) increasing sales; (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The following is a list of all securities sold by the Company within the period covered by this report, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.

In July, 2000, the Company issued 139,250 shares of its common stock to Dynamic Products, Inc., a Florida Corporation pursuant to an asset purchase agreement. The shares were issued pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for all of the issued and outstanding shares of Dynamics Inc.; (3) the offeree did not resell the stock but has continued to hold it since the date of the transaction; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.

(b)Reports on Form 8-K. No reports were filed on Form 8-K during the quarter.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of March 2001.




Gateway Distributors, Ltd.


By:     \s\Rick Bailey
      ------------------------------------------

Its:   President, Chief Executive Officer and
       Director

                                INDEX TO EXHIBITS


Exhibit   Page    Description

2.1       *       Agreement and Plan of Merger as of April 10, 1998

3.1       *       Amended and Restated Articles of Incorporation of the Company.

3.2       *       Bylaws of the Company, as amended.

4.1       *       Specimen Common Stock Certificate

4.2       *       Specimen 12% Convertible Note

10        10      Asset Purchase Agreement Dated May 16, 2000 between Gateway
                  Distributors, Ltd. and Dynamic Products, Inc.

27        13      Financial Data Schedule

* Incorporated by reference from Form 10-SB/A filed December 15, 1999.

                                   Exhibit 10

                            ASSET PURCHASE AGREEMENT
                            Dated as of May 16, 2000
                                      Among
                           Gateway Distributors, Ltd.
                                       and
                             Dynamic Products, Inc.
                            ASSET PURCHASE AGREEMENT

        THIS ASSET PURCHASE AGREEMENT ("Agreement"), dated as of May 16, 2000 is byand among Gateway Distributors, Ltd., a Nevada corporation (the "Purchaser"), Dynamic Products,Inc., a Florida corporation (the "Seller"),

                                    RECITALS
        A. The Seller owns all of the issued and outstanding shares of capital stock of Dynamics, Inc, which is in the business of the network marketing of nutritional, health and dietary supplements and products (the "Business").
        B. The parties hereto wish to provide for the terms and conditions upon which the Purchaser will acquire substantially all of the assets and assume all receivables and payables agreed to at the closing of this agreement.
        C. The parties hereto wish to make certain representations, warranties, covenants, agreements and conditions herein contained, the parties hereto agree as follows:

                                    ARTICLE I
                           PURCHASE AND SALE OF ASSETS

1. Assets to be Purchased. Upon satisfaction of all conditions to the obligations of the parties contained herein (other than such conditions as shall have been waived in accordance with the terms hereof), the Seller shall sell, transfer, convey, assign and deliver to the Purchaser, and the Purchaser shall purchase from the Seller, at the Closing (as hereinafter defined), all of the Seller's right, title and interest in and to the assets, properties, goodwill and rights of the Seller, as a going concern, of every nature, kind and description, tangible and intangible, wherever located and whether or not carried or reflected on the books and records of the Seller (hereinafter sometimes collectively called the "Assets"), including without limitation: (i) the right to use the names and all variations thereof of the Seller and its products. The assets agreed to by both parties (b) hereto; and (iii) the assets reflected on the Latest Balance Sheet (as hereinafter defined), with only such dispositions of such assets reflected on the Latest Balance Sheet as shall have occurred in the ordinary course of the Seller's business between the date thereof and the Closing and which are permitted by the terms hereof, and excluding only (x) the minute books, corporate seal and stock records of the Seller,

2. Assumptions of Certain Liabilities. Upon satisfaction of all condition to the obligations of the parties contained herein (other than such conditions as shall have been waived in accordance with the terms hereof), the Purchaser, pursuant to a Liabilities Undertaking in the form of attached Balance Sheet hereto ("Liabilities Undertaking"), shall assume those certain liabilities and obligations of the Seller listed, The Purchaser is not assuming, and will not be obligated or liable for any liability of the Seller not listed on the balance sheet, The Purchaser will be indemnified, from and against any claims in respect of any debts, obligations or liabilities of the Seller of any nature whatsoever other than the Assumed Liabilities.

        3. Purchase Price. The Purchaser shall pay for the Seller' Assets the following consideration (the "Purchase Price"):

               A. Inventory Stream. The Purchaser shall make cash payments (the "Inventory Stream"),calculated and payable as follows:

                    (a) The Seller  will  continue  to  manufacture  the product being purchased and will supply the product at $0.15 cents per oz. to include bottling, label, and shipping to TRS warehouse. Payment will be on a net 15-day basis.


               B. Dynamic Product Distributors. Sellers distributors will go into the marketing plan under the Seller and be positioned in centers designated by the Seller. Seller will be at the top of entire distributors entered into the downline. TRS has two marketing plans and Seller will have the option of which plan his distributors will enter.

               C. Common Stock. The Seller will receive 278,500 shares of restricted stock of which 139,250 will issued immediately and the remaining 139,250 will be issued twelve months after the sale. The condition on the second 139,250 will require the sales from Dynamic Product Distributors to maintain or exceed it current level of $33,000 per month over the twelve month period. In the event sales do not maintain or exceed this level the shares will not be issued. An additional 21,500 shares will be issued to the employees at the discretion of the Seller.

         4.    Closing and Post Closing Adjustments. The determination of the
               cost  of  the   Inventory  on  the  date  of  Closing   shall  be
               accomplished  at and after the Closing in the  following  manner:

                    (a) The Seller  shall  promptly  prepare a  schedule  of the
               Seller's cost of the Inventory (the "Inventory Schedule") within thirty (30) days of the date of Closing.

                    (b) The  Seller  and the  Shareholders  shall  have five (5)
               business days after receipt of the Inventory Schedule (the "Review Period") to review and verify the

               Inventory Schedule. If no party objects in writing to the Inventory Schedule within the Review Period, then the Inventory Schedule shall be final and binding on all parties. If any party does so object within the Review Period then the parties shall meet as soon as practicable to attempt to resolve any such objection of the Seller. If the parties agree in writing on a final Inventory Schedule within two (2) days after the expiration of the Review Period.

        5      Purchaser Obligations

                    (a) Three  centers  assigned to Seller or hi  designee.  All rules and qualifications must be met to activate these centers.

                    (b) The Seller will designate the  sponsorship and placement of existing Dynamic Products distributors.

                    (c) Inventory  will be taken over by Gateway and you will be paid the cost of the product on a monthly basis until the entire inventory is sold. Inventory still on the payables and not paid will be taken over by Gateway, however no money paid out.

                    (d) All  receivables  and  payables  will be  taken  over by
               Gateway. In the event receivables exceed current payables, excess money goes to you.

                    (e) All information related to discussions regardin the sale will remain confidential between both parties unless agreed to by both parties in writing.

                    (f) Rick Bailey and you will  facilitate  announcemen of the purchase.

                    (g) Transition between the companies will be by agreement of both parties.

                    (h) Any existing  employees and or investors will be allowed to be placed in the marketing plan with the initial costs waived. They will be required to follow all teammember rules and qualifications thereafter,

                    (i) The $7.95 annual  membership  fee will be waived for all distributors currently active in the Sellers marketing plan and transitioning into the TRS marketing plan.






This letter of intent will be final and binding.

                           GATEWAY DISTRIBUTORS, LTD.




                            By: /s/ Richard A. Bailey
                                         Richard A, Bailey, President and
                                         Chief Executive Officer


                                     DYNAMIC PRODUCTS

                             BY: /s/ Ted Tidwell
                                -----------------------------
                                        Ted'Tidwell
                                        Owner