Form 10KSB
period 2000-12-31
GATEWAY DISTRIBUTORS LTD
filed 2001-04-17
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

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

                      Yes X                     No
                      ------                   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The issuer's total consolidated revenues for the year ended December 31, 2000, were $4,337,157

The aggregate market value of the registrant's Common Stock, $0.001 par value held by non-affiliates is not available because the Company has no publically traded market for its stock .

On April 6, 2001, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 14,244544.

                               TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.           Description of Business......................................1

Item 2.           Description of Property.....................................18

Item 3.           Legal Proceedings...........................................19

Item 4.           Submission of Matters to a Vote of
                  Security-Holders............................................19


                                     PART II


Item 5.           Market for Common Equity and Related
                  Stockholder Matters.........................................19

Item 6.           Management's Discussion and Analysis or
                  Plan of Operation...........................................20

Item 7.           Financial Statements..... ..........................F-1 - F-19

Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................23

                                    PART III


Item 9.           Directors and Executive Officers............................23

Item 10.          Executive Compensation......................................24

Item 11.          Security Ownership of Certain Beneficial Owners
                  and Management..............................................26

Item 12.          Certain Relationships and Related Transactions..............27

Item 13.          Exhibits, List and Reports on Form 8-K......................27

Signatures................................................................... 29

                                     PART I

Item 1.  Description of Business.

Business Development.

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

As of January 4, 1999, the Company acquired certain assets of NuTech International, Inc., a Texas corporation ("NuTech") in exchange for 75,000 shares of the Company's Common Stock (the "NuTech Acquisition"). NuTech is a network marketer that sells nutritional, health, and dietary supplements and products. In connection with the NuTech Acquisition, the Company agreed to cause an increase in the number of authorized directors of the Company, to take all steps necessary to nominate Scott McKnight to be a director of the Company and submit such nomination to the Company's shareholders for approval. In addition, the Company agreed that it will engage Aloe Commodities International, Inc. ("ACI") as the exclusive manufacturer of certain product lines which the Company purchased in the NuTech Acquisition.

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

As of December 9, 1999, the Company purchased certain assets of SuLin International. The Company issued 250,000 shares of Common Stock pursuant to the purchase agreement (the "Sulin Acquisition"). SuLin is a network marketing company with the concept that whole food cleans and detoxifies the body. The SuLin Acquisition purchase price consisted of cash payments calculated on the basis of the Company's sales of inventory acquired in the SuLin Acquisition, the name rights formulations of the products, and certain software owned by SuLin. The company had several years of steady growth peaking with the annual sales of over $2,400,000 by year-end 1999.

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

As part of the July 1, 2000 acquisition of Dynamic Products, the Company acquired the distributor base, formulas and Patents of LifeTime Solutions, Inc. ("LifeTime Solutions"). The company over the last 12 months has had revenues in excess of $360,000. LifeTime Solutions is a Florida based company in the business of network marketing of nutritional, health, and dietary supplements and cleaning products.

On October 12, 2000,the Company entered into an Acquisition Agreement ("Agreement") with Professional Wrestling Alliance Corporation ("PWA"), a Delaware Corporation wherein the Company agreed to sell the bulk of its assets and its operating business, in exchange for shares of PWA stock equaling approximately 85% of the issued and outstanding shares of PWA.

On January 10, 2001 the Corporation closed on the acquisition pursuant to the Agreement dated October 12, 2000. Pursuant to the Agreement the Corporation acquired from TRSG Corporation ("TRSG") (formerly Professional Wrestling Alliance Corporation) 13,448,660 (post reverse-split) shares of TRSG's Common Stock. TRSG became as a result of this transaction approximately 78% owned by the Company.

TRSG acquired all of the business and existing networking distribution operations of The Right Solution from the Company. TRSG took control and is now operating the business of the network marketing company "The Right Solution" which was formerly operated by the Company. The business of the Company is presently that of a holding company which operates through its subsidiary, TRSG Corporation. The Company continues to sell nutritional, health, and dietary supplements and products throughout North America and Japan through TRSG.

The Company's principal executive office is located at 500 East Cheyenne Avenue, North Las Vegas, Nevada 89030 and its telephone number is (702) 399-4328.

Business of the Issuer.

The Company, through its subsidiary TRSG, does business as "The Right Solution," a network marketing company that sells whole food nutrition, environmental solutions, and health and dietary supplements throughout North America and Japan. The Company believes that through special blends, whole foods, such as grains and vegetables, can be combined to help produce optimum health.

The Company's products are marketed through a network marketing system within the United States and wholesale personal import sales outside the United States. Network marketing enables the Company's independent distributors in the United States to earn profits by selling Company products to retail consumers. Distributors may also develop their own distributor downline organizations by sponsoring others to do business in any market where the Company operates, entitling the sponsors to receive overrides or commissions (cash incentives, including royalties and bonuses) on product sales within their downline organizations.

Management believes that its network marketing system is ideally suited to its products, which emphasize a healthy lifestyle, because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, most of whom use the Company's products themselves. The Company's network marketing system appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement family income, start a home-based business, or pursue employment opportunities other than conventional, full-time employment.

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

Growth Strategy

The Company plans to continue capitalizing on its strong operating platform and intends to pursue a growth strategy comprised of the following four principal elements:

Expansion of Product Offerings and Development of New Product Lines. The Company is committed to expanding its product line by developing and offering new products and introducing existing products into markets where they are not currently offered. The timely introduction of new, high quality products creates sales opportunities for distributors, and also serves to generate enthusiasm among distributors and provide them with additional promotional opportunities to sell other Company products. During the past year the Company discontinued of the slow selling duplicated products and has made the decision to concentrate on its top selling products that focus on three things: 1) cleansing the body from toxins; 2) feeding the body on a celllular level; and living ones dreams. With more than 70% of the food that is consumed in the world being genetically altered, management believes that the market for its whole food products will continue to grow.

Mergers and Acquisitions. The Company's business plan for 2001 includes growth through mergers and acquisitions. The Company acquired certain assets of two companies, NuTech and American Outback, which carry product lines using Emu Oil and Aloe Vera as key ingredients. In January, the NuTech Acquisition brought in approximately 300 distributors and $15,000 in monthly sales. Included in the purchase were the rights to Aloe #9 for Japan and the United States, NuTech's entire inventory and its distribution system. The American Outback Acquisition brought in approximately 1,300 distributors, 450 of whom were on monthly autoship. Monthly sales from this transaction are averaging approximately $19,000.

In September 1999, the Company purchased substantially all of the assets of TeamUp, which assets included product lines such as Femme, Natural Immunity, and Trim Easy. The TeamUp Acquisition has brought in approximately 4,860 active distributors, 140 of whom are on monthly autoship. The TeamUp Acquisition is expected to bring in approximately $200,000 in monthly sales.

In December 1999, the Company purchased certain assets of SuLin International. SuLin is a network marketing company with the concept that whole food cleans and detoxifies the body. SuLin International's start up was June of 1993. The company had sales of over $2,400,000 at year-end 1999.

On July 1, 2000, the Company acquired the assets and operations of Dynamic Products, Inc. ("Dynamic Products"). Dynamic Products is a multi-level marketing company focusing on cleaning products.

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

Expansion Into New Markets. The opening of new markets is an important component of the Company's business strategy. In 1997, the Company commenced operations in Japan on a personal import basis. During 1999, Japan contributed approximately 45% of the Company's total sales. The Company believes there are numerous additional markets in which its network marketing system and products may prove successful. The Company evaluates new markets based, in part, on the Company's ability to create a distributor base in the potential markets. In determining when and where to open new markets, the Company will continue to seek to minimize the impact on distributor focus in existing markets and to ensure that adequate distributor support services and other Company systems are in place to support the growth. Although the Company intends to expand into new markets, there can be no assurance that the Company can open markets on a timely basis or that such new markets will prove to be profitable. Significant regulatory and legal barriers must be overcome before marketing can begin in any new market. In addition, expansion of the Company's operations into new markets requires substantial working capital and capital expenditures associated with both the regulatory compliance and operations phases of the process. The lead-time and costs associated with opening anticipated new markets may significantly exceed those of entering new markets in the past due to greater regulatory barriers, the necessity of adapting to entirely new regulatory systems, and problems related to entering new markets with different cultural bases and political systems from those encountered in the past. The Company is informed that the lead-time necessary to open a new market is generally up to one year, but may be more.

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

Buffered Vitamin C. Buffered Vitamin C is a corn-free, purely beet derived ascorbic acid, designed especially for allergic individuals. This product contains Calcium, Magnesium, and Potassium, whose carbonates and bicarbonates are designed to cause a buffering action to help eliminate the stomach upset which can occur from the acidity normally found in Vitamin C.

Fortress Plus(TM)Fortress Plus(TM)is a formulation of antioxidants, vitamins, minerals, and herbal nutrients that are intended to help offset the potential for premature aging. It is intended that the antioxidants neutralize unwanted free radicals in the body.

Mineral Magic Ionic Minerals. Mineral Magic Ionic Minerals contains CoQ10 and over sixty (60) minerals in an ionic form. The ionic form is believed to increase the absorption rate of the minerals. The product is designed to supplement diet and provide minerals and trace minerals which are believed to be essential to the human body but absent in normal food supplies.

Oxygen Plus. Oxygen Plus is a formula of stabilized oxygen designed to purify water. It is manufactured from water, sodium chloride, sodium carbonate, and sodium sulfate.

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

Immune Pack

Body Gard With Lactoferrin. Body Gard With Lactoferrin is a combination of colostrum, echinacea, and lactoferrin. Lactoferrin is a naturally occurring, iron binding protein. It is the second most abundant protein in human colostrum, the first milk secreted at the termination of pregnancy. It also is involved in the metabolism and regulation of iron. Body Gard comes in tablet form.

Myco-Enhance Mushrooms. Myco-Enhance Mushrooms is a combination of six different medicinal mushrooms which are organically grown in a germ-free environment plus a high potency Vitamin C. The mushrooms produce antiviral and antibacterial compounds to protect themselves against invading pathogens. Here are a few specific examples of the documented attributes of each mushroom:

o Reishi: In China, preparations made from the reishi mushroom are used on a daily basis to promote heath, sound sleep, and to increase resistance to infections and heart disease.

o Shiitake: In Japan, preparations made from shiitake are used regularly to treat any illness involving a depressed immune system. Shiitake is also used to soothe bronchial inflammation, regulate incontinence, and lower high cholesterol.

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

Weight Loss Pack

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

Detox Tea(TM). Detox Tea(TM)is a blend of nineteen herbs. Users of Detox Tea(TM)have reported increased energy, loss of fat, and improved overall health.

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

Bush Recipe(R) Emu Oil. Emu oil is easily absorbed and transported through the fatty tissue of the skin, making it an excellent vehicle for delivering other therapeutic substances via topical application. Furthermore, it is noncomedogenic, which means it doesn't clog pores. Bush Recipe(R) Emu Oil is non-diluted and contains all of its natural properties. It is believed that the natural form of emu oil is far superior to the pharmaceutical grade, which has been processed to a clear and oderless form.

The product formulations based on these two ingredients include nutritional supplements, such as Nu-Aloe (an energy drink) and Super Anti-oxidant (a vitamin tablet), skin care products targeting normal/dry and oily skin types, including Non-Surgical Face Lift, and personal care products, including shampoo and aromatherapy products.

Additional Products - TeamUp International

With the TeamUp Acquisition, the Company added several new products, including Femme, Foundational Health Programs, Natural Immunity, Superfood, and Trim Easy.

Femme. Femme is a generic herbal tonic for women. It contains Dong Quai, Chaste Tree, Wild Yam and other herbs. Femme is intended to relieve the symptoms particular to women's health, such as pre-menstrual syndrome and menopause.

Foundational Health Programs. The TeamUp Foundational Health Programs are a series of programs designed to improve general health. There are three separate programs, one of which is designed to strengthen and make more efficient the user's bowels. The second is designed to remove old waste and fecal matter, accumulated over years in the bowel. The final program is designed to pass more fiber to the diet for healthier bowel movements.

Natural Immunity. Natural Immunity is a formula which contains Echinacea, Siberian Ginseng, and a variety of mushrooms. It is designed to stimulate the immune system and promote general health.

Superfood. Superfood is a vitamin supplement containing Spirulina, alfalfa, wheat grass, barley, beets, purple dulse seaweed, and a nutritional yeast. The ingredients are organically grown. It is designed to have a higher absorption rates than other vitamin and mineral supplements.

Trim Easy. Trim Easy is a pure herbal product containing Ma Huang, Salix Alba, and kelp. It is designed to accelerate the rate at which the body metabolizes fat by means of thermogenesis.

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

Product Return Policy for Team Members. A Team Member who is dissatisfied with a product may request a refund or credit within 30 days of the date of the product's purchase. Full, partially full, and empty bottles are eligible for refund. However, only one partially filled or empty container per individual product will be honored. Unused products purchased during this same period are eligible for refund if they are in the original packaging, factory sealed, and in resalable condition. Shipping expenses are not eligible for refund. The Company's product return policy for Team Members has been approved by the DSA.

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

Distribution and Marketing

The Company's products are distributed primarily through a network marketing system, consisting of an extensive network of distributors. Distributors are generally independent contractors who purchase products directly from the Company for personal use or for resale to consumers within the United States. Distributors may elect to work on a full-time or part-time basis. The Company believes that its network marketing system appeals to a broad cross-section of people worldwide, particularly those seeking to supplement family income, start a home-based business or pursue employment opportunities other than conventional, full-time employment, and that a majority of its distributors work on a part-time basis. The Company believes that its network marketing system is ideally suited to marketing its products because ongoing personal contact between consumers and distributors strengthens sales of such products.

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

Competition

The Company is subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market nutritional, health and dietary supplements, as well as those which market other types of products. Some of the Company's competitors are substantially larger and have available considerably greater financial resources than the Company. The Company's ability to remain competitive depends, in significant part, on the Company's success in sponsoring and retaining distributors through an attractive compensation plan and other incentives. The Company believes that its bonus availability program, recognition and rewards program, and other compensation and incentive programs provide its distributors with significant earning potential. However, there can be no assurance that the Company's programs for recruitment and retention of distributors will be successful.

The market for nutritional, health, and dietary supplements is characterized by extensive competition, frequent new product introductions, short product life cycles, rapid price declines, and eroding profit margins, and changing customer preferences. This market segment includes numerous manufacturers, distributors, marketers, retailers, and physicians that actively compete for the business of consumers, both in the United States and Japan. The market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market. The Company expects to continue to face substantial competition in its efforts to successfully capture a significant share of the market. There are a number of companies that currently offer competing products, and it can be expected that additional competing products will be introduced by other companies in the future. In addition, there are a variety of channels of distribution for nutritional supplements other than through network marketing and distribution systems, including direct response marketing, specialty retail health and nutrition stores, drug stores, and supermarkets. Many of the Company's existing and potential competitors have greater financial, marketing, distribution, and research capabilities than the Company. The performance of the Company will depend on its ability to develop and market new products that can gain customer acceptance and loyalty, as well as its ability to adapt its product offerings to meet changing pricing considerations and other market factors. The Company attempts to differentiate itself from competitors by adhering to its "mission statement" which reads as follows:

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

Trademarks

The Company has received federal trademark registration for THE RIGHT SOLUTION(R). The following products have trademark applications pending: ARMOR GARD(TM), ARTHRED(TM), BODY TRIM 1-2- 3(TM), CELLUTION(TM), CYTOLOG(TM), DETOX TEA(TM), FORTRESS PLUS(TM), THE LITE SOLUTION(TM), PR10(TM), PROZAPLEX(TM), RFV 29(TM), SMART HEART(TM), all Bush Recipe products and all Emu Oil products which were purchased from American Outback, and all Aloe products which were purchased from NuTech International. The Company intends to continue to seek trademark protection for a number of the products and brand names under which the Company's products are marketed, where applicable. There can be no assurance that such protection will be obtained. The Company will be required to rely upon common law concepts of confidentiality and trade secret laws to protect its product formulations. There can be no assurance that the foregoing will protect the formulations or provide adequate remedies for the Company in the event of unauthorized use or disclosure of such formulations, or that others will not be able to independently develop such formulations. The Company intends to obtain international trademarks, particularly Japanese trademarks, as the Company enters foreign markets. Trademark registrations are either issued or pending in the United States Patent and Trademark Office and in comparable agencies in many other countries. The Company considers its trademarks and trade names to be an important factor in its business.

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

Government Regulation

The Company is subject to and affected by extensive laws, governmental regulations, administrative determinations, court decisions, and similar constraints (as applicable, at the federal, state and local levels) including, among other things, regulations pertaining to (i) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of the Company's products, (ii) product claims and advertising (including direct claims and advertising by the Company as well as claims and advertising by distributors, for which the Company may be held responsible), (iii) the Company's network marketing system, (iv) transfer pricing and similar regulations that affect the personal import laws, and (v) taxation of distributors, which in some instances may impose an obligation on the Company to collect the taxes and maintain appropriate records.

Products

The formulation, manufacturing, packaging, storing, labeling, advertising, distribution, and sale of the Company's products are subject to regulation by one or more governmental agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture ("USDA"), the Environmental Protection Agency ("EPA") and the United States Postal Service. The Company's activities are also regulated by various agencies of the states and localities. The FDA, in particular, regulates the formulation, manufacture, and labeling of foods and dietary supplements, such as those distributed by the Company. FDA regulations require manufacturers and distributors of certain products to meet relevant good manufacturing practice ("GMP") regulations for the preparation, packing and storage of these products. GMP's for dietary supplements have yet to be promulgated, but are expected to be proposed. The Company does not anticipate that the promulgation of any GMP's for dietary supplements would have a material impact on the Company.

The 1994 Dietary Supplement Health and Education Act ("DSHEA") revised the provisions of the Federal Food, Drug and Cosmetic Act ("FFDCA") concerning the composition and labeling of dietary supplements and, the Company believes, is generally favorable to the dietary supplement industry. The legislation creates a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids, and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with certain limitations, dietary ingredients that were on the market before October 15, 1994.

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

As a marketer of food and dietary supplements and other products that are ingested by consumers, the Company is subject to the risk that one or more of the ingredients in its products may become the subject of adverse regulatory action. For example, on April 10, 1996, the FDA issued a statement warning consumers not to purchase or ingest dietary supplements containing ephedrine (found in the ingredient Ma Huang) that are claimed to produce such effects as euphoria, heightened awareness, increased sexual sensations, or increased energy, because these products pose significant adverse health risks, including dizziness, headache, gastrointestinal distress, irregular heartbeat, heart palpitations, heart attack, strokes, seizures, psychosis, and death. The Company does not market either of its products containing Ma Huang (Trim Easy and Lite Solution) with any of these claims. On June 4, 1997, the FDA issued a proposed regulation for dietary supplements containing ephedrine alkaloids. The proposed regulation would prohibit dietary supplements containing eight milligrams or more of ephedrine alkaloids per serving, and would not permit such products to contain any other stimulant, diuretic, or laxative ingredients. In addition, labeling of supplements would be prohibited from suggesting or recommending conditions of use that would result in an intake of eight milligrams or more of ephedrine alkaloids within a six-hour period, or a total daily intake of 24 milligrams or more. The FDA proposal would also require a warning not to take the product for more than seven days, and would prohibit the supplements from being represented, either expressly or implicitly, as being suitable for long-term uses, such as for weight loss or body building. Similarly, claims for increased energy, increased mental concentration, or enhanced well-being that encourage the consumer to take more of the product to achieve more of the purported effect would be required to be accompanied by a warning stating that taking more than the recommended serving may cause a heart attack, stroke, seizure, or death.

The Company is reviewing the possible impact of the FDA proposal, if it is finalized in its current form, upon the Company's continued marketing of either of its products containing Ma Huang. In response to the proposal, or to a final regulation which is substantially similar to the proposal, the Company may be required to (i) withdraw or reformulate its products with reduced ephedrine levels, or with a substitute for Ma Huang, (ii) re-label its products with different warnings or revised directions for use, and/or (iii) not make certain statements, possibly including weight loss, with respect to any of its products containing Ma Huang. Even in the absence of an FDA final regulation, the Company may elect to reformulate and/or re- label its products containing Ma Huang. While the Company believes that its products containing Ma Huang could be reformulated and re-labeled, there can be no assurance in that regard or that reformulation and/or re-labeling would not have an adverse effect on sales of such product.

Some of the products marketed by the Company are considered conventional foods and are currently labeled as such. Both this category of products and dietary supplements are subject to the Nutrition Labeling and Education Act ("NLEA"), and regulations promulgated thereunder, which regulates health claims, ingredient labeling, and nutrient content claims characterizing the level of a nutrient in the product.

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

Through its manuals, seminars, and other training materials and programs, the Company attempts to educate its distributors as to the scope of permissible and impermissible activities in each market. The Company also investigates allegations of distributor misconduct. However, the Company's distributors are independent contractors, and the Company is not able to directly monitor all distributor activities. As a consequence, there can be no assurance that the Company's distributors will comply with applicable regulations. Misconduct by distributors could have a material adverse effect on the Company in a particular market or in general.

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

The Company is unable to predict the nature of any future laws, regulations, interpretations, or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and additional scientific substantiation regarding product ingredients, safety or usefulness. Any or all such requirements could have a material adverse effect on the Company's results of operations and financial condition.

Network Marketing System

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

The Company is also subject to the risk of private party challenges to the legality of its network marketing system. For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the "multi-level marketing" program of Omnitrition International, Inc. ("Omnitrition") was challenged in a class action by certain Omnitrition distributors who alleged that Omnitrition was operating an illegal "pyramid scheme" in violation of federal and state laws. The Company believes that its network marketing system satisfies the standards set forth in the Omnitrition case and other applicable statutes and case law defining a legal marketing system, in part based upon significant differences between the Company's marketing system and that described in the Omnitrition case. Further, it is an ongoing part of the Company's business to monitor and respond to regulatory and legal developments, including those that may affect its network marketing system. However, the regulatory requirements concerning network marketing systems do not include "bright line" rules and are inherently fact-based. An adverse judicial determination with respect to the Company's network marketing system could have a material adverse effect on the Company. Among other things, such a determination could require the Company to make modifications to its network marketing system, result in negative publicity or have a negative impact on distributor morale. In addition, adverse rulings by courts in any proceedings challenging the legality of multi-level marketing systems, even in those not involving the Company, could have a material adverse effect on the Company.

Compliance Procedures

As indicated above, the Company, its products and its network marketing system are subject, both directly and indirectly through distributors' conduct, to numerous federal, state, and local laws and regulations in all its markets. In order to assist the Company in achieving and maintaining compliance with these numerous laws and regulations, the Company petitioned for membership in the DSA in 1996. The DSA is a national trade association of direct sellers whose commitment to ethical business practices and consumer service has resulted in its self-regulating Code of Ethics. Membership approval in this organization takes approximately one year as the DSA evaluates all of the petitioning company's manuals, forms, products, policies, and procedures for compliance to existing and forthcoming laws and regulations. The Company was accepted as a full-fledged member of the DSA in December of 1997 and continues to uphold the guidelines set forth by the DSA.

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

In order to comply with regulations that apply to both the Company and its distributors, the Company conducts considerable research into the applicable regulatory framework prior to entering any new market to identify all necessary licenses and approvals and applicable limitations on the Company's operations in that market. The Company devotes substantial resources to obtaining such licenses and approvals and bringing its operations into compliance with such limitations. The Company also researches laws applicable to distributor operations and revises or alters its distributor manuals and other training materials and programs to provide distributors with guidelines for operating a business, marketing, and distributing the Company's products and similar matters, as required by applicable regulations in each market. The Company, however, is unable to monitor its supervisors and distributors effectively to ensure that they refrain from distributing the Company's products in countries where the Company has not commenced operations, and the Company does not devote significant resources to such monitoring. In the event that the Company discovers distributor misconduct, it imposes disciplinary measures against the distributor ranging from probation to expulsion.

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

Employees

As of December 31, 2000, the Company had twenty full-time employees. These numbers do not include the Company's distributors, who are independent contractors rather than employees of the Company. The Company considers its employee relationships to be satisfactory. None of the Company's employees is a member of any labor union, and the Company has never experienced any business interruption as a result of any labor disputes.

Item 2.  Description of Property

The Company leases approximately 8,000 square feet of office space, housing the executive offices, information systems department, human resources department, accounting department, order entry department, and customer service department, and approximately 5,000 square feet of warehouse space, also housing the warehouse department, in North Las Vegas, Nevada, on a four acre parcel with the ability for future expansion. The lease for such premises is a month-to-month lease with no specific expiration date. At December 31, 2000, the monthly base rent was $15,000. The Company believes that its current facilities are satisfactory for its present needs, and it does not anticipate and need for additional space in the future.

Item 3.  Legal Proceedings

There are no pending legal proceedings to which the Company or the property of the Company are subject. In addition, no proceedings are known to be contemplated by a governmental authority against the Company or any officer or director of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

During the last 3 months of the fiscal year ended December 31, 2000, no matters were submitted by the Company to a vote of its shareholders.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Market for Common Equity.

There is currently no public market for the Company's Common Stock.

There are currently 845,000 shares of the Company's Common Stock which are subject to a stock option agreement.

There are currently $1,197,066 in principal amount of 12% convertible notes (the "Notes") issued and outstanding. The Notes bear interest at the rate of 12% per annum from and after the date of issuance. The principal amount of and interest on the Notes are convertible into shares of the Company's Common Stock at any time prior to the payment of the Notes at an initial conversion price of $0.80 per share. The Company has the right to call the notes for conversion, at the conversion price of $0.80 per share, when the average of the bid and asked prices of the Common Stock shall have exceeded $1.00 per share for any consecutive ten (10) day period. As of December 31, 2000, the Notes were, in the aggregate, convertible into 1,120,000 shares of the Company's Common Stock.

There are currently 10,513,150 shares of Common Stock held by "affiliates" of the Company, as that term is defined under Rule 144 of the Securities Act. The Company has not agreed to register any sales of Common Stock under the Securities Act of 1933.

As of April 6, 2001, there were approximately 1,007 record holders of 14,244,544 shares of the Company's Common Stock.

The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

Recent Sales of Unregistered Securities.

The following is a list of all securities sold by the Company within the period covered by this report, except for those previously reported on Form 10-QSB, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.

         On December 21, 2000 the Company issued 75,000 shares of its Common Stock to Nutech International, Inc. for the 1999 acquisition of the business of Nutech International, Inc. pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors:
(1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a corporation for acquisition of its business ; (2) there was only one offeree who was issued stock for its business; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On December 21, 2000 the Company issued a total of 650,000 shares of its Common Stock to the following individuals for the 1999 acquisition of Team Up International, Inc. pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.


Name                                                            Number of Shares
Jim Menning                                                     32,500
Meilin Lau                                                      130,000
Bill Gions                                                      178,750
Alan Lau                                                        130,000
Leonard K. Olson                                                178,750

The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to five individuals for acquisition of a business ;
(2) there were only five offerees who were issued stock for their interest in Team Up International, Inc.; (3) the offerees have not resold the stock but have continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

On December 21, 2000 the Company issued a total of 250,000 shares of its Common Stock to the following individuals for the January 2000 acquisition of Sulin International, Inc. pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.


Name                                                       Number of Shares
Steve Smith                                                130,000
Lil Shepherd                                               2,500
Brandon Smith                                              2,500
Charles Ung                                                62,500
Bradley Storks                                             3,750
Ken Wade                                                   37,500
Saundra Huff                                               7,500
Kari Weisner                                               3,750

The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to eight individuals for acquisition of a business;

(2) there were only eight offerees who were issued stock for their interest in Sulin International, Inc.; (3) the offerees have not resold the stock but have continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

On December 21, 2000 the Company issued a total of 160,750 shares of its Common Stock to the following individuals for the July 2000 acquisition of Dynamic Products, Inc. pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.


Name                                                            Number of Shares
Joseph P. & Sophia Tidwell                                      25,000
William R. Fulk                                                 25,000
Joyce Hill Rev. Trust                                           12,500
Wesley F. Tidwell                                               12,500
Ellis G. Fleming                                                12,500
Tidwell Investment Club                                         12,500
Eddie Tidwell                                                   3,000
Martha Harbin                                                   1,250
Dario Zuljani                                                   5,000
Ginger Farrell Lucas                                            2,500
Allison Tidwell                                                 714
Cynthia T. & Joe Cooper                                         1,786
John M. Bearden                                                 10,750
Jane E. Simkins                                                 5,375
Janice Y. Dearth                                                5,375
Milan Krupa                                                     25,000

The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to ten individuals and entities for acquisition of a business ; (2) there were only ten offerees who were issued stock for their interest in Dynamic Products, Inc.; (3) the offerees have not resold the stock but have continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

On December 21, 2000 the Company issued 996,114 shares each of its Common Stock to World Alliance Consulting Group, Inc, and Hudson Consulting Group, Inc., for consulting services pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to two corporations for consulting services ; (2) there were only two offerees who were issued stock for services;
(3) the offerees have not resold the stock but have continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

On December 21, 2000 the Company issued 249,028 shares each of its Common Stock to F. Briton McConkie, and Peter Kristensen., for services rendered to the corporation, pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to two individuals for services ; (2) there were only two offerees who were issued stock for services; (3) the offerees have not resold the stock but have continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

On December 21, 2000 the Company issued 4,180,000 shares each of its Common Stock to Richard A. Bailey (3,475,000 shares), Florian Ternes (675,000 shares), Lester Moore (15,000 shares), and Matt Swan (15,000 shares), for services as officers and directors of the company, pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to four individuals for services ; (2) there were only four offerees who were issued stock for services; (3) the offerees have not resold the stock but have continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

On December 21, 2000 the Company issued 32,000 shares of its Common Stock to Earl McKenzie (12,000 shares), Doug Paanelley (10,000 shares), and Janet Panelley., for cancellation of debt, pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to three individuals for consulting services ; (2) there were only three offerees who were issued stock for cancellation of debt; (3) the offerees have not resold the stock but have continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

On December 21, 2000 the Company issued 195,000 shares each of its Common Stock to Symetry, Inc.(25,000 shares), Charles Muchnick (10,000 shares), Winston Lambert (100,000 shares), Gary Eby (10,000 shares), and Ivan Martin (50,000 shares), for cash at $1.00 per share, pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to four individuals and a corporation for cash ; (2) there were only five offerees who were issued stock for cash; (3) the offerees have not resold the stock but have continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

On December 21, 2000 the Company issued 25,000 shares of its Common Stock to Jeffrey Yarbourgh as consideration for loans and extensions of loans made to the Company, pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to an individual for loans and extensions of loans made to the Company ; (2) there was only one offeree who was issued stock for services;
(3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and
(6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

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

Presentation of Retail Sales. Throughout this report, "total sales" are determined as the gross sales amounts, including shipping and handling, reflected on the Company's invoices to its distributors. The Company does not receive the amount reported as "retail sales," and the Company does not monitor the actual retail prices charged by the distributor for the Company's products. "Wholesale sales" represent the actual purchase prices paid to the Company by its distributors, after giving effect to the distributor discount. The Company receives its wholesale sales price in cash or through credit card payments upon receipt of orders from distributors. The Company's "gross profit" consists of wholesale sales less "cost of goods sold," consisting of the prices paid by the Company to its manufacturers for products. Costs related to product shipments, foreign duties, and tariffs and similar expenses, as well as "commissions and bonuses," are accounted for as selling, general and administrative expenses. The Company's use of "total sales" in reporting financial and operating data reflects the fundamental role of "total sales" in the Company's accounting systems, internal controls and operations, including the basis upon which distributor commissions and bonuses are paid.

Results Of Operations

The Company's results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors including the Company's ability in the future to enter new markets and introduce additional and new products into its markets.

Years ending December 31, 2000 and 1999

Sales for the year ended December 31, 2000 increased 10.9% to $4,337,157, as compared to sales of $3,910,604 in the year ended December 31, 1999. The increase resulted from an increase in product lines offered by the Company.

Gross profit of $3,298,515 for the year ended December 31, 2000, was $301,247, or 10% higher than the gross profit of $2,997,268 for the year ended December 31, 1999. As a percentage of sales, gross profit for 2000 as compared to the same period in the prior year remained relatively constant, decreasing approximately one-half of one percent from 76.6% to 76.05%. The decrease in gross profit as a percentage of sales primarily resulted from an increase in costs of goods sold. The increase in costs of goods sold reflects increased shipping costs and higher prices.

Selling, general, and administrative expenses, as a percentage of sales, were 120.6% for 2000 as compared to 127.7% for the same period in 1999. These expenses for the same periods increased 4.8% to $5,232,559 from $4,994,473 in the year ending December 31, 1999. The increase resulted from forecasted expansion costs for opening the Japanese market, excessive merchant account charges attributable to opening of a foreign market, excessive overseas communication costs, excessive receivable debt, and product research and development.

No income taxes are due or refundable for 2000 or 1999 because of the application of unused net operating loss carryforwards of approximately $5,715,000, the expiration dates of which begin in 2010 and end in 2020.

Liquidity and Capital Resources

The Company's working capital needs and capital expenditure requirements have increased as a result of the Company's growth and expansion, particularly in Japan. Increases in required working capital and capital expenditure requirements are expected to be met from cash flow from operations, potential future acquisitions, and the sale of the Company's debt and equity securities. For fiscal year 1999, the Company's working capital position worsened to ($5,202,607) at December 31, 2000 from ($2,702,584) at December 31, 1999. This decrease was primarily attributable to increased selling, general and administrative expenses incurred with the Company's expansion of the business. Accounts receivable decreased from $58,918 at December 31, 1999 to $51,233 at December 31, 2000. Inventory decreased from $360,441 on December 31, 1999 to $205,711 at December 31, 2000. Total accounts payable increased from $1,208,360 at December 31, 1999 to $2,307,348 at December 31,2000. Accrued liabilities, including interest and taxes, increased from $686,233 at December 31, 1999, to $1,294,089 at December 31, 2000.

For fiscal year 2000, the Company's operations used cash flow of $144,623, compared to $855,256 for the previous fiscal year. In 2000, cash used by operating activities has primarily resulted from the Company's net loss in 2000.

The Company received cash from investing activities of $54,121 in 1999, as compared to a negative cash flow of $81,689 in 2000. Cash received from investing activities in 1999 was primarily due to acquisitions.

The Company generated $211,344 in cash flow from financing activities in 2000 and $799,017 in 1999.

Stockholders' deficit increased $1,744,254 to $4,290,410 in 2000.

Cash, cash equivalents and marketable securities totaled $17,593 at December 31, 1999 compared to $2,625 at December 31, 2000.

The Company has recently been subjected to material price increases by its suppliers. The Company believes that it has the ability to respond to a portion or possibly all of any price increases by raising the price of its products. Purchases by the Company from its suppliers are generally made in U.S. Dollars, while sales to distributors are generally made in local currencies. Consequently, strengthening of the U.S. Dollar versus the Japanese Yen can have a negative impact on operating margins and can generate transaction losses on inter-company transactions.

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

Events Subsequent to End of Fiscal Year

On October 12, 2000,the Company entered into an Agreement with PWA wherein the Company agreed to sell the bulk of its assets and its operating business, in exchange for shares of PWA stock equaling approximately 85% of the issued and outstanding shares of PWA. The Agreement contemplated the transfer to PWA of the Company's business and goodwill, which consisted of existing inventory and an existing networking distribution business. The Agreement provided for PWA to acquire all of the assets and network marketing business of the Company, which business would then be operated by PWA. Following the signing of the October 12, 2000 Agreement, PWA changed its name to TRSG Corporation ("TRSG"). The closing of the Agreement occurred on January 10, 2001. At that time, TRSG became a majority owned subsidiary of the Company. (See Form 8-K filed January 12, 2001 and Form 8-K/A filed March 27, 2001).

Item 7.  Financial Statements

The following pages numbered F-1 through F-19 contain audited financial statements and accompanying notes as prepared by the Company's independent auditors.




                      [THIS SPACE LEFT INTENTIONALLY BLANK]

                           GATEWAY DISTRIBUTORS, LTD.
                                    --------

                              FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT
                                    --------

                                DECEMBER 31, 2000

                           GATEWAY DISTRIBUTORS, LTD.


                                  - CONTENTS -



                                                                     PAGE NUMBER

Independent Auditors' Report                                                 F-1

Financial Statements:

    Balance Sheet                                                            F-2

    Statement of Operations                                                  F-3

    Statement of Changes in Stockholders' Deficit                            F-4

    Statement of Cash Flows                                            F-5 & F-6

    Notes to Financial Statements                                     F-7 - F-19

                  (Letterhead of Perrin, Fordree & Company, PC)
                          901 Wilshire Drive, Suite 400
                              Tory, Michigan 48084

                          Independent Auditors' Report

To the Board of Directors
Gateway Distributors, Ltd.
North Las Vegas, Nevada


We have audited the accompanying balance sheet of GATEWAY DISTRIBUTORS, LTD. as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of GATEWAY DISTRIBUTORS, LTD. at December 31, 2000 and 1999, and the results of its operations, changes in stockholders' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PERRIN, FORDREE & COMPANY, P.C.

(s)/ Perrin, Fordree & Company, PC

March 1, 2001

                           GATEWAY DISTRIBUTORS, LTD.
                                  BALANCE SHEET



                                     ASSETS

                                                                DECEMBER 31,
                                                         2000               1999


  CURRENT ASSETS:
     Cash and cash equivalents                  $        2,625     $      17,593
     Accounts receivable                                51,233            58,918
     Inventories                                       205,711           360,441
     Prepaid expenses and other                        127,675            25,811
                                                 -------------    --------------
                  Total current assets                 387,244           462,763

  PROPERTY AND EQUIPMENT:
     Leasehold improvements                             29,228            29,228
     Furniture and fixtures                             89,291            83,239
     Machinery and equipment                           292,140           308,720
     Transportation equipment                           17,171             4,201
                                                --------------   ---------------
                                                       427,830           425,388
     Less accumulated depreciation                    (269,861)        (298,419)
                                                 -------------     -------------
                                                       157,969           126,969

  OTHER ASSETS:
     Goodwill, net of accumulated amortization
        of $74,245 in 2000 and $20,351 in 1999.        927,787           853,081
     Other                                              35,410             9,347
                                                --------------   ---------------
                                                       963,197           862,428



                                                --------------    --------------
                                                   $ 1,508,410       $ 1,452,160
                                                ==============    ==============










               The accompanying notes are an integral part of the
                             financial statements.

                           GATEWAY DISTRIBUTORS, LTD.
                            BALANCE SHEET (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                    DECEMBER 31,
                                                                              2000               1999


         CURRENT LIABILITIES:
            Current maturities of long-term debt                          $ 1,695,330       $ 1,270,754
            Deferred revenue                                                  293,084          -
            Accounts payable:
               Trade                                                        1,630,707           959,128
               Commissions                                                    676,641           249,232
            Accrued expenses:
               Payroll and employee benefits                                  244,267           115,717
               Payroll taxes                                                  419,850           206,019
               Interest                                                       457,800           256,977
               Other                                                          172,172           107,520
                                                                        -------------     -------------
                     Total current liabilities                              5,589,851         3,165,347

         LONG-TERM DEBT                                                       208,888           549,160

         LONG-TERM ACCOUNTS PAYABLE                                             -               283,728
                                                                       --------------     -------------
                                                                            5,798,739         3,998,235

         STOCKHOLDERS' EQUITY (DEFICIT):
            Preferred stock - $.001 par value
               Authorized - 1,000,000 shares
               No shares issued and outstanding                                 -                 -
            Common Stock; - $.001 par value;
               Authorized - 20,000,000 shares;
               Issued and outstanding - 13,636,000
               and 6,817,000 shares                                            13,636             6,817
            Additional paid-in capital                                      1,823,338         1,423,615
            Accumulated deficit                                            (6,127,303)       (3,976,507)
                                                                         ------------       ------------
                                                                           (4,290,329)       (2,546,075)
                                                                         ------------       ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 1,508,410       $ 1,452,160
                                                                           ===========       ===========

               The accompanying notes are an integral part of the
                             financial statements.

                           GATEWAY DISTRIBUTORS, LTD.
                             STATEMENT OF OPERATIONS

                                                                            YEAR ENDED DECEMBER 31,
                                                                             2000                1999

         SALES                                                            $ 4,337,157        $ 3,910,604

         COST OF SALES                                                      1,038,642            913,336
                                                                         ------------      -------------

         GROSS PROFIT                                                       3,298,515          2,997,268

         SELLING, GENERAL AND ADMINISTRATIVE
            EXPENSES                                                        5,232,559          4,994,473
                                                                         ------------       ------------


         OPERATING LOSS                                                    (1,934,044)       (1,997,205)

         OTHER INCOME (EXPENSE):
            Interest expense                                                 (277,980)         (191,017)
            Loss on disposal of fixed assets                                   (6,354)          (33,730)
            Other expenses                                                      -               (45,000)
            Other income                                                       67,582             93,457
                                                                       --------------     --------------
                                                                             (216,752)         (176,290)

         NET LOSS                                                          $(2,150,796)     $(2,173,495)
                                                                       ===============      ============


         BASIC LOSS PER SHARE                                         $         (0.22)  $         (0.37)
                                                                       ===============   ===============



               The accompanying notes are an integral part of the
                             financial statements.

                           GATEWAY DISTRIBUTORS, LTD.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                 ADDITIONAL
                                                                     COMMON        PAID-IN                  ACCUMULATED
                                                  SHARES             STOCK         CAPITAL                     DEFICIT         TOTAL

                                               -----------         ---------    --------------          --------------- ------------
         Balance - December 31, 1998           5,001,000  $         5,001         $    323,569          $(1,803,012 )   $(1,474,442)

         Stock issued for cash                   288,000              288              229,712                -              230,000
         Stock issued for acquisitions         1,042,000             1042              846,365                -              847,407
         Stock issued for services               486,000              486               23,969                -               24,455
         Net loss                                  -                   -                    -            (2,173,495 )    (2,173,495)
                                          -------------  -------------------  -------------------      ------------     -----------

         Balance - December 31, 1999           6,817,000            6,817            1,423,615           (3,976,507 )    (2,546,075)

         Stock issued for cash                   226,000              226              126,816                -              127,042
         Stock issued for acquisitions           161,000              161              128,439                -              128,600
         Stock issued for services             6,432,000            6,432              144,468                -              150,900
         Net loss                                  -                   -                    -            (2,150,796 )    (2,150,796)
                                          --------------  ------------------  -------------------      ------------     ------------

         Balance  - December 31, 2000         13,636,000   $       13,636          $ 1,823,338          $(6,127,303 )   $(4,290,329)
                                           =============   ==============          ===========          ===========      ===========

                   The accompanying notes are an integral part
                          of the financial statements.

                           GATEWAY DISTRIBUTORS, LTD.
                             STATEMENT OF CASH FLOWS

                                                       YEAR ENDED DECEMBER 31,
                                                         2000              1999

  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                       $(2,150,796)    $(2,173,495)
     Adjustments to reconcile net loss
        to net cash to operating activities:
           Depreciation and amortization               104,165            90,086
           Loss on disposal of fixed assets              6,354            33,730
           Stock issued for services                   118,900            24,455
           Allowance for inventory obsolescence        (64,000)          205,000
     Changes in operating assets and liabilities
         which increase(decrease) cash flow:
           Accounts receivable                           7,686           118,949
           Inventories                                 218,730           182,605
           Prepaid expenses                           (101,864)           24,197
           Accounts payable                           1,108,346          366,780
           Accrued expenses                             607,856          272,437
                                                 --------------     ------------
                                                      2,006,173        1,318,239
                                                 --------------     ------------
             Net cash to operating activities         (144,623)        (855,256)

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposits refunded                                   3,997             5,727
     Deposits paid                                    (30,060)             -
     Purchase of property and equipment               (58,626)          (13,256)
     Cash received from sale of property                 3,000             -
     Cash received from acquisitions                     -                61,650
                                           -------------------    --------------

             Net cash from (to) investing
             activites                                (81,689)            54,121

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of stock                   127,042           230,000
     Proceeds from issuance of debt                    116,650           569,017
     Payments on lon                                   (32,348)            -
                                             ------------------     ------------

           Net cash from financing activities          211,344           799,017
                                                  -------------    -------------

  NET DECREASE IN CASH EQUIVALENTS                    (14,968)           (2,118)

  CASH AND CASH EQUIVALENTS:
     BALANCE - beginning of year                        17,593            19,711
                                                --------------    --------------

            BALANCE - end of year               $        2,625     $      17,593
                                                ==============     =============

               The accompanying notes are an integral part of the
                             financial statements.

                           GATEWAY DISTRIBUTORS, LTD.
                       STATEMENT OF CASH FLOWS - CONTINUED


                             SUPPLEMENTAL DISCLOSURE

                                                       YEAR ENDED DECEMBER 31,
                                                  2000                    1999


   CASH PAID FOR INTEREST                       $  52,610              $  22,216
                                                 =========             =========

                    CASH PAID FOR TAXES         $       -              $    -
                                                ==========             =========



                   NON CASH INVESTING AND FINANCING ACTIVITIES



   STOCK  ISSUED FOR ACQUISITIONS               $128,600                $847,407
                                                ========                ========

   STOCK ISSUED FOR SERVICES                    $118,900               $  24,455
                                                ========               =========

   STOCK ISSUED FOR PROPERTY & EQUIPMENT       $  32,000          $        -
                                               =========          ==============





               The accompanying notes are an integral part of the
                             financial statements.

                           GATEWAY DISTRIBUTORS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

               Business Activity

               The Company is a distributor of vitamin and nutritional supplements, health foods, cleaning and skin care products mainly in the United States, Canada and Japan.

               Cash and Cash Equivalents

               For purposes of the statement of cash flows, cash equivalents include cash in banks and all highly liquid investments with original maturities of three months or less.

               Inventories

               Inventories, consisting primarily of nutritional, health, beauty and cleaning products are stated at cost determined by the first-in, first-out (FIFO) method.

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

               Leasehold improvements                                  39 years
               Furniture and fixtures                               5 - 7 years

                           GATEWAY DISTRIBUTORS, LTD.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                               DECEMBER 31, 2000

         NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

               Machinery and equipment                               3 - 5 years
               Transportation equipment                              5 - 7 years

               Depreciation and Amortization - continued

               Depreciation expense for the years ended December 31, 2000 and 1999 was $50,271 and $63,853, respectively.

               Intangible Assets

               Goodwill represents the excess of the cost over the fair value of net assets acquired for business combinations acquired under the purchase method of accounting. Goodwill is being amortized over periods ranging from 5 to 20 years using the straight-line method. Amortization expense was $53,894 and $20,351 for the years ended December 31, 2000 and 1999, respectively.

               Fair Values of Financial Instruments

               The carrying amounts of the Company's cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

               It is currently not practicable to estimate the fair value of the long-term debt obligations because these note agreements contain unique terms, conditions, covenants and restrictions which were negotiated at arm's length with the Company's lenders, there is no readily determinable similar instrument on which to base an estimate of fair value. Accordingly, no adjustment to fair value has been determined.

               Advertising Costs.

               The Company conducts nondirect response advertising for which the costs are expensed when incurred. Total advertising costs of $15,677 and $15,570 were incurred for the years ended December 31, 2000 and 1999, respectively.

                           GATEWAY DISTRIBUTORS, LTD.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                               DECEMBER 31, 2000



         NOTE 1 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

               Revenue Recognition

               Revenue is recognized in the period in which the products are shipped.

               Reclassifications

               Certain amounts in 1999 have been reclassified to conform to the current financial statement presentation.

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

               On April 1, 1999, the Company acquired certain assets and the operations of American Outback, Inc. ("American Outback") in exchange for 67,407 shares of Gateway Common Stock. American Outback is a multi-level marketing company focusing on skin care products. The transaction was accounted for under the purchase method of accounting, therefore, the assets were recorded based on their fair values at the date of acquisition. Operating results have been included in the Company's statement of operations from the date of acquisition. The transaction did not result in any goodwill being

                           GATEWAY DISTRIBUTORS, LTD.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2000



         NOTE 2 -      BUSINESS COMBINATIONS - CONTINUED:

               recorded as the purchase price equaled the fair market value of assets obtained.

               On August 31, 1999, the Company acquired certain assets, liabilities and the operations of TeamUp International, Inc. ("TeamUp") in exchange for 650,000 shares of Gateway Common Stock. In addition, the Company issued 200,000 stock options to certain directors of TeamUp, (See Note 6). TeamUp is a multi-level marketing company focusing on health products and nutritional supplements. The transaction was accounted for under the purchase method of accounting, therefore, assets and liabilities were recorded based on their fair values at the date of acquisition. Operating results have been included in the Company's statement of operations from the date of acquisition. The Company recorded $573,775 of costs in excess of net assets acquired, which are being amortized over 20 years.

               On December 13, 1999, the Company acquired certain assets, liabilities and operations of Sulin International, Inc. ("Sulin") in exchange for 250,000 shares of Gateway Common Stock. Sulin is a multi-level marketing company focusing on health products. The transaction was accounted for under the purchase method of accounting, therefore, assets and liabilities were recorded on their fair values at the date of acquisition. Operating results have been included in the Company's statement of operations from the date of acquisition. The Company recorded $251,810 of costs in excess of net assets acquired, which are being amortized over 20 years.

               On July 1, 2000, the Company acquired certain assets and operations of LifeTime Solutions, Limited, ("LifeTime") in exchange for 160,000 shares of Gateway Common Stock. LifeTime is a multi-level marketing company focusing on nutritional, health, dietary and cleaning products. The transaction was accounted for under the purchase method of accounting, therefore, assets and liabilities were recorded on their fair values at the date of acquisition. Operating results have been included in the Company's statement of operations from the date of acquisition. The Company recorded $128,600 of costs in excess of net assets acquired, which are being amortized over 20 years.

                           GATEWAY DISTRIBUTORS, LTD.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                               DECEMBER 31, 2000

                  NOTE 2 - BUSINESS COMBINATIONS - CONTINUED:

               The following unaudited proforma results of operations are presented as if the acquisitions of TeamUp and Sulin had been made at the beginning of the periods presented. The effect of the American Outback, NuTech and LifeTime, acquisitions on the financial statements was not significant and has been excluded from the pro forma presentation.


                                            YEAR ENDED DECEMBER 31,
                                            2000               1999
                                   -------------------    ---------------

            Net sales                      $ 4,337,157         $7,655,655
                                           ===========         ==========

            Net loss                       $(2,150,796)       $(2,412,939)
                                           ===========        ===========

            Loss per share:
               Basic                             (0.22)             (0.41)
                                      ================   ================

               Diluted                           (0.22)             (0.41)
                                      ================    ================


                        NOTE 3 - INVENTORIES:

         Inventories, net of valuation reserves, consisted of the
                             following:

                                                       DECEMBER 31,
                                                    2000        1999

         Product                                $189,964           $323,369
         Promotional and literature               15,747             37,072
                                              ----------         ----------

                                                $205,711           $360,441
                                                ========           ========

                                      GATEWAY DISTRIBUTORS, LTD.
                               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                           DECEMBER 31, 2000

                      NOTE 4 - LONG-TERM DEBT:

               Long -term debt consisted of the following :

                                                                                     DECEMBER 31,
                                                                                 2000           1999
                                                                           -----------       ------------

               Convertible notes payable                                   $1,197,066         $1,121,500

               Notes payable - related parties, interest ranging from 6.5%        -
               10%, currently due,
               unsecured.                                                     362,501            427,898

               Notes payable - stockholders, payable in monthly installments ranging from $25 - $1,278, plus interest at 7% - 14%, due at various dates through 2006,
               unsecured.                                                     242,320            207,692

               Note payable - corporation, payable
               in monthly installments of $9,000, plus
               interest at 3%, currently due, unsecured.                       58,939             58,049

               Note payable, individual, all unpaid
               principal and interest at 10% is due
               on January 31, 2001, unsecured.                                 41,650              -

               Other                                                            1,742              4,775
                                                                       --------------     --------------


                                                                            1,904,218          1,819,914
               Less current portion                                         1,695,330          1,270,754
                                                                          -----------        -----------

               Long - term debt                                           $   208,888        $   549,160
                                                                          ===========        ===========

                           GATEWAY DISTRIBUTORS, LTD.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2000

         NOTE 4 -        LONG-TERM DEBT- CONTINUED:

               Convertible notes payable are to individuals which bear interest at 12% per annum, principal and accrued interest due twelve months from the date of issuance. These notes are convertible at the option of the holder into shares of the Company's Common Stock, at an initial conversion price of $0.80 per share. Approximately $357,000 of accrued interest relating to these notes at December 31, 2000, is also convertible into the Company's Common Stock. At December 31, 2000 the approximate total of common shares available through conversion of the aforementioned debt is 1,943,000.

               The notes may be called for conversion when the average of the bid and asked prices of the Common Stock exceeds $1.00 per share for ten consecutive days. Although the notes issued will be "freely tradeable" under federal securities laws, there is currently no public market for the notes or the Company's Common Stock. Although the Company intends to pursue the establishment of a regular public market for the Common Stock under the Securities Exchange Act of 1934, there can be no assurance that a public market for the Common Stock will develop. As of December 31, 2000 the convertible notes issued during the year ended December 31, 1999 and prior have not been converted to Common Stock as the initial public offering has not transpired.

               Maturities of long-term debt are as follows:

               Year ending December 31:
                  2001                                    $1,695,330
                  2002                                        33,432
                  2003                                        33,432
                  2004                                        33,432
                  2005                                        33,432
                  Thereafter                                  75,160
                                                       -------------

                                                          $1,904,218

                           GATEWAY DISTRIBUTORS, LTD.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2000




         NOTE 5 -        EARNINGS PER SHARE:

               Earnings per share (EPS) for the years ended December 31, 2000 and 1999 are computed as follows:

                                                                  PER-SHARE
                                    INCOME        SHARES            AMOUNT
                              ---------------   ---------       ------------

 December 31, 2000 -
    Loss from continuing
        operations             $(2,150,796)     9,700,057     $        (0.22)
                               ===========    ===========     ==============

 December 31, 1999 -
    Loss from continuing
       operations              $(2,173,495)     5,872,785     $        (0.37)
                               ===========    ===========     ==============

               For the years ended December 31, 2000 and 1999, options and convertible debt worth 1,765,887 and 1,510,658 shares of Common Stock, respectively, were not included in computing diluted EPS because their effects were antidilutive.


         NOTE 6 -         STOCK OPTIONS:

               In 1999, the Company adopted a fixed director stock - based compensation plan. Under this Plan, the Company granted options for 645,000 shares of stock vesting when gross monthly sales reach $1,000,000. Vesting has not occurred as of December 31, 2000. The exercise price for each option is $1.00 per share and there is no stated expiration date.

               The fair value of each option granted is estimated using the minimum value method. The following assumptions were used in estimating fair value:

                           GATEWAY DISTRIBUTORS, LTD.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2000



         NOTE 6 -     STOCK OPTIONS - CONTINUED:

                  Assumption                                Fixed Plan

                  Dividend yield                                 -   %
                  Risk-free interest rate                        6.63%
                  Expected life                                7 years
                  Expected volatility                            -   %

               Pursuant to the purchase of TeamUp International, Inc. (Note 2), the Company granted 200,000 stock options to certain stockholders of TeamUp, vesting immediately. The exercise price of these options is $1.00 per share and the stockholders may exercise less than the full amount of the options. The options expire in five years from the date of the purchase agreement, which is August 31, 2005.

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

               The Company applies APB Opinion 25 in accounting for its stock compensation plans. Accordingly, no compensation has been recognized for the Plan in 1999. Had cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and basic earnings per share would have been reduced as follows:

                     Net loss                               1999
                  --------------                    ----------------

                  As reported                            $(2,173,495)
                                                         ===========

                           GATEWAY DISTRIBUTORS, LTD.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2000



         NOTE 6 -                    STOCK OPTIONS - CONTINUED:

Pro forma                                        $(2,720,745)
                                                 ===========

Basic earnings per share

As reported                                  $         (0.37)
                                             ===============

Pro forma                                    $         (0.41)
                                             ===============

               The following table sets forth stock options granted, exercised and canceled during the year ended December 31, 1999. There was no activity for stock options for the year ended December, 31, 2000.

1997

                           GATEWAY DISTRIBUTORS, LTD.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2000


         NOTE 7 -      RELATED PARTY TRANSACTIONS:

               Amounts due to related parties included in accounts payable at December 31, 2000 and 1999 were $94,416 and $-0-, respectively. The Company also leases it's building from a related party (Note
               8) and has term debt (Note 4) with related parties.

         NOTE 8  -     OPERATING LEASES:

               Certain office equipment items are leased under operating leases which expire at various dates through December 2003. The following is a schedule, by years, of future minimum rental payments required under these operating leases as of December 31, 2000.

               Year ending December 31:
                  2001                                   $    5,207
                  2002                                        4,929
                  2003                                        1,458
                                                        -----------

               Total minimum payments                     $  11,594
                                                          =========

               The Company leases a building from a related party under an operating lease on a month-to-month basis. The monthly amount at December 31, 2000 is $15,000.

               Total rent expense charged to operations for the years ended December 31, 2000 and 1999, was $233,708 and $271,311, respectively.


         NOTE 9 -           INCOME TAXES:

               No provision was made for income taxes in 2000 and 1999 as a result of the net loss for each year and a net operating loss carryforward. A valuation reserve on the deferred tax assets has been recorded due to the current financial situation of the Company. As of December 31, 2000, the Company has available net operating loss carryforwards of approximately $5,715,000. Expiration dates on these carryforwards begin in 2010 and end in
2020.

               The components of deferred income taxes consisted of the following:

                                                           DECEMBER 31,
                                                       2000           1999

  Current deferred taxes - gross assets:
     Gross assets                             $      62,700     $      6,600

                             GATEWAY DISTRIBUTORS, LTD.
                      NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  DECEMBER 31, 2000



                 NOTE 9 - INCOME TAXES - CONTINUED:

Gross liabilities                                 -                    -
                                     ------------------ --------------------

   Net current deferred tax assets               62,700              6,600

   Noncurrent deferred taxes:
      Gross assets                            1,948,100          1,287,200
      Gross liabilities                          (1,500)                 -
                                          ------------- --------------------

   Net noncurrent deferred tax assets         1,946,600          1,287,200

   Valuation allowance                       (2,009,300)        (1,293,800)
                                           ------------        -----------

   Total deferred tax assets         $            -     $              -
                                     ================== ====================


The tax effects of cumulative temporary differences consisted of the following:

                                                 DECEMBER 31,
                                            2000               1999

   Operating loss carryforwards         $1,943,300         $1,227,200
   Inventory reserves                       47,900              -
   Depreciation                              4,800             59,100
            Other                           13,300              7,500
                                      ------------     --------------

             Total                      $2,009,300         $1,293,800
                                        ==========         ==========


         NOTE 10 -    CONSIDERATIONS AFFECTING THE COMPANY'S ABILITY TO
         CONTINUE AS A GOING CONCERN:

               There have been significant recurring losses and negative cash flows from operations for the past three years, which has resulted in a severe working capital deficiency. This deficiency has contributed to inventory shortages and decreased sales, limited the ability of the Company to meet its current obligations and caused the Company to default on debt repayments.

               The Company has signed a merger agreement with a publicly traded company (Note 11) and plans to raise capital through a public offering of its stock in 2001. Management believes that the capital raised will enable the Company to repay its current obligations, satisfy the current outstanding

                           GATEWAY DISTRIBUTORS, LTD.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2000

         NOTE 10 -     CONSIDERATIONS AFFECTING THE COMPANY'S ABILITY TO
         CONTINUE AS A GOING CONCERN - CONTINUED

               debt and increase the inventory to acceptable operating conditions. Management also believes that these increased inventory levels will increase the revenue and profitability of the Company.

               In the event the Company is unable to raise sufficient operating capital from the public offering, the aforementioned conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the occurrence of such conditions and have been prepared assuming that the Company will continue as a going concern.


         NOTE 11 -      SUBSEQUENT EVENTS:

               On January 10, 2001, the Company entered into an agreement to sell a majority of its assets and operations in exchange for 85% of the issued and outstanding shares of a publicly traded company, TRSG Corporation.

         Item 8.      Changes in and Disagreements with Accountants.

         There were no changes in accountants or disagreements between the Company and its accountants.

                                    PART III

         Item 9. Directors, Executive Officers, Promoters and Control Persons.

         Directors and Executive Officers.


         The directors and executive officers of the Company are as follows:


  Name                 Age  Position
  Richard A. Bailey     45  Chairman of the Board of Directors, Chief Executive
                            Officer and President
  Florian R. Ternes     52  Director, Chief Operating Officer, Secretary
  Matthew H. Swan       42  Chief Financial Officer, Treasurer
  Earl McKenzie         57  Director

         All directors serve a term of one year or until their successors have been duly elected and qualified.

         Richard A. Bailey, 45, has served as Chairman, Chief Executive Officer, and President of the Company since its May 1993 inception. In 1981, Mr. Bailey purchased a small, local mobile wash company in North Las Vegas, Nevada. He expanded operations to include aviation services, growing the company from two employees in 1981 to in excess of three hundred by 1988. He served as president of the business as it grew to $7,000,000 a year in revenue, operating in twenty- seven cities throughout the United States. In 1990, Mr. Bailey became involved in the network marketing/direct selling business. In 1997, Mr. Bailey elected to sell the aviation company to International Total Services in order to devote one hundred percent of his time to the Company.

         Florian R. Ternes, 52, has served as Chief Operating Officer and Secretary of the Company since 1995. He became a director in 1999. He began his career in the airline industry and became City Vice President of Continental Airlines, Denver, Colorado hub in 1989, where he managed approximately 7,500 employees with a budget of $250 million. His airline career involved running several large hubs for various airlines which included the Northwest International Gateway in Los Angeles, the Detroit Hub for Republic Airlines, the Denver Hub for Continental Airlines. In 1995, he left the airline industry to join Richard A. Bailey in other business opportunities. As one of those ventures, he became president of a nutritional company doing in excess of $13,000,000 a year. After assisting in completing its successful public offering, he resigned in January 1998 to join the Company on a full-time basis.

         Matthew H. Swan, 42, has served as Chief Financial Officer and Treasurer since 1995. From 1985 through 1990, he was an accountant with Deloitte & Touche, and he worked for Peat Marwick from 1984 through 1995. In 1990, Mr. Swan started his own Certified Public Accounting firm. Mr. Swan spent two years living in Japan and received his bachelor of science in accounting from Idaho State in 1984.

         Earl McKenzie, 57, Mr. McKenzie has served as a member of the Board of Directors of the Company since January, 2000. He is currently the CEO and a Director of 2021 Interactive, and has served in that position since February of 1997. From 1966 to 1970 he was employed by IBM as a programer. In May of 1970 he joined EDS owned by Ross Perot as V.P. of Banking Division. He was responsible for retail banking and health care. He retired from EDS in December 1996.

         Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of four persons who during the fiscal year ended December 31, 2000 were directors, officers, or beneficial owners of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such transitional year as follows:

          Richard A. Bailey - Mr. Bailey was an officer and director of the Company during all of the year 2000. Mr. Bailey made no Section 16(a) compliance filings during the year ended December 31, 2000. Mr. Bailey further failed to timely file a Form 5 for the year ended December 31, 2000.

          Florian R. Ternes - Mr. Ternes was an officer and director of the Company during all of the year 2000. Mr. Ternes made no Section 16(a) compliance filings during the year ended December 31, 2000. Mr. Ternes further failed to timely file a Form 5 for the year ended December 31, 2000.

          Matthew Swan - Mr. Swan was a director of the Company during all of the year 2000. Mr. Swan made no Section 16(a) compliance filings during the year ended December 31, 2000. Mr. Swan further failed to timely file a Form 5 for the year ended December 31, 2000.

          Earl McKenzie - Mr. McKenzie was appointed a director of the Company in January, 2000. Mr. McKenzie made no Section 16(a) compliance filings during the year ended December 31, 2000. Mr. McKenzie further failed to timely file a Form 5 for the year ended December 31, 2000.

         ITEM 10. EXECUTIVE COMPENSATION

         Item 10.  Executive Compensation.

         Except as noted in the table below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during 2000 and 1999. The following table and the accompanying notes provide a summary of compensation paid during the past two fiscal years concerning cash and noncash compensation paid or accrued by the Company's president.

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

         Item 11.Security Ownership of Certain Beneficial Owners and Management.

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





                                                    SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of April, 2001.


         Gateway Distributors, Inc.



           (s) / Rick Bailey
--------------------------------------


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                   Title                  Date


           (s) / Rick Bailey         Chief Executive
                                     Officer and Director   April 13, 2001
         ----------------------------
         Rick Bailey



           (s) / Florian Ternes      Director               April 13, 2001
         --------------------------
         Florian Ternes



         _(s) / Earl McKenzie____    Director               April 13, 2001
          -------------------
         Earl McKenzie

                                                 Index to Exhibits
         Exhibit                    Page             Description

2.1  * Agreement and Plan of Merger as of April 10, 1998

2.2 * Asset Purchase Agreement by and among Gateway Distributors, Ltd., NuTech International, Inc. and the Stockholders of NuTech International, Inc., dated as of January 4, 1999.

2.3 * Asset Purchase Agreement by and among Gateway Distributors, Ltd. American Outback, Inc. and the Stockholders of American Outback, Inc., dated as of April 1, 1999.

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

10.2 * Employment Agreement - Florian R. Ternes

10.3 ** NuTech International, Inc. Acquisition Agreement

10.4 ** American Outback, Inc. Acquisition Agreement

10.5 ** Team Up International, Inc. Acquisition Agreement

10.6 ***  Asset  Purchase   Agreement   Dated  May  16,  2000  between   Gateway
     Distributors, Ltd. and Dynamic Products, Inc.

23   31 Consent of Auditor

         * Incorporated by reference from Form 10-SB/A filed December 15, 1999. ** Incorporated by reference from Form 10-SB filed October 29, 1999. *** Incorporated by reference from Form 10-QSB filed March 20, 2001 **** Incorporated by reference from Form 8-K filed October 23, 2000.

         Exhibit 23

                 (Letterhead of Perrin, Fordree and Company, PC)
                          901 Wilshire Drive, Suite 400
                              Troy, Michigan 48084


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


         As Independent Public Accountants, we hereby consent to the incorporation by refernce in this registration statement of our report dated March 1, 2001, included in Gateway Distributors, Ltd. Form 10-KSB for the years December 31, 2000 and 1999, and all refernces to our Firm included in the registration Statement.


         PERRIN, FORDREE & COMPANY, PC


           (s) / Perrin, Fordree & Company, PC
       ------------------------------------------------
         April 12, 2001
         Troy, Michigan