Form 10KSB/A
period 2000-12-31
GATEWAY DISTRIBUTORS LTD
filed 2001-04-24
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

On April 6, 2001, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 14,244,544.

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

Growth Strategy

The Company plans to continue capitalizing on its strong operating platform and intends to pursue a growth strategy comprised of the following four principal elements:

Expansion of Product Offerings and Development of New Product Lines. The Company is committed to expanding its product line by developing and offering new products and introducing existing products into markets where they are not currently offered. The timely introduction of new, high quality products creates sales opportunities for distributors, and also serves to generate enthusiasm among distributors and provide them with additional promotional opportunities to sell other Company products. During the past year the Company discontinued slow selling duplicated products and has made the decision to concentrate on its top selling products that focus on three things: 1) cleansing the body from toxins; 2) feeding the body on a celllular level; and living ones dreams. With more than 70% of the food that is consumed in the world being genetically altered, management believes that the market for its whole food products will continue to grow.

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


                                            YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                            2000                1999
                                       ---------------    ---------------

            Net sales                   $   4,337,157      $    7,655,655
                                       ===============    ===============

            Net loss                    $  (2,150,796)     $   (2,412,939)
                                       ===============    ===============

            Loss per share:
               Basic                            (0.22)              (0.41)
                                      ================   ================

               Diluted                          (0.22)              (0.41)
                                      ================    ================


                        NOTE 3 - INVENTORIES:

         Inventories, net of valuation reserves, consisted of the
                             following:

                                                       DECEMBER 31,
                                               ----------------------------
                                                    2000           1999
                                               ------------   -------------
         Product                                $189,964           $323,369
         Promotional and literature               15,747             37,072
                                               ------------   -------------

                                                $205,711           $360,441
                                               ============   =============

                           GATEWAY DISTRIBUTORS, LTD.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2000

NOTE 4 -  LONG-TERM DEBT:

          Long -term debt consisted of the following :

                                                             DECEMBER 31,
                                                   -----------------------------
                                                       2000              1999
                                                   -----------       -----------

          Convertible notes payable                $1,197,066         $1,121,500

          Notes  payable - related  parties,
          interest  ranging from 6.5% - 10%,
          currently due, unsecured.                   362,501            427,898

          Notes payable - stockholders,
          payable in monthly installments
          ranging from $25 - $1,278,
          plus  interest at 7% - 14%, due
          at various dates through 2006,
          unsecured.                                  242,320            207,692

          Note payable - corporation, payable
          in monthly installments of $9,000,
          plus interest at 3%, currently due,
          unsecured.                                   58,939             58,049

          Note payable, individual, all unpaid
          principal and interest at 10% is due
          on January 31, 2001, unsecured.              41,650                 -

          Other                                         1,742              4,775
                                                   -----------       -----------


                                                    1,904,218          1,819,914
Less current portion                                1,695,330          1,270,754
                                                   -----------       -----------

Long - term debt                                   $  208,888        $   549,160
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
                                                   -------------

                                                      $1,904,218
                                                   =============

                           GATEWAY DISTRIBUTORS, LTD.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2000




NOTE 5 -        EARNINGS PER SHARE:

      Earnings per share (EPS) for the years ended December 31, 2000 and 1999 are computed as follows:

                                                                  PER-SHARE
                                        INCOME        SHARES        AMOUNT
                                     -----------    -----------   ---------

        December 31, 2000 -
          Loss from continuing
              operations             $(2,150,796)     9,700,057   $  (0.22)
                                     ===========    ===========   =========

        December 31, 1999 -
          Loss from continuing
              operations             $(2,173,495)     5,872,785   $  (0.37)
                                     ===========    ===========   =========

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

          The fair value of each option granted is estimated using the minimum value method. The following assumptions were used in estimating fair value:

                           GATEWAY DISTRIBUTORS, LTD.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2000



NOTE 6 - STOCK OPTIONS - CONTINUED:

             Assumption                                Fixed Plan
             ----------                               --------------
             Dividend yield                                 -   %
             Risk-free interest rate                        6.63%
             Expected life                                7 years
             Expected volatility                            -   %

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

          The fair value of each option granted is estimated using the minimum value method. The following assumptions were used in estimating fair value:

             Assumption                                Fixed Plan
             ----------                              --------------
             Dividend yield                                   -%
             Risk-free interest rate                       6.16%
             Expected life                               5 years
             Expected volatility                              -%

          The Company applies APB Opinion 25 in accounting for its stock compensation plans. Accordingly, no compensation has been recognized for the Plan in 1999. Had cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and basic earnings per share would have been reduced as follows:

            Net loss                               1999
         --------------                    ----------------

           As reported                        $(2,173,495)
                                           ================

                           GATEWAY DISTRIBUTORS, LTD.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2000



NOTE 6 - STOCK OPTIONS - CONTINUED:

    Pro forma                                    $   (2,720,745)
                                                 ===============

    Basic earnings per share

    As reported                                  $       (0.37)
                                                 ===============

    Pro forma                                    $       (0.41)
                                                 ===============

          The following table sets forth stock options granted, exercised and canceled during the year ended December 31, 1999. There was no activity for stock options for the year ended December, 31, 2000.


                                                                   EXERCISE
                                                     NUMBER          PRICE
                                                     --------      -----------

         Stock options outstanding at the                   -      $       -
         beginning of the year

         Stock options granted                        845,000            1.00
         Stock options exercised                            -              -
         Stock options canceled                             -              -
                                                   ----------      -----------
         Stock options outstanding at the end
         of the year                                  845,000      $     1.00
                                                   ==========      ===========

         Weighted average fair value of options
         granted during 1999.                                     $      0.65
                                                                   ===========

          At December 31, 2000 all 845,000 options were outstanding with a remaining weighted average contractual life of 5.0 years at a price of $1.00 per share. 200,0000 of these shares were exercisable at December 31, 2000.

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

          Year ending December 31:
          2001                                   $    5,207
          2002                                        4,929
          2003                                        1,458
                                                -----------

          Total minimum payments                 $   11,594
                                                ===========

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

          The components of deferred income taxes consisted of the following:

                                                           DECEMBER 31,
                                              ----------------------------------
                                                       2000           1999
                                              ----------------  ----------------
           Current deferred taxes -
           gross assets:
                  Gross assets                $      62,700       $      6,600

                             GATEWAY DISTRIBUTORS, LTD.
                      NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  DECEMBER 31, 2000



NOTE 9 -  INCOME TAXES - CONTINUED:

                 Gross liabilities                    -                    -
                                              ----------------  ----------------

           Net current deferred tax assets           62,700              6,600

           Noncurrent deferred taxes:
                 Gross assets                     1,948,100          1,287,200
                 Gross liabilities                   (1,500)                 -
                                              ----------------  ----------------

           Net noncurrent deferred tax assets     1,946,600          1,287,200

           Valuation allowance                   (2,009,300)        (1,293,800)
                                              ----------------  ----------------

           Total deferred tax assets           $         -        $         -
                                              ================  ================


The tax effects of cumulative temporary differences consisted of the following:

                                                           DECEMBER 31,
                                              ----------------------------------
                                                       2000           1999
                                              ----------------  ----------------

           Operating loss carryforwards        $   1,943,300         $1,227,200
           Inventory reserves                         47,900              -
           Depreciation                                4,800             59,100
           Other                                      13,300              7,500
                                               ----------------  ---------------

             Total                                 $2,009,300         $1,293,800
                                               ================  ===============


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

          The Company has signed a merger agreement with a publicly traded company (Note 11) and plans to raise capital through a public offering of its stock in 2001. Management believes that the capital raised will enable the Company to repay its current obligations, satisfy the current outstanding debt and increase the inventory to acceptable

                           GATEWAY DISTRIBUTORS, LTD.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2000

NOTE 10 - CONSIDERATIONS AFFECTING THE COMPANY'S ABILITY TO
CONTINUE AS A GOING CONCERN - CONTINUED

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Directors and Executive  Officers.

The directors and executive  officers of the Company are as follows:


  Name                 Age  Position
--------------------  ----- ----------------------------------------------------
  Richard A. Bailey     45  Chairman of the Board of Directors, Chief Executive
                            Officer and President
--------------------------------------------------------------------------------
  Florian R. Ternes     52  Director, Chief Operating Officer, Secretary
--------------------------------------------------------------------------------
  Matthew H. Swan       42  Chief Financial Officer, Treasurer
--------------------------------------------------------------------------------
  Earl McKenzie         57  Director
--------------------------------------------------------------------------------

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

                  SUMMARY COMPENSATION TABLE

                  Annual Compensation                                               Long Term Compensation
------------------------------------------------------  ----------------------------------------------------------------------------
                                                                   Awards                                 Payouts
                                                        ------------------------------   -------------------------------------------
                                                                         Securities
                                                         Restricted      Underlying
                                          Other Aanual     Stock           Options                                   All Other
Name and Principal       Year    Salary   Compenstion     Award(s)          SARs             LTIP payouts          Compensation
                                  ($)        ($)            ($)             (#)                  ($)                   ($)
--------------------   ------- ---------  ------------  -----------   ---------------    -----------------    ----------------------
   Position
Richard A. Bailey,      2000    115,500        -              -               -                     -                      -
President and Chief     1999     76,250        -              -               -                     -                      -
Executive Officer
--------------------   ------- ---------  ------------  -----------   ---------------    -----------------    ----------------------

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

Item 11.Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, $.001 par value ("Common Stock") as of December 31, 2000, (i) by each person who is known by the Company to be the beneficial owner of more than 5% of its Common Stock; (ii) by each of the Company's directors and officers; and (iii) by all of the Company's directors and officers as a group:

          Title of Class          Name and Address of Beneficial         Nature of Ownership            Amount of      Percent Of
                                             Owner                                                      Ownership        Class
         -----------------        ------------------------------         -------------------           ----------      ------------
          Common Stock                 Richard A. Bailey                        Direct                  5,631,961        39.54%
         ($0.001 par value)        500 East Cheyenne Avenue,
                                  North Las Vegas, Nevada 89030
          Common Stock                 Florian R. Ternes                        Direct                  951,961          6.68%
         ($0.001 par value)        500 East Cheyenne Avenue,
                                  North Las Vegas, Nevada 89030
          Common Stock                    Matthew Swan                          Direct                  215,000          1.51%
         ($0.001 par value)        500 East Cheyenne Avenue,
                                  North Las Vegas, Nevada 89030
          Common Stock                   Earl McKenzie                          Direct                  12,000           0.08%
         ($0.001 par value)        500 East Cheyenne Avenue,
                                  North Las Vegas, Nevada 89030
          Common Stock            Hudson Consulting Group, Inc.                 Direct                  996,114          6.99%
         ($0.001 par value)       268 West 400 South, Suite 300
                                   Salt Lake City, Utah 84101
          Common Stock                 Richard D. Surber                       Indirect                 996,114          6.99%
         ($0.001 par value)       268 West 400 South, Suite 300          (President of Hudson
                                   Salt Lake City, Utah 84101            Consulting Group, Inc.)
          Common Stock                    Lester Moore                          Direct                  775,000          5.44%
         ($0.001 par value)        500 East Cheyenne Avenue,
                                  North Las Vegas, Nevada 89030


          Common Stock                 Jeffrey Yarbrough                        Direct                  935,000          6.56%
         ($0.001 par value)        500 East Cheyenne Avenue,
                                  North Las Vegas, Nevada 89030
          Common Stock            World Alliance Consulting, Inc.               Direct                  996,114          6.99%
         ($0.001 par value)        3809 South West Temple #1D
                                   Salt Lake City, Utah 84115
          Common Stock                Bonnie Jean Tippitts                     Indirect                 996,114          6.99%
         ($0.001 par value)        3809 South West Temple #1D            (President of World
                                   Salt Lake City, Utah 84115         Alliance Consulting, Inc.)
          Common Stock            All officers and directors as a               Direct                  6,810,922        47.81%
         ($0.001 par value)          group (4 individuals)

Item 12. Certain Relationships and Related Transactions.

On June 25, 1996, the Company issued a $81,600 note to Jeffrey L. Yarbrough, a stockholder of the Company. The note currently bears interest at the rate of six and one-half percent (6.5%) per annum. The note has no specific term of repayment and has been classified as long-term based upon the intent of management. Mr. Yarbrough continued to loan additional amounts to the Company on the same terms and conditions from June 25, 1996 through June 30, 1999. On December 31, 2000, the note had an outstanding balance of $337,290.

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

Reports on Form 8-K. The Company filed one Form 8-K report on October 12, 2000 which stated that the Company had entered into an Acquisition Agreement
("Agreement") with Professional Wrestling Alliance Corporation, a Delaware Corporation (now known as "TRSG Corporation") wherein the Company agreed to sell the bulk of its assets and its operating business, in exchange for shares of PWA stock. For more information, see Form 8-KSB filed October 12, 2000, and incorporated herein by reference. [The Agreement was closed on January 12, 2001, See Form 8-K filed January 12, 2001 and amended Form 8-K filed March 27, 2001]

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of April, 2001.


         Gateway Distributors, Inc.



           /s/ Rick Bailey
--------------------------------------


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                   Title                  Date


           /s/ Rick Bailey           Chief Executive
                                     Officer and Director   April 20, 2001
         ----------------------------
         Rick Bailey



           /s/ Florian Ternes        Director               April 20, 2001
         --------------------------
         Florian Ternes



          /s/ Earl McKenzie          Director               April 20, 2001
          -------------------
         Earl McKenzie

                                Index to Exhibits

Exhibit Page   Description
------- ----   ---------------

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


         PERRIN, FORDREE & COMPANY, PC


          /s/ Perrin, Fordree & Company, PC
       ------------------------------------------------
         April 12, 2001
         Troy, Michigan