Form 10QSB
period 2001-03-31
GATEWAY DISTRIBUTORS LTD
filed 2001-05-14
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

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


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 11, 2001 was 13,636,000.

                               TABLE OF CONTENTS

                         PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............4


                           PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................6

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................6

SIGNATURES....................................................................7

INDEX TO EXHIBITS.............................................................8







                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Gateway Distributors, Ltd., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-8 and are incorporated herein by this reference.










                      [THIS SPACE LEFT BLANK INTENTIONALLY]

INDEX TO FINANCIAL STATEMENTS


                                                                     PAGE NUMBER



    Consolidated Balance Sheet ..............................................F-2

    Statement of Operations .................................................F-4

     Statement of Changes in Stockholders' Equity (Deficit)................. F-5

    Statement of Cash Flows ..........................................F-6 to F-7

    Notes to Financial Statements........................................... F-8

                           GATEWAY DISTRIBUTORS, LTD.
                           CONSOLIDATED BALANCE SHEET




                                     ASSETS

                                                       MARCH 31,    DECEMBER 31,
                                                        2001            2000
                                                    ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents                         $     5,037   $      2,625
   Accounts receivable                                    68,482         51,233
   Inventories                                           215,703        205,711
   Prepaid expenses                                       50,085        127,675
                                                     -----------    -----------

            Total current assets                         339,307        387,244

Property and equipment, at cost -                        430,330        427,830
   Less accumulated depreciation and amortization       (283,043)      (269,861)
                                                      ----------    -----------

                                                         147,287        157,969

OTHER ASSETS:
   Goodwill, net of accumulated amortization
      of $94,398 and $74,245, respectively             1,257,634        927,787
   Other                                                  35,410         35,410
                                                     -----------   ------------

                                                       1,293,044        963,197






                                                     $ 1,779,638    $ 1,508,410
                                                     ===========    ===========


                 See accompanying notes to financial statements

                           GATEWAY DISTRIBUTORS, LTD.
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                               MARCH 31,          DECEMBER 31,
                                                 2001                2000
                                              ------------       --------------
CURRENT LIABILITIES:
   Checks maturities of long-term debt         $ 1,778,182          $ 1,695,330
   Deferred revenue                                 63,203              293,084
   Accounts payable:
      Trade                                      2,000,757            2,259,967
      Commissions                                  746,105              676,641
   Accrued expenses:
      Payroll and employee benefits                228,864              244,267
      Payroll taxes                                443,672              419,850
      Interest                                     502,631              457,800
      Other                                        184,018              172,172
                                              -------------        -------------

               Total current liabilities         5,947,432            6,219,111

LONG-TERM DEBT                                     208,888              208,888

MINORITY INTEREST                                  373,497               28,497

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock - $.001 par value
      Authorized - 1,000,000 shares
      No shares issued and outstanding               -                    -
   Common stock, - $.001 par value
      Authorized - 20,000,000 shares
      Issued and outstanding -
         13,636,000 shares                          13,636               13,636
   Additional paid-in capital                    1,823,338            1,823,338
   Accumulated deficit                          (6,587,153)          (6,785,060)
                                              ------------         ------------

                                                (4,750,179)          (4,948,086)
                                              ------------         ------------

                                               $ 1,779,638          $ 1,508,410
                                               ===========          ===========



                 See accompanying notes to financial statements

                           GATEWAY DISTRIBUTORS, LTD.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED
                                              MARCH 31,             MARCH 31,
                                               2001                   2000
                                           -------------          --------------

SALES                                      $     703,797         $   1,530,952

COST OF SALES                                    140,964               274,422
                                           -------------          --------------

GROSS PROFIT                                     562,833             1,256,530

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                       785,172             1,706,501
                                           -------------          --------------

LOSS FROM OPERATIONS                            (222,339)             (449,971)

OTHER INCOME (EXPENSE):
   Interest expense                              (58,318)              (76,999)
   Gain on settlement                            568,970                    -
   Miscellaneous income                            4,334                11,404
                                           -------------          --------------

                                                 514,986               (65,595)
                                           -------------          --------------

                                                 292,647              (515,566)
MINORITY INTEREST                                (94,740)               14,347
                                           -------------          --------------

NET INCOME (LOSS)                          $     197,907          $   (501,219)
                                           =============          =============

BASIC EARNINGS (LOSS) PER SHARE            $         .01          $       (.07)
                                           =============          =============

WEIGHTED AVERAGE SHARES OUTSTANDING           13,636,000             6,856,516
                                           =============          =============


                 See accompanying notes to financial statements

                           GATEWAY DISTRIBUTORS, LTD.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)









                        THREE MONTHS ENDED MARCH 31, 2001

                                                                           ADDITIONAL
                                    NUMBER OF                                PAID-IN           ACCUMULATED
                                      SHARES               AMOUNT            CAPITAL            DEFICIT             TOTAL
                                -------------      --------------         -------------      -------------     ------------

BALANCE - January 1, 2001          13,636,000      $       13,636         $  1,823,338       $ (6,785,060)     $(4,948,086)

Net income                              -                   -                    -                197,907          197,907
                                -------------      --------------         -------------      -------------     ------------

BALANCE - March 31, 2001           13,636,000      $       13,636         $  1,823,338       $ (6,587,153)     $(4,750,179)
                                =============      ==============         ============       ============      ===========





                 See accompanying notes to financial statements

                           GATEWAY DISTRIBUTORS, LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                           MARCH 31,               MARCH 31,
                                                             2001                    2000
                                                      ----------------         ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                         $ 197,907             $(501,219)
   Adjustments to reconcile net income (loss)
      to net cash from operating activities -
         Depreciation and amortization                          33,335                23,451
         Minority interest                                     345,000               496,366
   Changes in operating assets and liabilities
      which increase (decrease) cash flow:
         Accounts receivable                                   (17,249)              (24,666)
         Inventories                                            (9,992)               10,125
         Prepaid expenses                                       77,590                 3,207
         Accounts payable                                     (189,746)              235,332
         Deferred revenue                                     (229,881)               -
         Accrued expenses                                       65,096               114,123
                                                           -----------            ----------
                                                                74,153               857,938
                                                           -----------            ----------
               Net cash from operating activities              272,060               356,719
                                                            ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                         (2,500)             (480,000)
   Cash paid for investment in TRSG, Inc.                     (350,000)                -
                                                            ----------      ----------------
               Net cash to investing activities               (352,500)             (480,000)
                                                            ----------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of stock                               -                    80,000
   Proceeds from issuance of debt                              100,131                35,451
   Principle payments on debt                                  (17,279)              (20,450)
                                                           -----------           -----------

               Net cash from financing activities               82,852                95,001
                                                           -----------           -----------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                      2,412               (28,280)

CASH AND CASH EQUIVALENTS - beginning of period                  2,625                34,064
                                                          ------------           -----------

CASH AND CASH EQUIVALENTS - end of period                  $     5,037           $     5,784
                                                           ===========           ===========

                 See accompanying notes to financial statements

                           GATEWAY DISTRIBUTORS, LTD.
                       STATEMENT OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)


                             SUPPLEMENTAL DISCLOSURE

                                                     THREE MONTHS ENDED
                                                  MARCH 31,           MARCH 31,
                                                   2001                 2000
                                                ---------           ------------

CASH PAID FOR INTEREST                          $  13,487            $   12,981
                                                =========            ==========

CASH PAID FOR TAXES                             $     -              $       -
                                                =========            ===========







                 See accompanying notes to financial statements

                                        GATEWAY DISTRIBUTORS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               The consolidated balance sheet as of March 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary to a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the whole year.

NOTE 2 -       BUSINESS COMBINATION:

               On January 11, 2001, the Company obtained 13,448,660 shares of TRSG, Inc. ("TRSG") , a publicly held company, in exchange for substantially all of the assets and operations of the Company. As of March 31, 2001, this resulted in a 79% ownership in TRSG and consolidation of the entity into the Company's financial statements. All significant intercompany balances and transactions have been eliminated. The transaction was accounted for under the purchase method of accounting, therefore, assets and liabilities were recorded on their fair values at the date of acquisition. Operating results have been included in the Company's statement of operations from the date of acquisition. The Company recorded $350,000 in costs in excess of net assets acquired, which are being amortized over 15 years.

NOTE 3 -       SETTLEMENT PAYABLE:

               On December 29, 2000, TRSG obtained a settlement on the judgment against it of $618,970 for $50,000. The obligation was satisfied and resulted in a gain on settlement of $568,970 for the current period ended March 31, 2001.

NOTE 4 -       ADDITIONAL FOOTNOTES INCLUDED BY REFERENCE:

               Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Therefore, these footnotes are included by reference. In addition, reference should be made to the 2000 10-QSB and 10-KSB for TRSG, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

General

As used herein the term "Company" refers to Gateway Distributors, Ltd., a Nevada corporation, its subsidiaries and predecessors, unless the context indicates otherwise. The Company was originally incorporated in the State of Nevada on May 26, 1993.

On January 11, 2001, the Company obtained 13,448,660 shares of TRSG Corporation. ("TRSG"), a publicly held company, in exchange for substantially all of the assets and operations of the Company. As of March 31, 2001, this resulted in a 79% ownership in TRSG and the consolidation of that entity into the Company's financial statements. As a result of this transaction, the Company is now a holding company and does not have any direct operations. All of the Company's operations are conducted through TRSG Corporation (TRSG).

The Company's products are marketed through network marketing organizations within the United States and wholesale personal import sales outside of the United States. Network marketing enables the Company's independent distributors in the United States to earn profits by selling the Company's products to retail consumers. Distributors may also develop their own distributor downline organizations by sponsoring others to do business in any market where the Company operates, entitling the sponsors to receive overrides or commissions (cash incentives, including royalties and bonuses) on product sales within their downline organizations.

The Company believes that through special blends, whole foods such as grains and vegetables can be combined to help produce optimum health. Recent studies reveal that prevention through health maintenance is a key to enjoying a healthier lifestyle. However, health challenges today are at an all- time high. The need for proper nutrition has never been greater. The Company markets whole food products based on the proposition that pure, natural, unprocessed, unpreserved, unsprayed, simple, organic foods provide whole food nutrition. The Company believes that whole food nutrition is the key, the answer, and the solution to creating a long healthy life. The health care products that the Company sells are intended to provide nutritional supplementation to the product's users. The products are not intended to diagnose, treat, cure or prevent any disease.

Results of Operations

Sales for the quarter ended March 31, 2001, were $703,797 compared to $1,530,952 for the same period in 2000, a decrease of 54 percent The decrease in sales is attributed to the inability to obtain sufficient capital to purchase inventory. The Company currently has 3,000 to 4,000 back orders and expects to be able to fill those orders upon obtaining the necessary financing. The Company expects to obtain the necessary financing through a pending private placement of TRSG's common stock.

Costs of sales were $140,964 for the quarter ended on March 31, 2001, compared to $274,422 for the comparable period in 2000, a decrease of approximately

48.7%. The reason for the decrease was due to a significant reduction in sales.

Selling, general, and administrative expenses were $785,172 for the quarter ended on March 31, 2001 and $1,706,501for the comparable period in 2000, a decrease of 54 percent. The primary reason for the decrease was a decrease in sales and a lack of substantial administrative costs associated with business acquisitions by the Company.

Net income was $197,907 during the quarter ended on March 31, 2001, compared to a net loss of $501,219 for the comparable quarter in 2000. The Company's operating loss decreased for the quarter ended March 31, 2001, as a result of a $568,970 gain on debt settlement by the Company's majority owned subsidiary TRSG.

Liquidity and Capital Resources

The Company had a net working capital deficit of $5,608,125 for the quarter ended March 31, 2001, as compared to a $5,831,867 deficit at the end of December 31, 2000. The Company's working capital deficit increased primarily as a result of a debt settlement.

Cash flow from operations was $197,907 for the quarter ended March 31, 2001, compared with cash flow used in operations of $501,219 for the comparable period in 2000.

Negative Cash flows in investing activities for the quarter ended March 31, 2001 was $352,500, compared with a negative cash flow of $480,000 for the comparable period in 2000.

Cash flow generated from financing activities was $82,852 for the quarter ended March 31, 2001 as compared to $95,001 for the comparable period in 2000.

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

Income Tax Expense (Benefit)

The Company's income tax benefits are limited to the losses sustained since 1999 due to the change of management.

Going Concern

The Company's ability to continue as a going concern is an issue raised as a result of an accumulated deficit of $4,750,179 as of March 31, 2001. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management is committed to taking the necessary steps to ensure the Company remains a going concern. Management's plan to address the Company's ability to continue as a going concern includes: (1) obtaining additional funding from the sale of the Company's securities; (2) increasing sales; (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 8 of this Form 10-QSB, and are incorporated herein by this reference.

(b)Reports on Form 8-K.

         (i) The Company filed a Form 8-K dated January 12, 2001, disclosing the acquisition of 13,448,660 shares or approximately 79% of the common stock of TRSG Corporation in exchange of substantially all of the Assets of the Company.

         (ii) The Company filed a From 8K/A dated March 26, 2001, disclosing the financials reflecting the acquisition of TRSG Corporation. The Form 8K/A with a filing date of March 22, 2001 was filed in error.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of May 2001.




Gateway Distributors, Ltd.


By:     /s/  Rick Bailey
      ----------------------
         Rick Bailey
Its:   President, Chief Executive Officer and
Director

                                INDEX TO EXHIBITS


Exhibit   Page             Description

2.1        *      Agreement and Plan of Merger as of April 10, 1998

3.1        *      Amended and Restated Articles of Incorporation of the Company.

3.2        *      Bylaws of the Company, as amended.

4.1        *      Specimen Common Stock Certificate

4.2        *      Specimen 12% Convertible Note

Material Contracts

10(i)      **     Acquisition Agreement between the Company and TRSG
                  Corporation dated October 12, 2000.



* Incorporated by reference from Form 10-SB/A filed December 15, 1999. ** Incorporated by reference from the Form 8K dated October 20, 2000.