Form 10QSB/A
period 2000-03-31
GATEWAY DISTRIBUTORS LTD
filed 2001-06-07
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


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


     The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of March 31, 2001 was 13,594,000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................6

SIGNATURES.....................................................................6

INDEX TO EXHIBITS..............................................................7











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Gateway Distributors, Ltd., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.



















                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                           GATEWAY DISTRIBUTORS, LTD.
                                  BALANCE SHEET



                                     ASSETS




                                                                       MARCH 31,             DECEMBER
                                                                         2001                31, 2000
                                                                    -------------          ------------

                                                                      (Unaudited)            (Audited)

     CURRENT ASSETS
            Cash and cash equivalents                            $               5,037                 2,625
            Accounts Receivable                                                 68,482                51,233
            Inventories                                                        215,703               205,711
            Prepaid expenses                                                    50,085               127,675
                                                                 --------------------- ---------------------
                 Total Current Assets                                          339,307               387,244

     PROPERTY AND EQUIPMENT, AT COST:                                          430,330               427,830
            Less accumulated depreciation and amortization                   (283,043)             (269,861)
                                                                 --------------------- ---------------------
                                                                               147,287               157,969

     OTHER ASSETS:
            Goodwill, net of accumulated amortization
                 of $94,398 and $74,245, respectively                        1,257,634               927,787
            Other                                                               35,410                35,410
                                                                 --------------------- ---------------------
                                                                             1,293,044               963,197
                                                                 --------------------- ---------------------
                                                                 $           1,779,638             1,508,410
                                                                 ===================== =====================













     The accompanying notes are an integral part of the financial statements

                           GATEWAY DISTRIBUTORS, LTD.
                            BALANCE SHEET (continued)


                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                               MARCH 31,        DECEMBER
                                                                                 2001           31, 2000
                                                                            ------------      ------------

                                                                              (Unaudited)       (Audited)
CURRENT LIABILITIES
       Checks maturities of long-term debt                                  $  1,778,182      $  1,695,330
       Deferred revenue                                                           63,203           293,084
       Accounts payable:
            Trade                                                              2,000,757         2,259,967
            Commissions                                                          746,106           676,641
       Accrued expenses:
            Payroll and employee benefits                                        228,864           244,267
            Payroll taxes                                                        443,672           419,850
            Interest                                                             502,631           457,800
            Other                                                                184,018           172,172
                                                                            ------------      ------------
                  Total Current Liabilities                                    5,947,433         6,219,111
                                                                            ------------      ------------

LONG-TERM DEBT                                                                   208,888           208,888
                                                                            ------------      ------------
                  Total Liabilities                                            6,156,321         6,427,999

MINORITY INTEREST                                                                415,991             (644)
                                                                            ------------      ------------

SHAREHOLDERS' EQUITY/ (DEFICIT)
       Preferred stock - $.001 par value, authorized 1,000,000 shares
            no shares issued and outstanding                                           -                 -
       Common stock - $.001 par value, authorized 20,000,000 shares issued and outstanding  -13,594,000 and 13,636,000 shares
            at March 31, 2001 and December 31, 2000, respectively                 13,594            13,636
       Additional paid-in capital                                              1,781,880         1,823,338
       Accumuluated deficit                                                  (6,588,148)       (6,755,919)
                                                                            ------------      ------------
                Total Stockholders' deficit                                  (4,792,674)       (4,918,945)
                                                                            ------------      ------------

                                                                            $  1,779,638      $  1,508,410
                                                                            ============      ============








     The accompanying notes are an integral part of the financial statements

                           GATEWAY DISTRIBUTORS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                              Three Months Ended
                                                          -------------------------

                                                      March 31, 2001    March 31, 2000
                                                      --------------    --------------

SALES                                                   $   703,797      $ 1,530,952
COST OF SALES                                               140,964          274,422
                                                        -----------      -----------
GROSS PROFIT                                                562,833        1,256,530
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                804,172        1,706,501
                                                        -----------      -----------
LOSS FROM OPERATIONS                                      (241,339)        (449,971)
                                                        -----------      -----------
OTHER INCOME (EXPENSE)
          Interest Expense                                 (58,318)         (76,999)
          Gain on Settlement                                568,970                -
          Miscellaneous income                                4,333           11,404
                                                        -----------      -----------
TOTAL OTHER INCOME (EXPENSE)                                514,985         (65,595)
                                                        -----------      -----------
                                                            273,646        (515,566)
                                                        -----------      -----------
MINORITY INTEREST IN INCOME OF CONSOLIDATED
SUBSIDIARIES                                              (105,875)           14,347
                                                        -----------      -----------
NET INCOME (LOSS)                                       $   167,771      $ (501,219)
                                                        -----------      -----------
BASIC EARNINGS (LOSS) PER SHARE                         $       .01      $     (.07)
                                                        ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                      13,606,072        6,856,516
                                                        -----------      -----------














    The accompanying notes are an integral part of the financial statements.

                           GATEWAY DISTRIBUTORS, LTD.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)




                        THREE MONTHS ENDED MARCH 31, 2001

                               COMMON STOCK ISSUED


                                                      ADDITIONAL
                              NUMBER OF                PAID-IN      ACCUMULATED
                               SHARES        AMOUNT    CAPITAL       DEFICIT          TOTAL
                            ------------   ---------  ----------  --------------  --------------
Balance - January 1, 2001     13,636,000 $    13,636  $1,823,338  $  (6,755,919)  $  (4,918,945)
Shares reacquired               (42,000)        (42)    (41,458)               -        (41,500)
Net income                             -           -           -         167,771         167,771
                            ------------   ---------  ----------  --------------  --------------
Balance - March 31, 2001      13,594,000 $    13,594  $1,781,880  $  (6,588,148)  $  (4,792,674)
                            ============   =========  ==========  ==============  ==============























     The accompanying notes are an integral part of the financial statements

                           GATEWAY DISTRIBUTORS, LTD.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                    MARCH 31,           MARCH 31,
                                                                       2001               2001
                                                                   -------------     -----------


CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                             $   167,771       $ (501,219)
     Adjustments to reconcile net income (loss)
          to net cash to operating activities -
               Depreciation and amortization                            33,335            23,451
               Minority Interest                                       416,635           496,366
Changes in operating assets and liabilities
which increase (decrease) cash flow:
                    Accounts receivable                               (17,249)          (24,666)
                    Inventories                                        (9,992)            10,125
                    Prepaid expenses                                    77,590             3,207
                    Accounts payable                                 (189,745)           235,332
                    Deferred revenue                                 (229,881)                 -
                    Accrued expenses                                    65,096           114,123
                                                                   -----------       -----------
                                                                       145,789           857,938
                                                                   -----------       -----------
                           Net cash from operating activities          313,560           356,719
                                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:                                                          -
              Capital expenditures                                     (2,500)         (480,000)
              Cash paid for investment in TRSG, Inc.                 (350,000)                 -
                                                                   -----------       -----------
                     Net cash to investing activities                (352,500)         (480,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
              Shares reacquired                                       (41,500)                 -
               Proceeds from issuance of stock                               -            80,000
               Proceeds from issuance of debt                          100,131            35,451






     The accompanying notes are an integral part of the financial statements

                           GATEWAY DISTRIBUTORS, LTD.
                       STATEMENT OF CASH FLOWS (Continued)
                                   (UNAUDITED)


Principle payments on debt                              (17,279)     (20,450)
                                                        --------   ----------
Net cash from financing activities                        41,352       95,001

NET INCREASE (DECREASE) IN CASH EQUIVALENTS
                                                           2,412     (28,280)
CASH AND CASH EQUIVALENTS - beginning of period            2,625       34,064
                                                        --------   ----------
CASH AND CASH EQUIVALENTS - end of period               $  5,037   $    5,784
                                                        ========   ==========



                             SUPPLEMENTAL DISCLOSURE


                                                 THREE MONTHS ENDED

                                            MARCH 31,       MARCH 31, 2000
                                            2001
CASH PAID FOR INTEREST                 $        13,487      $   12,981
CASH PAID FOR TAXES                    $             -      $        -
















     The accompanying notes are an integral part of the financial statements

                           GATEWAY DISTRIBUTORS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001



NOTE 1-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

          On January 11, 2001, the Company obtained 13,448,660 shares of TRSG, Corporation ("TRSG"), a publicly held company, in exchange for substantially all of the assets and operations of the Company. As of March 31, 2001, this resulted in a 75.5% ownership in TRSG and consolidation of the entity into the Company's financial statements. All significant intercompany balances and transactions have been eliminated. The transaction was accounted for under the purchase method of accounting, therefore, assets and liabilities were recorded on their fair values at the date of acquisition. Operating results have been included in the Company's statement of operations from the date of acquisition. The Company recorded $350,000 in costs in excess of net assets acquired, which are being amortized over 15 years.

NOTE 3 -  SETTLEMENT PAYABLE:

          On December 29, 2000, TRSG obtained a settlement on the judgment against it of $618,970 for $50,000. The obligation was satisfied and resulted in a gain on settlement of $568,970 for the current period ended March 31, 2001.

NOTE 4 -  ADDITIONAL FOOTNOTES INCLUDED BY REFERENCE:

          Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Therefore, these footnotes are included by reference. In addition, reference should be made to the 2001 10-QSB and December 31, 2000 10-KSB for TRSG, Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

General

As used herein the term "Company" refers to Gateway Distributors, Ltd., a Nevada corporation, its subsidiaries and predecessors, unless the context indicates otherwise. The Company was originally incorporated in the State of Nevada on May 26, 1993. On January 11, 2001, the Company obtained 13,448,660 shares of TRSG Corporation ("TRSG"), a publicly held company, in exchange for substantially all of the assets and operations of the Company. As of March 31, 2001, this resulted in a 75.5% ownership in TRSG and the consolidation of that entity into the Company's financial statements.

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

Results of Operations

Sales for the quarter ended March 31, 2001, were $703,797 compared to $1,530,952 for the same period in 2000, a decrease of 54 percent. The decrease in sales is attributed to the inability to obtain sufficient capital to purchase inventory. The Company currently has 3,000 to 4,000 back orders and expects to be able to fill those orders upon obtaining the necessary financing. The Company expects to obtain the necessary financing through a pending private placement of TRSG's common stock.

Costs of sales were $140,964 for the quarter ended on March 31, 2001, compared to $274,422 for the comparable period in 2000, a decrease of approximately 49%. The reason for the decrease was due to a significant reduction in sales.

Selling, general, and administrative expenses were $804,172 for the quarter ended on March 31, 2001 and $1,706,501for the comparable period in 2000, a decrease of 53 percent. The primary reason for the decrease was a decrease in sales and a lack of substantial administrative costs associated with business acquisitions by the Company.

Net income was $167,771 during the quarter ended on March 31, 2001, compared to a net loss of $501,219 for the comparable quarter in 2000. The Company's operating loss decreased for the quarter ended March 31, 2001, as a result of a $568,970 gain on debt settlement by the Company's majority owned subsidiary TRSG.

Liquidity and Capital Resources

The Company had a net working capital deficit of $5,608,126 for the quarter ended March 31, 2001, as compared to a $5,831,867 deficit at the end of December 31, 2000. The Company's working capital deficit increased primarily as a result of a debt settlement.

Cash flow from operations was $313,560 for the quarter ended March 31, 2001, compared with cash flow from operations of $356,719 for the comparable period in 2000.

Cash flows used in investing activities for the quarter ended March 31, 2001 were $352,500, compared with $480,000 for the comparable period in 2000.

Cash flow generated from financing activities was $41,352 for the quarter ended March 31, 2001 as compared to $95,001 for the comparable period in 2000. Due to the Company's cash flow fluctuations, the Company experiences occasional cash flow shortages. To satisfy its cash requirements, including the debt service, the Company must periodically raise funds from external sources. This often involves the Company conducting exempt offerings of its equity securities.

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

Going Concern

The Company's ability to continue as a going concern is an issue raised as a result of an accumulated deficit of $6,588,148 as of March 31, 2001. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management is committed to taking the necessary steps to ensure the Company remains a going concern. Management's plan to address the Company's ability to continue as a going concern includes: (1) obtaining additional funding from the sale of the Company's securities; (2) increasing sales; (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this ___ day of May 2001.




Gateway Distributors, Ltd.


By:
------------------------------------------
     Rick Bailey
Its: President, Chief Executive Officer and Director

                                INDEX TO EXHIBITS


Exhibit          Page               Description

2.1               *                 Agreement and Plan of Merger as of April 10,
                                    1998 (Incorporated by reference from Form
                                    10-SB/A filed December 15, 1999).

3.1               *                 Amended and Restated Articles of
                                    Incorporation of the Company (Incorporated by reference from Form 10-SB/A filed
                                    December 15, 1999).

3.2               *                 Bylaws of the Company, as amended
                                    (Incorporated by reference from Form 10-SB/A filed December 15, 1999).

4.1               *                 Specimen Common Stock Certificate
                                    (Incorporated by reference from Form 10-SB/A filed December 15, 1999).

4.2               *                 Specimen 12% Convertible Note (Incorporated
                                    by reference from Form 10-SB/A filed
                                    December 15, 1999).

10(i)             *                 Acquisition Agreement dated October 12,
                                    2000. (incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on
                                    October 23, 2000) .

10(ii) Exhibit A to Acquisition Agreement dated October 12, 2000 (as provided at closing of the Agreement on January 10, 2001).


* Incorporated by reference as noted above.