Form 10QSB
period 2001-06-30
GATEWAY DISTRIBUTORS LTD
filed 2001-08-20
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of June 30, 2001 was 13,594,000.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........4


                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................6

SIGNATURES...................................................................6

INDEX TO EXHIBITS............................................................7











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Gateway Distributors, Ltd., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-9 and are incorporated herein by this reference.










                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                           GATEWAY DISTRIBUTORS, LTD.
                                    --------

                              FINANCIAL STATEMENTS
                                    ---------

                                  JUNE 30, 2001

                           GATEWAY DISTRIBUTORS, LTD.


                                  - CONTENTS -









                                                                     PAGE NUMBER

Financial Statements:                                                     F-1

    Balance Sheet                                                         F-3

    Statement of Operations                                               F-5

    Statement of Changes in Stockholders' Equity (Deficit)                F-6

    Statement of Cash Flows                                               F-6

    Notes to Financial Statements                                         F-8

                           GATEWAY DISTRIBUTORS, LTD.
                           CONSOLIDATED BALANCE SHEET


                                                      ASSETS

                                                                      JUNE 30,             DECEMBER 31,
                                                                        2001                   2000
                                                                    -------------        ---------------
                                                                       (Unaudited)           (Audited)
         CURRENT ASSETS:
            Cash and cash equivalents                               $     105,826       $         2,625
            Accounts receivable                                            88,761                51,233
            Inventories                                                   266,029               205,711
            Prepaid expenses                                               37,346               127,675
                                                                    -------------       ---------------

                Total current assets                                      497,962               387,244

         Property and equipment, at cost -                                431,330               427,830
            Less accumulated depreciation and amortization               (296,204)              269,861)
                                                                    -------------       ---------------

                                                                          135,126               157,969

         OTHER ASSETS:
            Goodwill, net of accumulated amortization
               of $114,551 and $74,245, respectively                    1,237,481               927,787
            Other                                                          30,060                35,410
                                                                     -------------       ---------------
                                                                        1,267,541               963,197





                                                                     -------------       ---------------
                                                                      $ 1,900,629             1,508,410
                                                                     ============        ===============

    The accompanying notes are an integral part of the financial statements.

                           GATEWAY DISTRIBUTORS, LTD.
                           CONSOLIDATED BALANCE SHEET
                                   (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                       JUNE 30,            DECEMBER 31,
                                                                         2001                  2000
                                                                   --------------         -------------
                                                                     (Unaudited)           (Audited)
         CURRENT LIABILITIES:
            Current maturities of long-term debt                    $   1,743,977         $   1,695,330
            Deferred revenue                                               48,455               293,084
            Accounts payable:
               Trade                                                    1,995,547             2,259,967
               Commissions                                                736,967               676,641
            Accrued expenses:
               Payroll and employee benefits                              229,724               244,267
               Payroll taxes                                              418,767               419,850
               Interest                                                   547,139               457,800
               Other                                                      198,624               172,172
                                                                   --------------         -------------
                Total current liabilities                               5,919,200             6,219,111

         LONG-TERM DEBT                                                   208,888               208,888

         MINORITY INTEREST                                                787,193                  (644)

         STOCKHOLDERS' EQUITY (DEFICIT):
            Preferred stock - $.001 par value
               Authorized - 1,000,000 shares
               No shares issued and outstanding                                                       -
            Common stock, - $.001 par value
               Authorized - 20,000,000 shares
               Issued and outstanding -
                  13,594,000 and 13,636,000 shares,
                  respectively                                             13,594                13,636
            Additional paid-in capital                                  1,781,880             1,823,338
            Accumulated deficit                                        (6,810,126)           (6,755,919)
                                                                   --------------         -------------

                                                                       (5,014,652)           (4,918,945)
                                                                   --------------         -------------

                                                                    $   1,900,629         $   1,508,410
                                                                   ==============         =============


    The accompanying notes are an integral part of the financial statements.

                           GATEWAY DISTRIBUTORS, LTD.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)




                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                   JUNE 30,                           JUNE 30,
                                                  2001        2000            2001             2000
                                             -----------   ------------     -----------    ------------
         SALES                                 $ 393,488   $  1,328,566    $  1,097,285    $  2,859,518

         COST OF SALES                            80,540        231,874         221,504         506,296
                                             -----------   ------------   -------------    ------------

         GROSS PROFIT                            312,948      1,096,692         875,781       2,353,222

         SELLING, GENERAL AND
            ADMINISTRATIVE EXPENSES              555,630      1,377,065       1,359,802       3,029,960
                                             -----------   ------------   -------------    ------------

         LOSS FROM OPERATIONS                   (242,682)      (280,373)       (484,021)       (676,738)

         OTHER INCOME (EXPENSE):
            Interest expense                     (73,591)       (72,484)       (131,909)       (134,768)
            Gain on settlement                         -              -         568,970               -
            Miscellaneous income                   3,253          5,277           7,586          16,681
                                             -----------   ------------   -------------    ------------

                                                 (70,388)       (67,207)        444,647        (118,087)
                                             -----------   ------------   -------------    ------------
                                                (313,020)      (347,580)        (39,374)       (794,825)
         MINORITY INTEREST IN INCOME
         OF CONSOLIDATED SUBSIDIARIES             91,042              -         (14,833)              -
                                             -----------   ------------   -------------    ------------

         NET LOSS                             $ (221,978)  $  (347,580)    $    (54,207)   $   (794,825)
                                             ===========   ============   =============    ============

         BASIC LOSS PER SHARE                 $    (0.02)  $     (0.04)    $      (0.00)   $      (0.11)
                                             ===========   ============   =============    ============

         WEIGHTED AVERAGE SHARES
            OUTSTANDING                       13,594,544      8,689,500      13,524,740       7,380,930
                                             ===========   ============   =============    ============

    The accompanying notes are an integral part of the financial statements.

                           GATEWAY DISTRIBUTORS, LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                     ----------------------------
                                                                                      JUNE 30,           JUNE 30,
                                                                                       2001               2000
                                                                                 ----------------   ----------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                                  (54,207)        $   (794,825)
            Adjustments to reconcile net loss
               to net cash from operating activities -
                    Depreciation and amortization                                      66,649               46,901
                     Minority interest                                                787,837                   -
            Changes in operating assets and liabilities which increase
               (decrease) cash flow:
                    Accounts receivable                                               (37,528)              (4,908)
                    Inventories                                                       (60,318)             (31,677)
                    Prepaid expenses                                                   90,329                  633
                    Accounts payable                                                 (204,094)             425,339
                    Deferred revenue                                                 (244,629)                  -
                    Accrued expenses                                                  100,165              244,362
                                                                                 -------------        -------------



                      Net cash from (to) operating activities                        444,204              (114,175)

         CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                                      (3,500)                   -
            Cash paid for investment in TRSG Corporation                            (350,000)                   -
            Other                                                                      5,350                    -
                                                                                 -------------        -------------

                      Net cash to investing activities                              (348,150)                   -

         CASH FLOWS FROM FINANCING ACTIVITIES:
            Shares re-acquired                                                       (41,500)
            Proceeds from issuance of stock                                                                 80,000
            Proceeds from issuance of debt                                            100,131               73,660
            Principle payments on debt                                                (51,484)             (54,198)
                                                                                 -------------        -------------

                      Net cash from financing activit                                   7,147               99,462

         NET INCREASE (DECREASE) IN
            CASH EQUIVALENTS                                                          103,201              (14,713)

         CASH AND CASH EQUIVALENTS - beginning of period                                2,625               17,593
                                                                                 -------------        -------------

         CASH AND CASH EQUIVALENTS - end of period                               $    105,826          $     2,880
                                                                                 =============        =============

    The accompanying notes are an integral part of the financial statements.

                           GATEWAY DISTRIBUTORS, LTD.
                CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)






                             SUPPLEMENTAL DISCLOSURE

                                                      SIX MONTHS ENDED
                                                ------------------------------
                                                     JUNE 30,     JUNE 30,
                                                       2001        2000
                                                -------------   --------------

 CASH PAID FOR INTEREST                         $     42,570    $       31,720
                                                =============   ===============

 CASH PAID FOR TAXES                            $         -     $            -
                                                =============   ===============



                   NON CASH INVESTING AND FINANCING ACTIVITIES

 STOCK ISSUED FOR SERVICES                      $         -     $        3,900
                                                ==============  ==============

                                            GATEWAY DISTRIBUTORS, LTD.
                                           NOTES TO FINANCIAL STATEMENTS
                                                   JUNE 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The consolidated balance sheet as of June 30, 2001 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the six months ended June 30, 2001 and 2000 are unaudited. In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary to a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the whole year.


NOTE 2 - BUSINESS COMBINATION:

     On January 11, 2001, the Company obtained 13,448,660 shares of TRSG Corporation ("TRSG") , a publicly held company, in exchange for substantially all of the assets and operations of the Company. As of June 30, 2001, this resulted in a 73.7% ownership in TRSG and consolidation of the entity into the Company's financial statements. All significant intercompany balances and transactions have been eliminated. The transaction was accounted for under the purchase method of accounting, therefore, assets and liabilities were recorded on their fair values at the date of acquisition. Operating results have been included in the Company's statement of operations from the date of acquisition. The Company recorded $350,000 in costs in excess of net assets acquired, which are being amortized over 15 years.


NOTE 3 - SETTLEMENT PAYABLE:

     On December 29, 2000, TRSG obtained a settlement on the judgment against it of $618,970 for $50,000. The obligation was satisfied and resulted in a gain on settlement of $568,970 in the six month period ended June 30, 2001.

NOTE 4 - SUBSEQUENT EVENTS:

     On July 1, 2001, TRSG Corporation signed an agreement to purchase the assets and operations of a private company. This transaction will be completed in the third quarter of 2001.

                           GATEWAY DISTRIBUTORS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 5 - ADDITIONAL FOOTNOTES INCLUDED BY REFERENCE:

     Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Therefore, these footnotes are included by reference. In addition, reference should be made to the 2001 10-QSB and December 31, 2000 10-KSB for TRSG Corporation.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

         General

         This "Management's Discussion and Analysis of Financial Condition and Results of Operation" should be read in conjunction with the Company's unaudited financial statements, the notes thereto and the other financial data included elsewhere herein. This section includes forward-looking statements which involve risks and uncertainties which are based upon the Company's beliefs, as well as assumptions made by and information currently available to the Company. The Company's actual results may differ materially from the results predicted by such forward-looking statements due to various factors, including, but not limited to, those risks and uncertainties which are discussed below.

         Results Of Operations

         The Company's results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors including the Company's ability in the future to enter new markets and introduce additional and new products into its markets.

         Three and six months ending June 30, 2000 and 2001

         Sales for the three months ended June 30, 2001 decreased 70% to $393,488, as compared to sales of $1,328,566 in the three months ended June 30, 2000. The decrease resulted from a lack of inventory to support customer demand .

         Sales for the six months ended June 30, 2001 decreased 62% to $1,097,285, as compared to sales of $2,859,518 in the six months ended June 30, 2000. The decrease resulted from The decrease resulted from a lack of inventory to support customer demand .

         Gross profit of $312,948 for the three months ended June 30, 2001, was $783,744, or 71% lower than the gross profit of $1,096,692 for the three months ended June 30, 2000. As a percentage of sales, gross profit for the three month period ended June 30, 2001 as compared to the same period in 2000 decreased approximately three percent from 82.5% to 79.5%. The decrease in gross profit as a percentage of sales primarily resulted from a lack of inventory to support customer demand and the resultant loss of sales during the period.

         Gross profit of $875,781 for the six months ended June 30, 2001, was $1,477,441, or 63% lower than the gross profit of $2,353,222 for the six months ended June 30, 2000. As a percentage of sales, gross profit for the six month period ended June 30, 2001 as compared to the same period in 2000 decreased approximately two and one half percent from 82.8% to 79.3%. The decrease in gross profit as a percentage of sales primarily resulted from The decrease in gross profit as a percentage of sales primarily resulted from a lack of inventory to support customer demand and the resultant loss of sales during the period.

         General, and administrative expenses were $555,630 for the three months ended on June 30, 2001 and $1,377,065 for the comparable period in 2000, a decrease of $821,435, or approximately 60%. The decrease in general and administrative expenses resulted from a reduction in staff..

         General, and administrative expenses were $1,359,802 for the six months ended on June 30, 2001 and $3,029,960 for the comparable period in 2000, a decrease of $1,670,158. The primary reason for the decrease was from a reduction in staff.

         Operating loss was $242,682 during the three months ended on June 30, 2001, compared to an operating loss of $280,373 for the comparable three months in 2000. The Company's operating loss decreased $37,691 or 13.5% for the three months ended June 30, 2001 because of a reduction in staff..

         Operating loss was $484,021 during the six months ended on June 30, 2001, compared to an operating loss of $676,738 for the comparable six months in 2000. The Company's operating loss decreased $192,717 or 28.5% for the six months ended June 30, 2001 because of a reduction in staff.


         Liquidity and Capital Resources

         The Company had a net working capital deficit of $5,421,238 for the six months ended June 30, 2001, as compared to $5,831,867 as of December 31, 2000 (year-end).

         Net stockholders' deficit in the Company was $5,014,652 as of June 30, 2001, compared to a stockholder's deficit of $4,918,945 as of December 31, 2000. The increase in net stockholder's deficit is due to an increase in operating losses.

         Cash flows generated by operations were $444,204 for the six months ended June 30, 2001 as compared to cash flows used in operations of $114,175 for the comparable period in 2000.

         Cash flows used by investing activities were $348,150 for the six months ended June 30, 2001 and $0 for the six months ended June 30, 2000.

         Cash flows provided by financing activities were $7,147 for the six months ending June 30, 2001, as compared to $99,462 generated by financing activities for the comparable period in 2000.

                                     PART II

         ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

         (a)Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 7 of this Form 10-QSB, and are incorporated herein by this reference.

         (b)Reports on Form 8-K. No reports were filed on Form 8-K during the quarter.


                                   SIGNATURES

               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of August 2001.




         Gateway Distributors, Ltd.


         By:   /s/  Rick Bailey
               ------------------------------------------
                  Rick Bailey
         Its:   President, Chief Executive Officer and
         Director

                                INDEX TO EXHIBITS


 Exhibit   Page        Description

 2.1      *    Agreement and Plan of Merger as of April 10, 1998 (Incorporated
               by reference from Form 10-SB/A filed December 15, 1999).

 3.1      *    Amended and Restated Articles of Incorporation of the Company
               Incorporated by reference from Form 10-SB/A filed December 15,
               1999).

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

 10(ii)   *    Exhibit A to Acquisition Agreement dated October 12, 2000 (as provided at closing of the Agreement on January 10, 2001).
               (Incorporated by reference to the Form 8-K dated October 23, 2000).


 * Incorporated by reference as noted above.