Form 10QSB
period 2001-09-30
GATEWAY DISTRIBUTORS LTD
filed 2001-11-19
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 16, 2001 was 15,247,044.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............4


                                                      PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................6

SIGNATURES....................................................................6

INDEX TO EXHIBITS.............................................................7











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Gateway Distributors, Ltd., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-9 and are incorporated herein by this reference.



















                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                           GATEWAY DISTRIBUTORS, LTD.
                                    --------

                              FINANCIAL STATEMENTS
                                    --------

                               SEPTEMBER 30, 2001

                           GATEWAY DISTRIBUTORS, LTD.


                                  - CONTENTS -









                                                                    PAGE NUMBER

Financial Statements:

    Balance Sheet                                                      F-3

    Statement of Operations                                            F-4

    Statement of Changes in Stockholders' Deficit                      F-5

    Statement of Cash Flows                                          F-6 & 7

    Notes to Financial Statements                                   F-9 & 10

                           GATEWAY DISTRIBUTORS, LTD.
                                  BALANCE SHEET

                                     ASSETS

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       2001           2000
                                                   -------------  -------------
                                                    (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                       $      25,653  $       2,625
   Accounts receivable                                   124,111         51,233
   Inventories                                           531,712        205,711
   Prepaid expense                                        37,805        127,675
                                                   -------------  -------------

          Total current assets                           719,281        387,244

PROPERTY AND EQUIPMENT, AT COST -                        539,154        427,830
   Less accumulated depreciation and amortization       (309,366       (269,861)

                                                   -------------  -------------
                                                         229,788        157,969

OTHER ASSETS:
   Goodwill, net of accumulated amortization
      of $132,218 and $74,245, respectively            1,021,159        927,787
   Other                                                  53,268         35,410
                                                   -------------  -------------
                                                       1,074,427        963,197


                                                   $   2,023,496  $   1,508,410
                                                   =============  =============

    The accompanying notes are an integral part of the financial statements.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                       2001            2000
                                                   -------------   -----------
                                                    (UNAUDITED)
         CURRENT LIABILITIES:
            Current portion of long-term debt        $ 1,698,876   $ 1,695,330
            Deferred Revenue                              38,313       293,084
            Accounts payable:
               Trade                                   1,917,946     2,259,967
               Commissions                               754,063       676,641
            Accrued liabilities:
               Payroll and vacation pay                  212,163       244,267
               Interest                                  591,648       457,800
               Payroll taxes                             435,666       419,850
               Other                                     227,824       172,172
                                                   -------------   -----------

                  Total current liabilities            5,876,499     6,219,111

         LONG-TERM DEBT                                  285,649       208,888

         MINORITY INTEREST                             1,304,946          (644)

         STOCKHOLDERS' EQUITY (DEFICIT):
            Preferred stock - $.001 par value
               Authorized - 1,000,000 shares
               No shares issued and outstanding               -              -
            Common stock, - $.001 par value
               Authorized - 20,000,000 shares
               Issued and outstanding -
                 13,594,000 and 13,636,000
                 at September 30,2001 and
                 December 31, 2000 respectively           13,594        13,636
            Additional paid-in capital                 1,781,880     1,823,338
            Accumulated deficit                       (7,239,072)   (6,755,919)
                                                    ------------   -----------
              Total stockholders' deficit             (5,443,598)   (4,918,945)
                                                    ------------   -----------

                                                     $ 2,023,496   $ 1,508,410
                                                    ============   ===========

    The accompanying notes are an integral part of the financial statements.

                           GATEWAY DISTRIBUTORS, LTD.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                  SEPTEMBER 30,                           SEPTEMBER, 30,

                                            2001               2000                    2001            2000
                                       -------------       -------------          -------------    -------------
         SALES                         $     584,114       $   1,165,309          $   1,681,399    $   4,024,827

         COST OF SALES                       136,351             203,448                357,855          709,744
                                       -------------       -------------          -------------    -------------

         GROSS PROFIT                        447,763             961,861              1,323,544        3,315,083

         SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES             907,497           1,275,322              2,254,924        4,305,282
                                       -------------        ------------           ------------     ------------

         LOSS FROM OPERATIONS               (459,734)          (313,461)               (931,380)        (990,199)

         OTHER INCOME (Expenses):
          Interest expense                   (59,034)           (68,846)               (190,943)        (203,614)
          Loss on disposal of fixed assets         -             (7,654)                568,970           (7,654)
          Miscellaneous income (expense)     (18,203)             7,621                 (10,617)          24,302
                                       -------------        ------------           ------------     ------------

                                             (77,237)           (68,879)                367,410         (186,966)
                                       -------------        ------------           ------------     ------------
         MINORITY INTEREST IN INCOME
         OF CONSOLIDATED
         SUBSIDIARIES                         95,650                   -                 80,817                -

         NET LOSS                      $    (441,321)       $   (382,340)         $    (483,153)    $ (1,177,165)
                                       =============        ============          =============     ============

         BASIC LOSS PER SHARE          $        (.03)       $       (.03)         $        (.04)    $       (.14)
                                       =============        ============          =============     ============

         WEIGHTED AVERAGE
            SHARE OUTSTANDING             13,454,615          10,957,260             13,454,615        8,586,140
                                       =============        ============          =============     ============



    The accompanying notes are an integral part of the financial statements.

                           GATEWAY DISTRIBUTORS, LTD.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)



                                                               NINE MONTHS ENDED SEPTEMBER 30, 2001
                                    -------------------------------------------------------------------------------------

                                             CAPITAL STOCK
                                             ISSUED, COMMON                            ADDITIONAL
                                    -------------------------------
                                        NUMBER OF                       PAID-IN             ACCUMULATED
                                         SHARES           AMOUNT        CAPITAL               DEFICIT           TOTAL
                                    --------------    -------------  --------------       -------------     -------------
         BALANCE - January 1, 2001    13,636,000     $     13,636     $ 1,823,338          $ (6,755,919)    $  (4,918,945)

         SHARES RE-ACQUIRED              (42,000)             (42)        (41,458)                   -            (41,500)

         Net loss                             -                 -              -               (483,153)         (483,153)
                                    --------------   --------------  --------------       -------------     -------------

         BALANCE -
            September 30, 2001         13,594,000    $     13,594     $ 1,781,880          $ (7,239,072)    $  (5,443,598)
                                    ==============   ==============  ==============       =============     =============

                                                              NINE MONTHS ENDED SEPTEMBER 30, 2000
                                    -------------------------------------------------------------------------------------


                                             CAPITAL STOCK
                                             ISSUED, COMMON
                                    -------------------------------    ADDITIONAL
                                        NUMBER OF                        PAID-IN          ACCUMULATED
                                         SHARES          AMOUNT          CAPITAL            DEFICIT              TOTAL
                                    --------------    -------------  --------------       -------------     -------------

       BALANCE - December 31, 1999       6,817,000    $       6,817   $   1,423,615       $  (3,976,507)    $  (2,546,075)

       Stock issued for cash                80,000               80          79,920                   -            80,000
       Stock issued for services         3,900,000            3,900               -                   -             3,900
       Stock issued for acquisition        161,000              161         128,439                   -           128,600

       Net loss                                  -                -               -          (1,177,165)       (1,177,165)
                                    --------------    -------------  --------------       -------------     -------------

         BALANCE -
            September 30, 2000          10,958,000    $      10,958   $   1,631,974        $ (5,153,672)    $  (3,510,740)
                                    ==============   ==============  ==============       =============     =============

    The accompanying notes are an integral part of the financial statements.


                           GATEWAY DISTRIBUTORS, LTD.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                           2001                  2000
                                                                    -------------         -------------
         CASH FLOWS FROM OPERATING ACTIVITIES:

            Net loss                                                $    (483,153)        $  (1,177,165)
            Adjustments to reconcile net loss
               to net cash to operating activities:
                  Depreciation and amortization                            99,963                70,839
                  Loss on disposal of fixed assets-                         7,654
                  Minority interest                                     1,305,590                    -
            Changes in operating assets and liabilities
                which increase (decrease) cash flow:
               Accounts receivable                                        (72,878)              (11,397)
               Inventories                                               (326,001)             (103,822)
               Prepaid expenses                                            89,870                 5,614
               Accounts payable and accrued expenses                      154,783               830,155
               Deferred revenue                                          (254,771)              293,084
                                                                    -------------         -------------

                 Total adjustments                                        996,556             1,092,127
                                                                    -------------         -------------

                      Net cash to operating activities                    513,403               (85,038)

         CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of property and equipment                           (111,324)              (19,972)
            Cash paid for investments                                    (400,000)                -
            Cash paid for deposits                                        (17,858)              (30,060)
                                                                   --------------        --------------

           Net cash from (to) investing activities                       (529,182)              (50,032)

         CASH FLOWS FROM FINANCING ACTIVITIES:
            Shares reacquired                                             (41,500)                -
            Proceeds from issuance stock                                  (41,500)               80,000
            Proceeds from issuance of debt                                191,761               118,014
            Principle payments on debt                                   (111,454)              (77,582)
                                                                    -------------        --------------

                Net cash from financing activities                         38,807               120,432
                                                                    -------------         -------------

         NET INCREASE (DECREASE) IN CASH EQUIVALENTS                       23,028               (14,638)

         CASH AND CASH EQUIVALENTS-
            beginning of period                                             2,625                17,593
                                                                  ---------------        --------------

         CASH AND CASH EQUIVALENTS -
            end of period                                           $      25,653        $        2,955
                                                                    =============        ==============

    The accompanying notes are an integral part of the financial statements.

                           GATEWAY DISTRIBUTORS, LTD.
                       STATEMENT OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)




                             SUPPLEMENTAL DISCLOSURE

                                                             NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           2001         2000
                                                        ---------    ---------

         Cash paid during year for interest             $  57,095    $  50,042
                                                        =========    =========


           NON CASH INVESTING AND FINANCING ACTIVITIES

         Stock issued for acquisitions                                $128,600
                                                                      ========

         Stock issued for services                                  $    3,900
                                                                    ==========











    The accompanying notes are an integral part of the financial statements.

                           GATEWAY DISTRIBUTORS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                SEPTEMBER 30,2001

         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               The consolidated balance sheet as of September 30, 2001 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the nine months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary to a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the whole year.


         NOTE 2 - BUSINESS COMBINATION:

               On January 11, 2001, the Company obtained 13,448,660 shares of TRSG Corporation ("TRSG") , a publicly held company, in exchange for substantially all of the assets and operations of the Company. As of September 30, 2001, this resulted in a 70% ownership in TRSG and consolidation of the entity into the Company's financial statements. All significant intercompany balances and transactions have been eliminated. The transaction was accounted for under the purchase method of accounting, therefore, assets and liabilities were recorded on their fair values at the date of acquisition. Operating results have been included in the Company's statement of operations from the date of acquisition. The Company recorded $350,000 in costs in excess of net assets acquired, which are being amortized over 15 years.

         NOTE 3 - SETTLEMENT PAYABLE:

               On December 29, 2000, TRSG obtained a settlement on the judgment against it of $618,970 for $50,000. The obligation was satisfied and resulted in a gain on settlement of $568,970 in the nine month period ended September 30, 2001.

                           GATEWAY DISTRIBUTORS, LTD.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                SEPTEMBER 30,2001


         NOTE 4 - BUSINESS COMBINATION:

               On July 1, 2001, the Company acquired certain assets and assumed certain liabilities of A & A Medical Supply Co. in exchange for 100,000 shares of stock and $50,000 in cash. Operating results have been included in the Company's statement of operations from the date of acquisition.











    The accompanying notes are an integral part of the financial statements.

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

         Three and nine months ending September 30, 2000 and 2001

         Sales for the three months ended September 30, 2001 decreased 50% to $ 584,114, as compared to sales of $ 1,165,309 in the three months ended September 30, 2000. The decrease resulted from the Company's inability to obtain inventory to support customer demand.

         Sales for the nine months ended September 30, 2001 decreased 58% to $ 1,681,399 as compared to sales of $ 4,024,827 in the nine months ended September 30, 2000. The decrease resulted from the Company's inability to obtain inventory to support customer demand .

         Gross profit of $ 447,763 for the three months ended September 30, 2001, was $514,098, or 47% lower than the gross profit of $961,861 for the three months ended September 30, 2000. As a percentage of sales, gross profit for the three month period ended September 30, 2001 ,as compared to the same period in 2000 decreased approximately six percent from 82.5% to 76.6%. The decrease in gross profit as a percentage of sales primarily resulted from a lack of inventory to support customer demand and the resultant loss of sales during the period.

         Gross profit of $ 1,323,544 for the nine months ended September 30, 2001, was $1,991,539 , or 40% lower than the gross profit of $ 3,315,083 for the nine months ended September 30, 2000. As a percentage of sales, gross profit for the nine month period ended September 30, 2001 as compared to the same period in 2000 decreased approximately three and one half percent from 82.4% to 78.7%. The decrease in gross profit as a percentage of sales primarily resulted from the decrease in gross profit as a percentage of sales primarily resulted from a lack of inventory to support customer demand and the resultant loss of sales during the period.

         General, and administrative expenses were $907,497 for the three months ended on September 30, 2001 and $ 1,275,322 for the comparable period in 2000, a decrease of $367,825, or approximately 29%. The decrease in general and administrative expenses resulted from a reduction in staff..

         General, and administrative expenses were $2,254,924 for the nine months ended on September 30, 2001 and $ 4,305.282 for the comparable period in 2000, a decrease of $2,050,358 . The primary reason for the decrease was from a reduction in staff.

         Operating loss was $459,734 during the three months ended on September 30, 2001, compared to an operating loss of $ 313,461 for the comparable three months in 2000. The Company's operating loss increased $146,273 or 46.7% for the three months ended September 30, 2001 because of decreased amount of sales.

         Operating loss was $931,380 during the nine months ended on September 30, 2001, compared to an operating loss of $ 990,199 for the comparable nine months in 2000. The Company's operating loss decreased $58,819 or 5.9% for the nine months ended September 30, 2001 because of a reduction in staff.

         Liquidity and Capital Resources

         The Company had a net working capital deficit of $ 5,157,218 for the nine months ended September 30, 2001, as compared to $5,831,867 as of December 31, 2000 (year-end).

         Net stockholders' deficit in the Company was $ 5,443,598 as of September 30, 2001, compared to a stockholder's deficit of $4,918,945 as of December 31, 2000. The increase in net stockholder's deficit is due to an increase in operating losses.

         Cash flows generated by operations were $38,807 for the nine months ended September 30, 2001 as compared to cash flows used in operations of $ 14,638 for the comparable period in 2000.

         Cash flows used by investing activities were $ 529,182 for the nine months ended September 30, 2001 and $50,032 for the nine months ended September 30, 2000.

         Cash flows provided by financing activities were $ 38,807 for the nine months ending September 30, 2001, as compared to $120.432 generated by financing activities for the comparable period in 2000.

                                     PART II

         ITEM 5.    OTHER INFORMATION


         Subsequent Event

         Following the end of the quarter the Company filed a Schedule 14C reporting that a majority of the shareholders of the Company had approved an amendment to the Articles of Incorporation that increase the authorized number of shares of common stock to 1,000,000,000 shares having a par value of $0.001 each, preferred shares remain authorized for 1,000,000 shares having a par value of $0.001 each. This action was approved by shareholders holding 7,580,036 shares or 53.2% of the issued and outstanding of the Company.

         On the 16th day of October, 2001 the Company signed an Advisory Agreement with certain parties to retain them parties to advise and assist the Company in its development and marketing of current and future products, and asset purchases. The Company agreed to payment of compensation of 500,000 shares of common stock registered under an effective S-8 registration statement to each person, for a total obligation under the Advisory Agreement of one million shares.

         ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

         (a)Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 7 of this Form 10-QSB, and are incorporated herein by this reference.

         (b)Reports on Form 8-K. No reports were filed on Form 8-K during the quarter.

                                   SIGNATURES

               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this ___ day of September 2001.


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


Exhibit    Page     Description

2.1         *       Agreement and Plan of Merger as of April 10, 1998
                    (Incorporated by reference from Form 10-SB/A filed December
                    15, 1999).

3.1      *          Amended and Restated Articles of Incorporation of the
                    Company Incorporated by reference from Form 10-SB/A filed
                    December 15, 1999).

3.2      *          Bylaws of the Company, as amended (Incorporated by reference from Form 10-SB/A filed December 15, 1999).

3.3      8          Articles of Amendment dated October 31, 2001, increasing the number of authorized shares of common stock to 1,000,000,000.

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

10(ii)   *          Exhibit A to Acquisition Agreement dated October 12, 2000
                    (as provided at closing of the Agreement on January 10, 2001).

                    (Incorporated by reference to the Form 8-K dated October 23, 2000).

Material Contracts

10(iii)  9          Advisory Agreement dated October 16, 2001 with the Company.


* Incorporated by reference as noted above.

                              ARTICLES OF AMENDMENT
                                     TO THE
                          ARTICLES OF INCORPORATION OF

                           GATEWAY DISTRIBUTORS, LTD.

         Pursuant to Section 78.320 of the Nevada Revised Statutes, the undersigned persons, desiring to amend the Articles of Incorporation of Gateway Distributors, Ltd., under the laws of the State of Nevada, do hereby sign, verify, and deliver to the Office of the Secretary of State of the State of Nevada this Amendment to the Articles of Incorporation for the above-named company (hereinafter referred to as the "Corporation"):

               Pursuant to the provisions of Section 78.320, the amendment contained herein was duly approved and adopted by a majority of shareholders and by the board of directors of the Company.

               FIRST: The Articles of Incorporation of the Corporation were first filed and approved by the Office of the Secretary of State of the State of Nevada on May 26, 1993.

               SECOND: The following amendment increasing the authorized common stock from 20,000,000 to 1,000,000,000 shares was adopted by 7,580,036 shares, or 53.2%, of the 14,244,544 issued and outstanding shares of common stock entitled to approve such amendments.

               THIRD: Article IV of the Articles of Incorporation of the Corporation is amended and stated in its entirety to read as follows:

         "FOURTH. The stock of the corporation is divided into two classes: (1) common stock in the amount of One Billion (1,000,000,000) shares having par value of $0.001 each, and (2) preferred stock in the amount of One Million (1,000,000) shares having par value of $0.001 each. The Board of Directors shall have the authority, by resolution or resolutions, to divide the preferred stock into more than one class of stock or more than one series of any class, to establish and fix the distinguishing designation of each such series and the number of shares thereof (which number, by like action of the Board of Directors, from time to time thereafter, may be increased, except when otherwise provided by the Board of Directors in creating such series, or may be decreased, but not below the number of shares thereof then outstanding) and, within the limitations of applicable law of the State of Nevada or as otherwise set forth in this Article, to fix and determine the relative voting powers, designations, preferences, limitations, restrictions and relative rights of the various classes or stock or series thereof and the qualifications, limitations or restrictions such rights of each series so established prior to the issuance thereof. There shall be no cumulative voting by shareholders."

         DATED this 31st day of October, 2001.



              /s/ Richard Bailey
         ------------------------------------------
         Richard Bailey, President and Director

                               ADVISORY AGREEMENT

               THIS ADVISORY AGREEMENT ( the "Agreement") is made this 16th day of October 2001, by and between Allen Wolfson & Rocky Stefansky, Individuals ("Advisors"), with offices located at ; and TRSG CORPG Corporation, a Delaware Corporation (the "Company"), with its offices located at 500 Eat Cheyenne Avenue, North Las Vegas, 89030.

               WHEREAS, Advisors have experience in Consulting in business development services,

               WHEREAS, the Company desires to retain Advisors to advise and assist the Company in its development on the terms and conditions set forth below; and

               WHEREAS, Advisors have provided services to the Company relative to the production, formulation, and marketing of current and future products, and assets purchases.

               WHEREAS, the Company desires to obtain the continued services of Advisors on behalf of the Company;

               NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company and Advisor agree as follows:

         1.    Engagement

               The Company hereby retains Advisors, effective as of October 16, 2001 (the "Effective Date") and continuing until termination, as provided herein, to assist the Company in Consulting Services as indicate in this agreement.

               2. Advisors will continue to service as a consultant for the Company on a need basis at the Advisor's discretion

               3. The Company maintains all licensing rights and ownership of the products.

         2.    Term

               This Agreement shall be ongoing unless both parties agree to termination and/or changes in the agreement.

         3.    Time and Effort of Advisor

               Advisor shall allocate time and Advisors Personnel as it deems necessary to provide the Services. The particular amount of time may vary from day to day or week to week. Except as otherwise agreed, Advisor by request will identify, in general, tasks performed for the Company as evidence that the Services have been performed. Additionally, in the absence of willful misfeasance, bad faith, negligence or reckless disregard for the obligations or duties hereunder by Advisor, neither Advisor nor Advisor's Personnel shall be liable to the Company or any of its shareholders for any act or omission in the course of or connected with rendering the Services, including but not limited to losses that may be sustained in any corporate act in any subsequent Business Opportunity (as defined herein) undertaken by the Company as a result of advice provided by Advisor or Advisors's Personnel.

         4.    Compensation

               The Company agrees to compensate the Advisors for services as follows:

               a. 500,000 shares of S-8, free trading common stock of GTWY, to each Advisor for a total of 1,000,000 shares, which must be delivered to Advisors, designated broker no later than two business days from the signing of this agreement.

               b. Agreement with Joe Schulman must be signed and in place prior to this agreement being valid.

         5.    Place of Services

               The Services provided by Advisor or Advisor's Personnel hereunder will be performed at Advisor's offices except as otherwise mutually agreed by Advisor and the Company.

         6.    Independent Contractor

               Advisor and Advisor's Personnel will act as an independent contractor in the performance of its duties under this Agreement. Accordingly, Advisor will be responsible for payment of all federal, state, and local taxes on compensation paid under this Agreement, including income and social security taxes, unemployment insurance, and any other taxes due relative to Advisor's Personnel, and any and all business license fees as may be required. This Agreement neither expressly nor impliedly creates a relationship of principal and agent, or employee and employer, between Advisor's Personnel and the Company. Neither Advisor nor Advisor's Personnel are authorized to enter into any agreements on behalf of the Company. The Company expressly retains the right to approve, in its sole discretion, each Asset Opportunity or Business Opportunity introduced by Advisor, and to make all final decisions with respect to effecting a transaction on any Business Opportunity.

         7.    No Agency Express or Implied

               This Agreement neither expressly nor impliedly creates a relationship of principal and agent between the Company and Advisors, or employee and employer as between Advisors Personnel and the Company.

         8.    Termination

               The Company and Advisors may terminate this Agreement by written notice with mutual written consent. Failing to have mutual consent, without prejudice to any other remedy to which the terminating party may be entitled, if any, either party may terminate this Agreement with written notice under the following conditions:

               (A)    By the Company.
                      --------------

               (i) If during the Primary Term of this Agreement or any Extension Period, Advisors is unable to provide the Services as set forth herein for thirty (30) consecutive business days because of illness, accident, or other incapacity of Advisor's Personnel; or,

               (ii) If Advisors willfully breaches or neglects the duties required to be performed hereunder;

               (B)     By Advisor.
                       -----------

               (i) If the Company breaches this Agreement or fails to make any payments or provide information required hereunder; or,

               (ii) If the Company ceases business or, other than in an Initial Merger, sells a controlling interest to a third party, or agrees to a consolidation or merger of itself with or into another corporation, or enters into such a transaction outside of the scope of this Agreement, or sells substantially all of its assets to another corporation, entity or individual outside of the scope of this Agreement; or,

               (iii) If the Company subsequent to the execution hereof has a receiver appointed for its business or assets, or otherwise becomes insolvent or unable to timely satisfy its obligations in the ordinary course of, including but not limited to the obligation to pay the Initial Fee, the Transaction fee, or the Advisory Fee; or,

               (iv) If the Company subsequent to the execution hereof institutes, makes a general assignment for the benefit of creditors, has instituted against it any bankruptcy proceeding for reorganization for rearrangement of its financial affairs, files a petition in a court of bankruptcy, or is adjudicated a bankrupt; or,

         9.    Indemnification

               Subject to the provisions herein, the Company and Advisors agree to indemnify, defend and hold each other harmless from and against all demands, claims, actions, losses, damages, liabilities, costs and expenses, including without limitation, interest, penalties and attorneys' fees and expenses asserted against or imposed or incurred by either party by reason of or resulting from any action or a breach of any representation, warranty, covenant, condition, or agreement of the other party to this Agreement.

         10.   Remedies

               Advisors and the Company acknowledge that in the event of a breach of this Agreement by either party, money damages would be inadequate and the non-breaching party would have no adequate remedy at law. Accordingly, in the event of any controversy concerning the rights or obligations under this Agreement, such rights or obligations shall be enforceable in a court of equity by a decree of specific performance. Such remedy, however, shall be cumulative and nonexclusive and shall be in addition to any other remedy to which the parties may be entitled.

         11.   Miscellaneous

               (A) Subsequent Events. Advisor and the Company each agree to notify the other party if, subsequent to the date of this Agreement, either party incurs obligations which could compromise its efforts and obligations under this Agreement.

               (B) Amendment. This Agreement may be amended or modified at any time and in any manner only by an instrument in writing executed by the parties hereto.

               (C) Further Actions and Assurances. At any time and from time to time, each party agrees, at its or their expense, to take actions and to execute and deliver documents as may be reasonably necessary to effectuate the purposes of this Agreement.

               (D) Waiver. Any failure of any party to this Agreement to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed. The failure of any party to this Agreement to enforce at any time any of the provisions of this Agreement shall in no way be construed to be a waiver of any such provision or a waiver of the right of such party thereafter to enforce each and every such provision. No waiver of any breach of or noncompliance with this Agreement shall be held to be a waiver of any other or subsequent breach or noncompliance.

               (E) Assignment. Neither this Agreement nor any right created by it shall be assignable by either party without the prior written consent of the other.

               (F) Notices. Any notice or other communication required or permitted by this Agreement must be in writing and shall be deemed to be properly given when delivered in person to an officer of the other party, when deposited in the United States mails for transmittal by certified or registered mail, postage prepaid, or when deposited with a public telegraph company for transmittal, or when sent by facsimile transmission charges prepared, provided that the communication is addressed:

                  (i)    In the case of the Company:
                           TRSG CORP
                           500 East Cheyenne Ave.
                           Las Vegas, Nevada 89030

                  (ii)  In the case of Advisors:
                         Allen Wolfson.
                          3809 South West Temple
                         Salt Lake City, Utah 84115

                  (iii)   Jacob Y. "Rocky" Stefansky
                            32 Chestnut St.
                            Farmingdale, NJ 07727

              or to such other person or address designated in writing by the Company or Advisor to receive notice.

               (G) Headings. The section and subsection headings in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

               (H) Governing Law. This Agreement was negotiated and is being contracted for in Utah, and shall be governed by the laws of the State of Utah, and the United States of America, notwith standing any conflict-of-law provision to the contrary.

               (I) Binding Effect. This Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

               (J) Entire Agreement. This Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter of this Agreement. No oral understandings, statements, promises, or inducements contrary to the terms of this Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been made by any party.

               (K) Severability. If any part of this Agreement is deemed to be unenforceable the balance of the Agreement shall remain in full force and effect.

               (L) Counterparts. A facsimile, telecopy, or other reproduction of this Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument, by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen. In this event, such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this Agreement as well as any facsimile, telecopy or other reproduction hereof.

               (M) Time is of the Essence. Time is of the essence of this Agreement and of each and every provision hereof.

               IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.

               The "Company"                           "Advisor"
               Gateway Distributors, Ltd              Jacob Y. "Rocky" Stefansky
               A Nevada Corporation                    An Individual     .


               By:      /s/ Rick Bailey            By:   /s/ Rocky Stefansky
                    -------------------------      ---------------------
               Rick Bailey, President, CEO         Jacob Y. "Rocky" Stefansky

               "Advisor"
               Allen Wolfson
               An Individual

               By  /s/ Allen Wolfson
              ----------------------------
                  Allen Wolfson