Form 10KSB
period 2001-12-31
GATEWAY DISTRIBUTORS LTD
filed 2002-04-15
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(MarkOne)
 [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

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

            3095 East Patrick Lane, Suite 1, Las Vegas, Nevada 89120
            --------------------------------------------------------
           (Address of principal executive office including Zip Code)

                                  702-938-9316
                                  ------------
                           (Issuer's telephone number)

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

The issuer's total consolidated revenues for the year ended December 31, 2001, were $2,395,910.

The aggregate market value of the registrant's common stock, $0.001 par value held by non-affiliates was approximately $257,968 based on the average closing bid and asked prices for the Common Stock on April 11, 2002.

On April 8, 2002, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 38,312,044.

                                TABLE OF CONTENTS



                                                                           PAGE

                                     PART I

Item 1.           Description of Business......................................1

Item 2.           Description of Property.....................................18

Item 3.           Legal Proceedings...........................................18

Item 4.           Submission of Matters to a Vote of Security-Holders.........18


                                     PART II


Item 5.           Market for Common Equity and Related Stockholder Matters....18

Item 6.           Management's Discussion and Analysis or Plan of Operation...19

Item 7.           Financial Statements................................F-1 - F-21

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

Signatures....................................................................28

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

As of January 4, 1999, the Company acquired certain assets of NuTech International, Inc., a Texas corporation ("NuTech") in exchange for 75,000 shares of the Company's Common Stock (the "NuTech Acquisition"). NuTech is a network marketer that sells nutritional, health, and dietary supplements and products. In connection with the NuTech Acquisition, the Company agreed to cause an increase in the number of authorized directors of the Company, to take all steps necessary to nominate Scott McKnight to be a director of the Company and submit such nomination to the Company's shareholders for approval. In addition, the Company agreed that it would engage Aloe Commodities International, Inc. ("ACI") as the exclusive manufacturer of certain product lines, which the Company purchased in the NuTech Acquisition.

As of April 1, 1999, the Company acquired certain assets of American Outback, Inc., an Oklahoma corporation ("American Outback") in exchange for 67,400 shares of the Company's Common Stock (the "American Outback Acquisition"). American Outback is a network marketer that sells nutritional, health and dietary supplements and products. In connection with the American Outback Acquisition, the Company agreed that if, between April 1, 1999 and April 1, 2000, the average market price of the Common Stock did not exceed $1.00 per share for any consecutive ten (10) day period, the Company must pay to American Outback the difference of (a) $67,400 and (b) the product of (i) the average of the daily closing prices of the Common Stock during the ten trading days preceding April 1, 2000 and (ii) $67,400. In the event that the stock wass not trading by November 1, 1999, American Outback had the option to emand payment of $67,400 or any portion thereof, on terms to be determined by the parties by mutual agreement. The Company's stock was not trading by November 1, 1999. The parties to the agreement have made no demand for payment of the $67,400 as of the date of this filing. Also in connection with the American Outback Acquisition, the Company agreed to take all steps necessary to appoint Jack Akers to the Company's Medical Advisory Board. Further, the Company agreed to use Bush Recipe(R) Emu Oil in all of the Company's products, which contain Emu oil, and to engage American Outback as the exclusive manufacturer of Bush Recipe(R) Emu Oil, subject to certain terms and conditions. American Outback also granted to the Company a license to use certain trademarks.

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

As of December 9, 1999, the Company purchased certain assets of SuLin International. The Company issued 250,000 shares of Common Stock pursuant to the purchase agreement (the "Sulin Acquisition"). SuLin is a network marketing company with the concept that whole food cleans and detoxifies the body. The SuLin Acquisition purchase price consisted of cash payments calculated on the basis of the Company's sales of inventory acquired in the SuLin Acquisition, the name rights formulations of the products, and certain software owned by SuLin. The company had several years of steady growth peaking with the annual sales of over $2,400,000 at year-end 1999.

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

On January 10, 2001 the Corporation closed on the acquisition pursuant to the Agreement dated October 12, 2000. Pursuant to the Agreement the Corporation acquired from TRSG Corporation ("TRSG") (formerly Professional Wrestling Alliance Corporation) 13,448,660 (post reverse-split) shares of TRSG's

Common  Stock.  As  a  result  of  this   transaction,   the  Company   acquired
approximately 78% of the outstanding shares of TRSG.

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

The Company's principal executive office is located at 3095 East Patrick Lane, Suite 1, Las Vegas, Nevada 89120 and its telephone number is (702) 938-9316.

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

In August of 1997 the company opened the Asian market in Japan. Japan has a population of 130 million, with annual revenues of 37.5 billion generated in network marketing. The Company's presence in Japan complimented the USA market and created great future potential.

Growth Strategy

The Company plans to continue capitalizing on its strong operating platform and intends to pursue a growth strategy comprised of the following four principal elements:

Expansion of Product Offerings and Development of New Product Lines. The Company is committed to expanding its product line by developing and offering new products and introducing existing products into markets where they are not currently offered. The timely introduction of new, high quality products creates sales opportunities for distributors, and also serves to generate enthusiasm among distributors and provide them with additional promotional opportunities to sell other Company products. During the past year the Company discontinued slow selling duplicated products and has made the decision to concentrate on its top selling products that focus on three things: 1) cleansing the body from toxins;
2) feeding the body on a cellular level; and living ones dreams. With more than 70% of the food that is consumed in the world being genetically altered, management believes that the market for its whole food products will continue to grow.

Mergers and Acquisitions. The Company's business plan for 2001 includes growth through mergers and acquisitions. On July 1, 2001 TRSG purchased A & A Medical Supply Company and Apgood & Associates, Inc. located at 975 East Wood Oak Lane (5400 South), Salt Lake City, Utah, 84117. This gave the Company the ability to have access to over 8,500 health professionals and the opportunity to offer its nutritional line of products to the medical profession. The Company acquired certain assets of two companies, NuTech and American Outback, which carry product lines using Emu Oil and Aloe Vera as key ingredients. In January, the NuTech Acquisition brought in approximately 300 distributors and $15,000 in monthly sales. Included in the purchase were the rights to Aloe #9 for Japan and the United States, NuTech's entire inventory and its distribution system. The American Outback Acquisition brought in approximately 1,300 distributors, 450 of whom were on monthly autoship. Monthly sales from this transaction are averaging approximately $19,000.

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

These  acquisitions  expanded the  distributor  base,  increasing  monthly sales volumes, and gave the Company a broad base of new products and existing inventory. Throughout each of these transitions, the majority of distributors and customers were retained. The Company intends to continue to look for opportunities to merge or purchase smaller companies that have active distributors and sales volumes, but are struggling with growth due to lack of financing. The Company's strategy is to target companies that are in trouble financially, lacking product inventories, but which have active distributors and sales. Potential companies must be compatible to the Company's marketing system and must merge into the Company's compensation plan.

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

Enhancement of Sales and Motivational Training. The Company will continue to seek increased sales opportunities through its network marketing system by utilizing extensive training and motivational programs. The Company will also hold regional meetings throughout the United States.

Products and Services

The Company markets and distributes eighteen different nutritional and/or health products. The products, which the Company sells, are intended to provide nutritional supplementation to the users; the products are not intended to diagnose, treat, cure or prevent any disease.

The Company's products are:

Fulvic Factor - New product coming in the first quarter of 2002. Fulvic Factor is made from the raw material shilajit harvested from vertical cliff sides high in the Himalayan mountain range. The Himalayan mountains were formed from the collision of the sub Asian and Indian continents about 30-50 million years ago. During the collision, dense vegetation, literally entire rain forests, were trapped under millions of tons of pressure, which slowly changed this lush vegetation into a rich bioactive material, which is perhaps, the rarest nutrient rich substance found on earth. Ancient in origin and pure beyond measure, shilajit has never been exposed to harmful fertilizer, pesticide, herbicide or pollution. For centuries it has been known as the "Destroyer of Weakness", Builder of Strength - a natural rejuvenator. Ingredients: Shilajit (50% Fulvic Acid content), 5-HTP, and Alfalfa.

Current products

Body Gard with Lactoferrin - a unique formulation of Colostrum, Echinacea and Lactoferrin. Lactoferrin is a naturally occurring protein derived from colostrum. Lactoferrin is involved in iron metabolism, an important mechanism used by animals and plants to moderate growth and control infections. Lactoferrin has been shown to be effective at supporting lymphocytes, the white blood cells directly involved in the destruction of bacteria, viruses and other infectious agents. Body Gard is also fortified with pure colostrum, containing a broad spectrum of immune factors presumed to provide natural protection against illness. The herb Echinacea, one of the most exciting therapeutic herbs available, is believed to boost the immune system. This combination of ingredients may build a stronger defense against infection by signaling more sophisticated components of the immune system to become active. (30 tablets)
Ingredients: Lactoferrin, Colostrum, Echinacea, Dibasic Calcium Phosphate, Stearic Acid, Magnesium Silicate, Croscarmellose Sodium, Magnesium Stearate and Silicone Dioxide.

Femme -- Transitions happen at the blink of an eye. With specially formulated herbal products such as Femme, natural transitions are now made easier. Approximately 50% of all women are affected by symptoms of PMS or other menstrual problems. Fertility and menopausal complaints are also common in today's society. Femme addresses many of the discomforts associated with stress and hormonal imbalance with its all-natural combination of high-quality, concentrated herbs. Femme is a concentrated hormonal balancer that combines three of the most widely used herbs in the world for relief from menstrual, menopausal and fertility complaints. This powerful, soothing tonic helps to balance hormonal and cyclical patterns without the harsh side affects of prescription drugs. (2 oz. Bottle)
Ingredients: Chaste Tree Extract (berry), Dong Quai Extract (root), Wild Yam Extract (root), Uva Ursi Extract (leaf), Hops Extract (flower), Valarian Extract
(root), Grain Alcohol.

Lifetonic - is a delightful tasting herbal tonic formulated with 30 all-natural, unpasturized herbs used by natural healers for centuries to help energize, balance and rebuild the entire body and nervous system. Low in sodium and rich in active enzymes, potassium and many other vitamins and minerals, Lifetonic is the ideal nutritional aide to any weight loss program. All it takes is a one-ounce serving (1-tablespoon) per day. (16 oz)
Ingredients: Deionized Water, Glycerin, Potassium Citrate, Ascorbic Acid, Clayton's Herbal Formula, Sarsaparilla, Motherwort, Alfalfa Leaves, Aloe Vera, Celery Seed, Damiana Leaves, Garlic Powder, Lo Han Gua, Saw Palmetto Berries, Sheppard's Purse, Echinacea, Red Root, Chamomile Flowers, Kelp, Thyme, Burdock Root, Anise Seed, Dandelion, Peppermint Leaves, Slippery Elm, Cascara Sagrada, Fenugreek, Passion Flowers, Chickweed, Yellow Dock, Rosemary, Licorice, Horehound Root, Seneca Root, Gentian Root, Sodium Chlorophyllin, with Potassium Sorbate and Sodium Benzoate as preservatives.

Master Formula - is scientifically formulated with whole, minimally processed, organically grown amaranth, brown rice, spirulina, flaxseed, and millet. These whole foods are nutritionally balanced together, without protein isolates, making Master Formula one of the most nutritionally dense, mass produced whole food products in the world! Special herbs and natural supplements have been added to feed select glands and organs that are constantly under attack by today's polluted environment. Each 21-gram serving provides 72 calories. The fat is from flax, and there is no hydroginization. There is zero cholesterol. Each serving contains 3 grams of fiber. There are no added preservatives, starches, sugars, colors, or protein isolates! Master Formula powder is available in bulk or encapsulated form. (Canister 1 lb. 5 oz. Capsules 180)
Ingredients: Amaranth Powder (organic), Brown Rice Flour (organic), Spirulina, Flaxseed Meal (organic), Millet Powder (organic), Chicory Extract, Lecithin Powder, Licorice Root Powder, Acerola Cherry Powder, Ascorbic Acid Powder (Vit.
C), Horsetail Powder/Shavegrass Herb Powder, Wheat Germ Powder, Papaya Powder, Carrot Powder, Broccoli Powder (freeze dried), Lemon Extract, Spinach Powder, Pineapple Extract, Lactobacillus Acidophilus, Milk Thistle Extract Powder.

Master Formula Cleansing Bar - Also helpful for reducing detoxification symptoms to the skin, Master Formula Cleansing Bar features a soothing and stimulating blend of ingredients that promote healing. It includes Master Formula in vegetable glycerin soap enhanced with safflower, amaranth and peppermint oils. (4.75 oz bar)
Ingredients: Glycerin Soap, Master Formula Powder, Vegetable Glycerin, Amaranth Oil, Peppermint Oil, Natural Color, and Natural Fragrance.

Natural Immunity - Strengthen your immune system naturally with the most potent source of Echinacea available. Echinacea is one of the world's most highly respected herbs, recognized for its ability to protect against infection by neutralizing hyaluronidase, the tissue-dissolving enzyme produced by many germs. Natural Immunity is highly concentrated, using only wildcrafted, organically grown herbs to stimulate and strengthen your immune system, support tissues from assault by invading microorganisms, increase T-Cell production and fight infection. Turn to Natural Immunity as an immune booster when you are sick or for maintenance to protect against future illnesses. You may never catch another cold! (2 oz. Bottle)
Ingredients: Echinacea Angustifolia Root, Echinacea Purpurea Seeds and Flower, Siberian Ginseng Root.

New Life Corrective "A" - This stimulating formula provides quick relief from constipation, while cleansing and healing the entire gastrointestinal system. Formula A strengthens the colon and stimulates peristalsis, the muscular movement that moves fecal matter through the intestines. Includes a unique blend of Curacao and Cape Aloe - two forms of aloe regarded for their ability to strengthen and normalize peristalsis while supporting healthy bowel elimination. New Life Corrective "A" also contains the healing herbs Senna and Cascara
Sagrada, both rich in anthroquinones and proven to help normalize bowel function. (90 capsules)
Ingredients: Each capsule contains a proprietary blend (535mg.) of: Aloe Vera, Cascara Sagrada, Senna Leaf, Barberry Root, Ginger Root, Garlic, Cayenne, Fennel Seed, Sylox, Magnesium Stearate.

New Life Detoxifier "B" New Life Formula B - aids in the removal of old waste and fecal matter caused by diverticulosis. Formula B contains flaxseeds, (rich in Omega-3 and Omega-6 fatty acids), Bentonite clay, (removes up to 40 times its weight in fecal matter), and fruit pectin (removes dangerous materials such as mercury, cadmium, lead and other heavy metals.) Formula B also provides activated Charcoal (absorbs fats, toxins and other harmful agents in the bowel), and herbs that gently lubricate and promote normal bowel function. (1/2 lb. canister)
Ingredients: Each scoop (7.09 gm) contains a proprietary blend of: Apple Fruit Pectin, Bentonite Clay, Flax Seed, Slippery Elm Bark, Marshmallow Root, Fennel Seed, Activated Willow Charcoal, Licorice Root.

New Life Maintenance "C" - used on a daily basis, helps to naturally restore and maintain regularity. Formula C is rich in fibers and gums designed to assure soft, easy bowel movements for healthy elimination, It also provides maintenance doses of Paratol, a proprietary mineral complex that helps control parasite and Candida infestations. (1 lb. Canister)
Ingredients: Each scoop (14.2 gm) contains a proprietary blend of: Psyllium Seed/Husk, Oat Bran, Rice Bran, Apple Pectin, Carob Bean, Peppermint Leaf, Guar Gum, Licorice Root, Alfalfa Grass, Barley Grass, Flax Seed, Ginger Root, Acacia Gum, Fig Fruit, Papian, Black Walnut Leaf, Barberry Root Bark, Senna Leaf, Garlic Bulb.

Penta Concentrate - In China, Penta Tea, known as Jaogulan or JGL, has been consumed as a vegetable and a tea for many centuries. No other single herb has been researched so thoroughly in China as Penta. According to recent studies, Penta lowers cholesterol levels and may also have beneficial effects on vascular walls. Penta lowers blood pressure, protects the heart muscle from ischemia, strengthens the immunological functions of the body, and reduces blood clotting. This `food enhanced' herb is safe for long-term, continuous use.
Ingredients: Gynostemma Pentaphyllum (Penta).

Rose Tea - The kidneys filter blood and remove toxins and metabolic byproducts from the body. Every minute of the day, one-fourth of your blood supply is filtered through the kidneys, totaling over 3,400 quarts being filtered every twenty-four hours! Although small enough to fit in the palm of your hand, your kidneys are composed of two million microscopic filters called nephrons, whose job is to absorb, needed nutrients and eliminate toxins from the body. Rose Tea supports the natural filtering power of the kidneys. This natural blend of 10 healing herbs, including Dandelion, Violet Leaves, Honeysuckle and Marigold, can also help relieve body aches associated with detoxification symptoms.
Ingredients: Dandelion Leaf, Violet Leaf, Cleavers, Honey Suckle Flower, Horsetail, Marigold, Nettles Leaf, Panax Ginseng, Rosehips Fruit, Sage Rubbed.

SuperFood - is literally an organic garden at your fingertips -- a rich combination of whole foods harvested from some of the most pristine organic farms in the world. SuperFood formula blends 12 of the most nutritious fruits and vegetables on the planet into a nutritional rainbow to form the foundation of your health and weight-loss program. SuperFood provides the vitamins and minerals your body has been starving for. Wholesome for all ages, after just one serving of SuperFood your body will immediately begin to feel more alive and energetic as it replenishes the stores of nutrients that a steady diet of processed foods depletes. Each serving provides protein, vegetable fiber, vitamins, minerals, folic acid, amino acids and more. This is a 100% organically grown ultra low fat formula. (382.7 gram Canister)
Ingredients: Spirulina Blue-Green Algae, Chlorella, Alfalfa Grass, Barley Grass, Wheat Grass, Purple Dulse Seaweed, Beet Root, Spinach Leaf, Rose Hips, Orange Peel and Lemon Peel, in a base of NON- Active Saccharomces Cerevisae Nutritional Yeast.

Trim Easy Plus - will help you safely lose weight without making any major change in your current lifestyle. Trim Easy Plus uses `natural botanicals' and `natural activators' to promote healthy weight-loss in an effective, yet safe manner. The primary effect of these products is to accelerate the rate at which your body metabolizes fat in a process is known as "thermogenesis". In this way, Trim Easy Plus not only decreases your appetite, but also allows your body to burn fat at an accelerated rate. (225 capsules)

Vita-Greens - all-natural "super green food" is an organic blend of leafy greens and sea vegetables formulated to increase energy and stamina, while acting as a powerful immune system builder in the fight against sickness and disease. This breakthrough formulation provides all the vitamins, minerals, enzymes, trace minerals, antioxidants and essential amino acids required for balanced nutrition. Vita-Greens works synergistically to promote the body's ability to regulate internal cravings while enhancing your success with the 40-30-30 system. This optimal, all-organic green drink delivers the live enzymes and whole foods your body requires to operate optimally! (8.80 oz.)
Ingredients: Green organic gluten-free grasses, Organic wheat grass, Organic barley grass, Organic alfalfa grass, Organic oat grass juice, Blue-green and sea algae, Spirulina (Organic Hawaiian), Chlorella (cracked-cell), Cabbage, Broccoli, Dandelion Greens, Broccoli Sprouts, FOS, Rice Bran Soluables, Aloe Vera, Atlantic Sea kelp, Sea Dulce, Sea Vegetable blend, Containing Wakame, Sea Lettuce, Grapestone, Sea Palm Fronds.

Ymotion - Supplemental progesterone has been shown to confer a host of benefits, including balancing hormone levels, boosting immune function, restoring libido, increasing bone density and reducing the risk for developing osteoporosis for both men and women. Ymotion provides progesterone in combination with Wild Yam Extract and select natural herbs. These all-natural ingredients have the potential to help relieve symptoms of PMS and menopause, including irritability, hot flashes, water retention, fatigue and mood swings. These ingredients have also been shown to help protect against the development of breast cancer, fibrocysts and endometriosis, while supporting thyroid hormone actions, normalizing blood sugar levels and helping the body utilize stored fat for energy production. Ymotion contains no artificial coloring or fragrances. The faint aroma and delicate peach coloring are due to the concentration of wild yam extract. The ingredients act synergistically to achieve metabolic balance and are recognized as excellent skin moisturizers. (2 fl. oz.)
Ingredients: Wild Yam Extract in a skin moisturizing cream; specifically, Water (de-ionized), Glyceryl Stearate (and) PEG-100 Stearate, Wild Yam Extract, Aloe Vera Gel, Glycerin, Stearic Acid, Safflower Oil, Almond Oil, Triethanolamine, Diazolidinyl Urea, Carbomer, Dimethicone, Jojoba Oil, Avocado Oil, Tocopheryl Acetate (Vitamin E), Chamomile Extract, Burdock Root Extract, Black Cohosh Root Extract, Siberian Ginseng Extract, Progesterone, Methylparaben, Sodium EDTA and Propylparaben.

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

Distribution and Marketing

The Company's products are distributed primarily through a network marketing system, consisting of an extensive network of distributors. Distributors are generally independent contractors who purchase products directly from the Company for personal use or for resale to consumers within the United States. Distributors may elect to work on a full-time or part-time basis. The Company believes that its network marketing system appeals to a broad cross-section of people worldwide, particularly those seeking to supplement family income, start a home-based business or pursue employment opportunities other than conventional, full-time employment and that a majority of its distributors work on a part-time basis. The Company believes that its network marketing system is ideally suited to marketing its products because ongoing personal contact between consumers and distributors strengthens sales of such products.

Within the United States, distributors may earn profits by purchasing the Company's products at wholesale prices (which are discounted 40% from suggested retail prices) and selling the Company's products to customers at suggested retail prices. All distributors, both inside and outside the United States, who sponsor new distributors and establish their own downline organizations may earn commissions on product sales on their entire downline. There is no limit on the number of downline levels from which a distributor can generate commissions.

To become a distributor, a person must be sponsored by an existing distributor, pay an annual fee (which is currently $15.00), and be placed into a Tracking Center, which is a point from which the Company "tracks" the sales volume of the distributor and the sales volume of a distributor's downline organization. Each distributor has three legs in their organization and commissions are based on volume requirements for these three legs. The strongest performing leg is the 1st leg, the second strongest is the 2nd leg and all other legs make up the third leg. In order to receive any commissions or bonuses a distributor must make an initial purchase of $100 in personal purchase volume. To maintain qualification for any commissions or bonuses, a distributor must purchase a minimum of $100 to $150 depending on total volume of the Company's products every twenty-eight (28) days. All distributors are allowed to participate in the Company's growth by sponsoring new distributors.

The Company computes the wholesale volumes purchased by at the close of each business day during the monthly. Commissions are paid monthly base on the qualifying level.

Additional bonus money can be earned through the Right Start Program. A distributor may sign up for an "Autoship Program" which helps protect distributors from losing qualification by automatically shipping them a qualifying order monthly. In addition, when a distributor signs up for the Autoship Program, the distributor becomes qualified to receive a bonus (the "Right Start Bonus") for each new personally sponsored distributor. The amount of the Right Start Bonus will be 50% of the new distributor's first order.

The Company maintains a computerized system for processing distributor orders and calculating distributor commission and bonus payments, which enables it to remit such payments to distributors monthly. The Company believes that prompt remittance of commission is vital to maintaining a motivated network of distributors and that its distributors' loyalty to the Company has been enhanced by the Company's history of consistently making commission and bonus payments on a scheduled basis.

Internet.   The   Company   maintains   a  site  on  the   World   Wide  Web  at
"www.rightsolution.com." The Company has enhanced the system to allow on-line ordering and volume checks by the distributors.

Marketing. Each distributor is responsible for sales of the Company's product within his or her downline. The Company relies on word of mouth and testimonials from previous or existing customers for its primary advertising. The Company has developed sales materials, which have been professionally prepared by a graphic designer and reviewed for DSA and regulatory compliance. These sales materials include product descriptions.

Sponsoring. The Company has established a system for the sponsoring of new distributors. The Company prepares communication and educational training materials for distributors to assist in the sponsoring of new distributors. The Company also engages in weekly conference calls with distributors and sends a newsletter, fax blast, and email blasts to its distributors. The Company has an established advisory board for assistance and consultation in connection with sponsoring matters.

Product Distribution. The Company's products are distributed to all markets from the Company's warehouse located in Las Vegas, Nevada.

Competition

The Company is subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market nutritional, health and dietary supplements, as well as those, which market other types of products. Some of the Company's competitors are substantially larger and have available considerably greater financial resources than the Company. The Company's ability to remain competitive depends, in significant part, on the Company's success in sponsoring and retaining distributors through an attractive compensation plan and other incentives. The Company believes that its bonus availability program, recognition and rewards program, and other compensation and incentive programs provide its distributors with significant earning potential. However, there can be no assurance that the Company's programs for recruitment and retention of distributors will be successful.

The market for nutritional, health, and dietary supplements is characterized by extensive competition, frequent new product introductions, short product life cycles, rapid price declines, and eroding profit margins, and changing customer preferences. This market segment includes numerous manufacturers, distributors, marketers, retailers, and physicians that actively compete for the business of consumers, both in the United States and Japan. The market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market. The Company expects to continue to face substantial competition in its efforts to successfully capture a significant share of the market. There are a number of companies that currently offer competing products, and it can be expected that other companies will introduce additional competing products in the future. In addition, there are a variety of channels of distribution for nutritional supplements other than through network marketing and distribution systems, including direct response marketing, specialty retail health and nutrition stores, drug stores, and supermarkets. Many of the Company's existing and potential competitors have greater financial, marketing, distribution, and research capabilities than the Company. The performance of the Company will depend on its ability to develop and market new products that can gain customer acceptance and loyalty, as well as its ability to adapt its product offerings to meet changing pricing considerations and other market factors. The Company attempts to differentiate itself from competitors by adhering to its "mission statement" which reads as follows:

"The Right Solution will distribute the finest life-enhancing products in the world. Through effective leadership, management and entrepreneurial marketing, we will provide an opportunity to our Team Members, customers and employees to earn a fair profit on their investment of time and money."

Product Manufacturing and Development

The Company anticipates continuing to expand its product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, the

Company's executives, staffs, consultants, and outside parties. In advance of introducing products into its markets, the Company consults its Medical Advisory Board, comprised of Ken Kroll, M.D., and FICS. , Betty Kamen, Ph.D., Dr. Michael Hartman and Jack Akers, M.D., Ph.D. for advice. In addition, local counsel and other representatives retained by the Company investigate product formulation matters as they relate to regulatory compliance and other issues.

All of the Company's products are provided by outside companies. The Company has agreements in place with all of its current manufactures that assure availability for it anticipated growth. The Company's ownership of product formulations and trademarks for substantially all of the Company's nutritional products gives the Company a great deal of protection from it competition.

The Company's ability to enter new markets and sustain satisfactory levels of sales in each market has been in the past and is likely to continue to be dependent in significant part upon its own ability and the ability of its manufacturers to develop new products and reformulate existing products for introduction into the Company's markets. Since 1998, the Company has significantly expanded its in-house product research and development and product formulation staff, which now consists of several employees of the Company, its Medical Advisory Board, and our manufacturers, who are increasingly involved in such activities.

The Company owns the proprietary rights to substantially all of its health and nutritional supplements' formulations and trademarks. The Company has formed several alliances with its manufacturers to assure, among other things, that products are organically grown and that inventory levels will remain constant.

Insurance

Although the Company does not engage in the manufacture of any of the products it markets and sells, the Company could be exposed to product liability claims. The Company has not had any such claims to date. Although the Company maintains a limited amount of product liability insurance, each of the Company's manufacturers provides additional insurance of at least two million dollars covering products, which the Company sells. There can, however, be no assurance that the Company will not be subject to claims in the future or that available insurance coverage will be adequate. A partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, would have a material adverse effect on the Company.

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

As a marketer of food and dietary supplements and other products that are ingested by consumers, the Company is subject to the risk that one or more of the ingredients in its products may become the subject of adverse regulatory action. For example, on April 10, 1996, the FDA issued a statement warning consumers not to purchase or ingest dietary supplements containing ephedrine (found in the ingredient Ma Huang) that are claimed to produce such effects as euphoria, heightened awareness, increased sexual sensations, or increased energy, because these products pose significant adverse health risks, including dizziness, headache, gastrointestinal distress, irregular heartbeat, heart palpitations, heart attack, strokes, seizures, psychosis, and death. The Company does not market either of its products containing Ma Huang (Trim Easy Trim Easy
Plus) with any of these claims. On June 4, 1997, the FDA issued a proposed regulation for dietary supplements containing ephedrine alkaloids. The proposed regulation would prohibit dietary supplements containing eight milligrams or more of ephedrine alkaloids per serving, and would not permit such products to contain any other stimulant, diuretic, or laxative ingredients. In addition, labeling of supplements would be prohibited from suggesting or recommending conditions of use that would result in an intake of eight milligrams or more of ephedrine alkaloids within a six-hour period, or a total daily intake of 24 milligrams or more. The FDA proposal would also require a warning not to take the product for more than seven days, and would prohibit the supplements from being represented, either expressly or implicitly, as being suitable for long-term uses, such as for weight loss or body building. Similarly, claims for increased energy, increased mental concentration, or enhanced well-being that encourage the consumer to take more of the product to achieve more of the purported effect would be required to be accompanied by a warning stating that taking more than the recommended serving may cause a heart attack, stroke, seizure, or death.

The Company is reviewing the possible impact of the FDA proposal, if it is finalized in its current form, it could have a material adverse affect upon the Company's continued marketing of either of its products containing Ma Huang. In response to the proposal, or to a final regulation which is substantially similar to the proposal, the Company may be required to (i) withdraw or reformulate its products with reduced ephedrine levels, or with a substitute for Ma Huang, (ii) re-label its products with different warnings or revised directions for use, and/or (iii) not make certain statements, possibly including weight loss, with respect to any of its products containing Ma Huang. Even in the absence of a FDA final regulation, the Company may elect to reformulate and/or re-label its products containing Ma Huang. While the Company believes that its products containing Ma Huang could be reformulated and re-labeled, there can be no assurance in that regard or that reformulation and/or re-labeling would not have an adverse effect on sales of such product.

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

The FTC, which exercises jurisdiction over the advertising of all the Company's products, has in the past several years; instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials, such as those, which are utilized by the Company. While the Company has not been the target of FTC enforcement action for the advertising of its products, there can be no assurance that the FTC will not question the Company's advertising or other operations in the future. In November of 1998, the FTC issued a guide for the dietary supplement industry, describing how the FTC applies the law, which it administers to dietary supplements advertisements. It is unclear whether the FTC will subject such advertisements, including those of the Company, to increased surveillance to ensure compliance with the principles set forth in the guide.

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

In markets outside the United States, including Japan, prior to commencing operations or marketing its products, the Company may be required to obtain approvals, licenses, or certifications from a country's ministry of health or comparable agency. Approvals or licensing may be conditioned on reformulation of the Company's products for the market or may be unavailable with respect to certain products or product ingredients. The Company must also comply with local product labeling and packaging regulations that vary from country to country. To date, the Company has retained legal counsel in Japan to provide opinions as to the Company's compliance with applicable laws and regulations.

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

Network Marketing System

The Company's network marketing system is subject to a number of federal and state regulations administered by the FTC and various state agencies. Regulations applicable to network marketing organizations are generally directed at ensuring that product sales are ultimately made to consumers and that advancement within such organizations be based on sales of the organizations' products rather than investments in the organizations or other non-retail sales related criteria. For instance, in certain markets there are limits on the extent to which distributors may earn commissions on sales generated by distributors that were not directly sponsored by the distributor. Where required by law, the Company obtains regulatory approval of its network marketing system or, where such approval is not required the favorable opinion of local counsel as to regulatory compliance. However, the Company remains subject to the risk that, in one or more of its markets, its marketing system could be found not to be in compliance with applicable regulations. Failure by the Company to comply with these regulations could have a material adverse effect on the Company in a particular market or in general.

The Company is also subject to the risk of private party challenges to the legality of its network marketing system. For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the "multi-level marketing" program of Omnitrition International, Inc. ("Omnitrition") was challenged in a class action by certain Omnitrition distributors who alleged that Omnitrition was operating an illegal "pyramid scheme" in violation of federal and state laws. The Company believes that its network marketing system satisfies the standards set forth in the Omnitrition case and other applicable statutes and case law defining a legal marketing system, in part based upon significant differences between the Company's marketing system and that described in the Omnitrition case. Further, it is an ongoing part of the Company's business to monitor and respond to regulatory and legal developments, including those that may affect its network marketing system. However, the regulatory requirements concerning network-marketing systems do not include "bright line" rules and are inherently fact-based. An adverse judicial determination with respect to the Company's network marketing system could have a material adverse effect on the Company. Among other things, such a determination could require the Company to make modifications to its network marketing system, result in negative publicity or have a negative impact on distributor morale. In addition, adverse rulings by courts in any proceedings challenging the legality of multi-level marketing systems, even in those not involving the Company, could have a material adverse effect on the Company.

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

Employees

As of December 31, 2001, the Company had fifteen full-time employees. These numbers do not include the Company's distributors, who are independent contractors rather than employees of the Company. The Company considers its employee relationships to be satisfactory. None of the Company's employees is a member of any labor union, and the Company has never experienced any business interruption as a result of any labor disputes.

Item 2.  Description of Property

The Company leases approximately 3,700 square feet of office space, housing the executive offices, information systems department, human resources department, accounting department, order entry department, and customer service department, and approximately 2,500 square feet of warehouse space, also housing the warehouse department, in Las Vegas, Nevada, with the ability for future expansion. The lease for such premises is a month to month lease with no specific expiration date. The monthly base rent is $8,340. The Company believes that its current facilities are satisfactory for its present needs, and it does not anticipate any need for additional space in the future.

Item 3.  Legal Proceedings

There are no pending legal proceedings to which the Company or the property of the Company are subject. In addition, no proceedings are known to be contemplated by a governmental authority against the Company or any officer or director of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

During the last 3 months of the fiscal year ended December 31, 2001, no matters were submitted by the Company to a vote of its shareholders


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Prior to August of 2001,  there was no public  market for the  Company's  Common
Stock. Since August of 2001, the Company's common stock has been, and is currently quoted on the Electronic Bulletin Board under the symbol, "GTWY". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter since August of 2001 are as follows:


YEAR              QUARTER ENDED             HIGH                     LOW
2001              September 30              $1.50                    $0.40
                  December 31               $1.75                    $0.05
2002              March 31                  $0.09                    $0.01

As of April 8, 2002, the number of issued and outstanding shares of the Company's common stock was 38,312,044, and the approximate number of holders of record of the Company's common stock was 1,001. No cash dividends were paid during the fiscal years ending December 31, 2001 and 2000.

Recent Sales of Unregistered Securities.

The following is a list of all securities sold by the Company within the period covered by this report, except for those previously reported on Form 10-QSB, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.

In November, 2001, the Company issued 66,500 shares of common stock for services rendered to the Company at $0.001 per share to the five persons listed below pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to five persons who performed services for the Company; (2) there were only five offerees who were issued stock for services; (3) the offerees did not resell the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.


Name                                              Number of Shares Issued
Robert L. Jeffs                                   30,000
William C. Halls                                  15,000
Larry Krasney                                     20,000
Michael & Laurel Poffenroth                       1,500

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

Years ending December 31, 2001 and 2000

Sales for the year ended December 31, 2001 decreased $1,941,247 to $2,395,910, from sales of $4,337,157 in the year ended December 31, 2000. The decrease resulted from a lack of inventory.

Gross profit of $1,566,395 for the year ended December 31, 2001, was $1,732,120, or 52.5% lower than the gross profit of $3,298,515 for the year ended December 31, 2000. As a percentage of sales, gross profit for 2001 as compared to the same period in the prior year decreased approximately 10.67% from 76.05% to 65.38%. The decrease in gross profit as a percentage of sales primarily resulted from an increase in costs of goods sold. The increase in costs of goods sold reflects increased shipping costs and higher prices.


Selling, general, and administrative expenses, as a percentage of sales, were 132.8% for 2001 as compared to 120.6% for the same period in 2000. These expenses for the same periods decreased 39.2% to $3,181,024 from $5,232,559 in the year ending December 31, 2000. The decrease resulted from efforts of management to cut operating costs.

Liquidity and Capital Resources

The Company's working capital needs and capital expenditure requirements have decreased as a result of cost cutting efforts of management. Required working capital and capital expenditure requirements are expected to be met from cash flow from operations, potential future acquisitions, and the sale of the Company's debt and equity securities. For fiscal year 2001, the Company's working capital deficit increased by $546,465 (10.5%) to ($5,749,072) at December 31, 2001 from ($5,202,607) at December 31, 2000. This increase was primarily attributable to the substantial decrease in sale during the 2001 fiscal year. Accounts receivable increased from $51,233 at December 31, 2000 to $130,921 at December 31, 2001. Inventory increased from $205,711 on December 31, 2000 to $499,594 at December 31, 2001. Total accounts payable increased from $2,307,348 at December 31, 2000 to $2,967,680 at December 31,2001. Accrued
liabilities, including interest and taxes, increased from $1,294,089 at December 31, 2000, to $1,539,627 at December 31, 2001.

For fiscal year 2001, the Company's operations used cash flow of $919,007, compared to $144,623 for the previous fiscal year. In 2001, cash used by operating activities has primarily resulted from the Company's net loss in 2001.

The Company had a negative cash flow from investing activities of $538,535 in 2001, as compared to a negative cash flow of $81,689 in 2000.

The Company generated $211,344 in cash flow from financing activities in 2000 and $1,467,038 in 2001.

Stockholders' deficit increased $990,359 to $5,280688 in 2001.

Cash, cash equivalents and marketable securities totaled $12,121 at December 31, 2001 compared to $2,625 at December 31, 2000.

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




                      [THIS SPACE LEFT INTENTIONALLY BLANK]

                           GATEWAY DISTRIBUTORS, LTD.
                                    --------

                              FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT
                                    --------

                                DECEMBER 31, 2001

                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY


                                  - CONTENTS -


                                                                     PAGE NUMBER

Independent Auditors' Report        1

Consolidated Financial Statements:

         Balance Sheet     2

         Statement of Operations    3

         Statement of Changes in Stockholders' Deficit        4

         Statement of Cash Flows            5 & 6

         Notes to Financial Statements      7 - 17

                          Independent Auditors' Report


To the Board of Directors
Gateway Distributors, Ltd.
North Las Vegas, Nevada


We  have  audited  the  accompanying   consolidated  balance  sheet  of  GATEWAY
DISTRIBUTORS, LTD. AND SUBSIDIARY as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY at December 31, 2001 and 2000, and the results of its operations, changes in stockholders' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




PERRIN, FORDREE & COMPANY, P.C.
Troy, Michigan
April 10, 2002

                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET



                                     ASSETS

                                                               DECEMBER 31
                                                          2001             2000
 CURRENT ASSETS:
    Cash and cash equivalents                       $    12,121      $    2,625
    Accounts receivable                                 130,921          51,233
    Inventories                                         499,594         205,711
    Prepaid expenses and other                            -             127,675
                                                    -----------      ----------
        Total current assets                            642,636         387,244
 PROPERTY AND EQUIPMENT:
    Leasehold improvements                               29,228          29,228
    Furniture and fixtures                              150,438          89,291
    Machinery and equipment                              98,521          98,521
    Computer equipment and software                     225,968         193,619
    Transportation equipment                             43,447          17,171
                                                    -----------      ----------
                                                        547,602         427,830
    Less accumulated depreciation                     (332,687)       (269,861)
                                                    -----------      ----------
                                                        214,915         157,969
 OTHER ASSETS:
    Goodwill, net of accumulated amortization
       of $156,107 in 2001 and $74,245 in 2000.       1,245,925         927,787
    Other                                                54,172          35,410
                                                    -----------      ----------

                                                      1,300,097         963,197
                                                    -----------      ----------

                                                    $ 2,157,648      $1,508,410
                                                    ===========      ==========


    The accompanying notes are an integral part of the financial statements.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                          DECEMBER 31,
                                                    2001               2000
 CURRENT LIABILITIES:                            -----------       -----------
    Current maturities of long-term debt         $ 1,884,401       $ 1,695,330
    Deferred revenue                                       -           293,084
    Accounts payable:
       Trade                                       2,106,958         1,630,707
       Related party                                  69,751
       Commissions                                   790,971           676,641
    Accrued expenses:
       Payroll and employee benefits                 233,421           244,267
       Payroll taxes                                 421,658           419,850
       Interest                                      457,800                 -
       Other                                         239,839           172,172
                                                 -----------       -----------
        Total current liabilities                  6,391,708         5,589,851

 LONG-TERM DEBT                                       18,348           208,888


 MINORITY INTEREST                                 1,028,280                 -

 STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock - $.001 par value
       Authorized - 1,000,000 shares
       No shares issued and outstanding                    -                 -
    Common stock; - $.001 par value;
       Authorized - 20,000,000 shares;
       Issued and outstanding - 13,594,000
       and 13,636,000 shares                          13,594            13,636
    Additional paid-in capital                     1,781,880         1,823,338
    Accumulated deficit                          (7,076,162)       (6,127,303)
                                                 -----------       -----------

                                                 (5,280,688)       (4,290,329)
                                                 ------------      -----------

                                                 $ 2,157,648       $ 1,508,410
                                                 ===========       ===========




    The accompanying notes are an integral part of the financial statements.

                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS




                                                   YEAR ENDED DECEMBER 31,
                                                    2001              2000
                                               -------------      ------------
         SALES                                 $   2,395,910      $  4,337,157

         COST OF SALES                               829,515         1,038,642
                                               -------------      ------------

         GROSS PROFIT                              1,566,395         3,298,515

         SELLING, GENERAL AND ADMINISTRATIVE
            EXPENSES                               3,181,024         5,232,559
                                               -------------      ------------

         OPERATING LOSS                          (1,614,629)       (1,934,044)

         OTHER INCOME (EXPENSE):
            Interest expense                       (271,027)         (277,980)
            Loss on disposal of fixed assets               -           (6,354)
            Other income                             559,330            67,582
                                               -------------      ------------
                                                     288,303         (216,752)
                                               -------------      ------------
         NET LOSS BEFORE MINORITY INTEREST       (1,326,326)       (2,150,796)

         MINORITY INTEREST                         (377,467)                 -
                                               -------------      ------------
         NET LOSS                              $   (948,859)      $(2,150,796)
                                               =============      ============

         BASIC LOSS PER SHARE                  $       (.07)  $         (0.22)
                                               =============   ===============



     The accompanying notes are an integral part of the financial statements.

                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                    ADDITIONAL
                                                        COMMON       PAID-IN      ACCUMULATED
                                            SHARES      STOCK        CAPITAL        DEFICIT          TOTAL
                                         ----------   ---------    -----------   --------------  -------------

         BALANCE - December 31, 1999      6,817,000   $   6,817    $ 1,423,615    $ (3,976,507)  $ (2,546,075)

         Stock issued for cash              226,000         226        126,816                -        127,042
         Stock issued for acquisitions      161,000         161        128,439                -        128,600
         Stock issued for services        6,432,000       6,432        144,468                -        150,900
         Net loss                                 -           -              -      (2,150,796)    (2,150,796)
                                         ----------   ---------    -----------   --------------  -------------

         BALANCE  - December 31, 2000    13,636,000      13,636      1,823,338      (6,127,303)    (4,290,329)

         Stock reacquired                  (42,000)        (42)       (41,458)                -       (41,500)
         Net loss                                 -          -               -        (948,859)      (948,859)
                                         ----------   ---------    -----------   --------------  -------------

         BALANCE - December 31, 2001     13,594,000   $  13,594    $ 1,781,880   $  (7,076,162)  $ (5,280,688)
                                         ==========   =========    ===========   ==============  =============









    The accompanying notes are an integral part of the financial statements.

                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                    YEAR ENDED DECEMBER 31,
                                                      2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:             ------------    ------------
   NET LOSS                                       $  (948,859)    $(2,150,796)
   Adjustments to reconcile net loss
      to net cash to operating activities:
      Depreciation and amortization                    144,688         104,165
      Loss on disposal of fixed assets                       -           6,354
      Stock issued for services                        242,361         118,900
      Stock issued for purchase of
        A & A Medical Supply                           282,639               -
      Allowance for inventory obsolescence              64,000        (64,000)
      Minority interest                              (377,467)               -
   Changes in operating assets and liabilities
        which increase (decrease) cash flow:
         Accounts receivable                          (79,687)           7,686
         Inventories                                 (357,883)         218,730
         Prepaid expenses                              127,675       (101,864)
         Accounts payable                               31,072       1,108,346
         Accrued expenses                             (47,546)         607,856
                                                  ------------    ------------
                                                        29,852       2,006,173
                                                  ------------    ------------
           Net cash to operating activities          (919,007)       (144,623)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Deposits refunded                                        -            3,997
   Deposits paid                                      (18,762)        (30,060)
   Purchase of property and equipment                (119,773)        (58,626)
   Cash received from sale of property                       -           3,000
   Cash paid for acquisitions                        (400,000)               -
                                                  ------------    ------------
      Net cash to investing activities               (535,535)        (81,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reacquired stock                                   (41,500)               -
   Proceeds from issuance of stock                           -         127,042
   Proceeds from issuance of debt                       98,500         116,650
   Payments on long-term debt                         (99,969)        (32,348)
   Proceeds from minority interest                   1,510,007               -
                                                  ------------    ------------
     Net cash from financing activities              1,467,038         211,344
                                                  ------------    ------------
NET INCREASE (DECREASE) IN CASH EQUIVALENTS              9,496        (14,968)

CASH AND CASH EQUIVALENTS:

    The accompanying notes are an integral part of the financial statements.

BALANCE - beginning of year                              2,625          17,593
                                                  ------------    ------------

BALANCE - end of year                             $     12,121    $      2,625
                                                  ============    ============




















    The accompanying notes are an integral part of the financial statements.

                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED






                             SUPPLEMENTAL DISCLOSURE

                                                        YEAR ENDED DECEMBER 31,
                                                           2001           2000
                                                        ----------    ---------

         CASH PAID FOR INTEREST                         $    5,422    $  52,610
                                                        ==========    =========

         CASH PAID FOR TAXES                            $        -    $       -
                                                        ==========    =========



                   NON CASH INVESTING AND FINANCING ACTIVITIES


         STOCK  ISSUED FOR ACQUISITIONS                 $        -    $ 128,600
                                                        ==========    =========

         STOCK ISSUED FOR SERVICES                      $  242,361    $ 118,900
                                                        ==========    =========

         STOCK ISSUED FOR PROPERTY & EQUIPMENT          $  282,639    $  32,000
                                                        ==========    =========











    The accompanying notes are an integral part of the financial statements.

                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



         NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          This summary of significant accounting policies of Gateway Distributors, Ltd. and Subsidiary (Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

               Business Activity

               The  Company  is  a  distributor   of  vitamin  and   nutritional
               supplements, health foods, cleaning and skin care products mainly in the United States, Canada and Japan.

               Principles of Consolidation

               The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary.
               Intercompany transactions and balances have been eliminated in consolidation.

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

                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

         NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

               Depreciation and Amortization

               The Company provides for depreciation of property, plant and equipment principally by use of declining balance and straight-line methods for financial reporting purposes. Plant and equipment are depreciated over the following estimated useful lives:

               Leasehold improvements                              39 years
               Furniture and fixtures                           5 - 7 years
               Machinery and equipment                          3 - 5 years
               Transportation equipment                         5 - 7 years

               Depreciation expense for the years ended December 31, 2001 and 2000 was $62,826 and $50,271, respectively.

               Accounts Receivable

               Management has elected to record bad debts using the direct write-off method. Generally accepted accounting principles require that the allowance method be used to reflect bad debts. However, the effect of the use of the direct write-off method is not materially different from the results that would have been obtained had the allowance method been followed.

               Intangible Assets

               Goodwill represents the excess of the cost over the fair value of net assets acquired for business combinations acquired under the purchase method of accounting. Goodwill is being amortized over periods ranging from 5 to 20 years using the straight-line method. Amortization expense was $81,862 and $53,894 for the years ended December 31, 2001 and 2000, respectively.

               The Financial Accounting Standards Board has issued FASB 142 "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. According to this FASB, goodwill should not be amortized. Instead it should be reviewed for impairment annually and charged to earnings only when its recorded value exceeds its implied fair value. The Company will implement this FASB in the year 2002. The effect on operations of the Company in 2002 is not determinable.

    The accompanying notes are an integral part of the financial statements.

                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



         NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

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

               Advertising Costs.

               The Company conducts nondirect response advertising for which the costs are expensed when incurred. Total advertising costs of $11,641 and $15,677 were incurred for the years ended December 31, 2001 and 2000, respectively.

               Revenue Recognition

               Revenue is recognized in the period in which the products are shipped.

               Reclassifications

               Certain amounts in 2000 have been reclassified to conform to the current financial statement presentation.

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

                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2001


         NOTE 2 -  BUSINESS COMBINATIONS:

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

               On January 11, 2001, the Company obtained 13,448,660 shares of TRSG Corporation ("TRSG") , a publicly held company, in exchange for substantially all of the assets and operations of the Company. As of March 31, 2001, this resulted in a 79% ownership in TRSG and consolidation of the TRSG into the Company's financial statements. All significant intercompany balances and transactions have been eliminated. The transaction was accounted for under the purchase method of accounting, therefore, assets and liabilities were recorded on their fair values at the date of acquisition. Operating results have been included in the Company's statement of operations from the date of acquisition. The Company recorded $350,000 in costs in excess of net assets acquired, which are being amortized over 15 years.

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


         NOTE 3 -  INVENTORIES:

               Inventories,   net  of  valuation  reserves,   consisted  of  the
               following:

                                                          DECEMBER 31,
                                                      2001            2000
                                                 -----------      ----------
               Product                           $   493,724      $  189,964
               Promotional and literature              5,870          15,747
                                                 -----------      ----------

                                                 $   499,594      $  205,711
                                                 ===========      ==========

                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2001



         NOTE 4 -  LONG-TERM DEBT:

               Long -term debt consisted of the following :

                                                                  DECEMBER 31,
                                                             2001           2000
                                                          -----------    -----------

               Convertible notes payable                  $ 1,162,599    $ 1,197,066

               Notes payable - related parties,
               interest ranging from 6.5%-10%,
               currently due, unsecured.                      362,501        362,501

               Notes payable - stockholders,
               payable in monthly installments
               ranging from $25 - $1,278, plus
               interest at 7% - 14%, due at
               various dates, unsecured.                      257,757        242,320

               Note payable - corporation, payable
               in monthly installments of $9,000, plus
               interest at 3%, currently due, unsecured.       58,939         58,939

               Note payable, individual, all unpaid
               principal and interest at 10% is due
               on January 31, 2001, unsecured.                 36,650         41,650

               Note payable to GMAC secured by
               vehicle requiring monthly payments of $489
               including interest at 7.99%.                    22,561              -

               Other                                            1,742          1,742
                                                          -----------    -----------

                                                            1,902,749      1,904,218
               Less current portion                         1,884,401      1,695,330
                                                          -----------    -----------

               Long - term debt                           $    18,348    $   208,888
                                                          ===========    ===========


                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2001
         NOTE 4 -  LONG-TERM DEBT- CONTINUED:

               Convertible notes payable are to individuals and bear interest at 12% per annum. Principal and accrued interest is due twelve months from the date of issuance. These notes are convertible at the option of the holder into shares of the Company's common stock, at an initial conversion price of $.80 per share.
               Approximately $502,000 of accrued interest relating to these notes at December 31, 2001, is also convertible into the Company's common stock. At December 31, 2001 the approximate total of common shares available through conversion of the aforementioned debt is 2,080,000.

               The notes may be called for conversion when the average of the bid and asked prices of the common stock exceeds $1.00 per share for ten consecutive days. Although the notes issued will be "freely tradeable" under federal securities laws, there is currently no public market for the notes or the Company's common stock. Although the Company intends to pursue the establishment of a regular public market for the common stock under the Securities Exchange Act of 1934, there can be no assurance that a public market for the common stock will develop. As of December 31, 2001 the convertible notes issued during the year ended December 31, 2001 and prior have not been converted to common stock as the initial public offering has not transpired.

               Maturities of long-term debt are as follows:

               Year ending December 31:
                  2002                               $1,884,401
                  2003                                    4,562
                  2004                                    4,941
                  2005                                    5,350
                  2006                                    3,495
                                                 --------------

                                                     $1,902,749

         NOTE 5 -    EARNINGS PER SHARE:

               Earnings per share (EPS) for the years ended December 31, 2001 and 2000 are computed as follows:

                                                                           PER-SHARE
                                                  LOSS        SHARES         AMOUNT
                                               ------------- ----------- ------------


               December 31, 2001
                  Loss from continuing
                      operations               $   (948,859)  13,594,000        (.07)
                                               =============             ============

               December 31, 2000 -
                  Loss from continuing
                      operations               $ (1,909,289)   9,700,057        (.22)
                                               =============             ============

                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2001



         NOTE 5 -  EARNINGS PER SHARE - CONTINUED:

               For the years ended December 31, 2001 and 2000, options and convertible debt worth 2,040,066 and 1,765,887 shares of common stock, respectively, were not included in computing diluted EPS because their effects were antidilutive.


         NOTE 6 -  STOCK OPTIONS:

               In 1999, the Company adopted a fixed director stock - based compensation plan. Under this Plan, the Company granted options for 645,000 shares of stock vesting when gross monthly sales reach $1,000,000. Vesting has not occurred as of December 31, 2001. The exercise price for each option is $1.00 per share and there is no stated expiration date.

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

                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2001


         NOTE 6 -   STOCK OPTIONS: - CONTINUED:

               The following table sets forth stock options granted, exercised and canceled during the years ended December 31, 2001 and 2000.


                                                                  2001
                                                                       EXERCISE
                                                           NUMBER       PRICE
                                                       -----------   ----------
           Stock options outstanding at the                845,000   $     1.00
            beginning of the year

           Stock options granted                                 -            -
           Stock options exercised                               -            -
           Stock options canceled                                -            -
                                                       -----------   ----------
           Stock options outstanding at the end of the     845,000   $     1.00
                                                       ===========   ==========
           year


                                                                 2000
                                                                       EXERCISE
                                                           NUMBER       PRICE
                                                       -----------   ----------
           Stock options outstanding at the                845,000   $     1.00
            beginning of the year

           Stock options granted                                 -            -
           Stock options exercised                               -            -
           Stock options canceled                                -            -
                                                       -----------   ----------
           Stock options outstanding at the end of the     845,000   $     1.00
                                                       ===========   ==========
           year


           Weighted average fair value of options
           granted during 2000.                                     $      0.65
                                                                    ===========

                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2001

         NOTE 6 -   STOCK OPTIONS - CONTINUED:

               At December 31, 2001 all 845,000 options were outstanding with a remaining weighted average contractual life of 4 years at a price of $1.00 per share. 200,000 of these shares were exercisable at December 31, 2001.

         NOTE 7 -  RELATED PARTY TRANSACTIONS:

               Amounts due to related  parties  included in accounts  payable at
               December   31,   2001  and  2000  were   $69,751   and   $94,416,
               respectively.

         NOTE 8  - OPERATING LEASES:

               The Company leases its office and certain office equipment items under operating leases which expire at various dates through December 2004. The following is a schedule, by years, of future minimum rental payments required under these operating leases as of December 31, 2001.

               Year ending December 31:
                  2002                                              $  87,509
                  2003                                                100,554
                  2004                                                 66,065
                                                                   ----------

               Total minimum payments                                $253,858
                                                                     ========

               The Company leases a building and furniture under an operating lease on a month-to- month basis. The monthly amount at December 31, 2001 is $10,272.

               Total rent  expense  charged to  operations  for the years  ended
               December  31,  2001  and  2000,   was   $184,206  and   $233,708,
               respectively.


         NOTE 9 -  INCOME TAXES:

               No provision was made for income taxes in 2001 and 2000 as a result of the net loss for each year and a net operating loss carryforward. A valuation reserve on the deferred tax assets has been recorded due to the current financial situation of the Company. As of December 31, 2001, the Company has available net operating loss carryforwards of approximately $6,969,000. Expiration dates on these carryforwards begin in 2010 and end in 2021.

                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2001
         NOTE 9 -  INCOME TAXES - CONTINUED:
            The components of deferred income taxes consisted of the following:

                                                                     DECEMBER 31,
                                                                   2001           2000

                  Current deferred taxes - gross assets:
                     Gross assets                             $         -      $      62,700
                     Gross liabilities                           (13,900)                  -
                                                              -----------      -------------

                  Net current deferred tax assets                (13,900)             62,700

                  Noncurrent deferred taxes:
                     Gross assets                               2,369,000          1,948,100
                     Gross liabilities                            (5,200)            (1,500)
                                                              -----------      -------------

                  Net noncurrent deferred tax assets            2,363,800          1,946,600

                  Valuation allowance                         (2,377,700)        (2,009,300)
                                                              -----------       ------------

                  Total deferred tax assets                   $         -      $           -
                                                              ===========      =============

               The tax effects of cumulative temporary differences consisted of the following:

                                                                      DECEMBER 31,
                                                                   2001            2000


                  Operating loss carryforwards                $ 2,369,000      $   1,943,300
                  Inventory reserves                                    -             47,900
                  Depreciation                                    (5,200)              4,800
                  Other                                            13,900             13,300
                                                              -----------      -------------
                       Total                                  $ 2,377,700      $   2,009,300
                                                              ===========      =============


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

                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2001




         NOTE 10 - CONSIDERATIONS AFFECTING THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN - CONTINUED:

               The Company has signed a merger agreement with a publicly traded company and plans to raise capital through a public offering of its stock in 2001 and 2002. Management believes that the capital raised will enable the Company to repay its current obligations, satisfy the current outstanding debt and increase the inventory to acceptable operating conditions. Management also believes that these increased inventory levels will increase the revenue and profitability of the Company.

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

                                    PART III

         Item 9.  Directors, Executive Officers, Promoters and Control Persons.

         Directors and Executive Officers.

         The directors and executive officers of the Company are as follows:


         Name                        Age             Position
         Richard A. Bailey            46             Chairman of the Board of
                                                     Directors, Chief Executive
                                                     Officer and President
         Florian R. Ternes            53             Director, Chief Operating
                                                     Officer, Secretary
         Earl McKenzie                58             Director

          All directors serve a term of one year or until their successors have been duly elected and qualified.

          Richard A. Bailey, 46, has served as Chairman, Chief Executive Officer, and President of the Company since its May 1993 inception. In 1981, Mr. Bailey purchased a small, local mobile wash company in North Las Vegas, Nevada. He expanded operations to include aviation services, growing the company from two employees in 1981 to in excess of three hundred by 1988. He served as president of the business as it grew to $7,000,000 a year in revenue, operating in twenty-seven cities throughout the United States. In 1990, Mr. Bailey became involved in the network marketing/direct selling business. In 1997, Mr. Bailey elected to sell the aviation company to International Total Services in order to devote one hundred percent of his time to the Company.

          Florian R. Ternes, 53, has served as Chief Operating Officer and Secretary of the Company since 1995. He became a director in 1999. He began his career in the airline industry and became City Vice President of Continental Airlines, Denver, Colorado hub in 1989, where he managed approximately 7,500 employees with a budget of $250 million. His airline career involved running several large hubs for various airlines which included the Northwest International Gateway in Los Angeles, the Detroit Hub for Republic Airlines, the Denver Hub for Continental Airlines. In 1995, he left the airline industry to join Richard A. Bailey in other business opportunities. As one of those ventures, he became president of a nutritional company doing in excess of $13,000,000 a year. After assisting in ompleting its successful public offering, he resigned in January 1998 to join the Company on a full- time basis.

          Earl McKenzie, 58, Mr. McKenzie has served as a member of the Board of Directors of the Company since January, 2000. He is currently the CEO and a Director of 2021 Interactive, and has served in that position since February of 1997. From 1966 to 1970 he was employed by IBM as a programer. In May of 1970 he joined EDS owned by Ross Perot as V.P. of Banking Division. He was responsible for retail banking and health care. He retired from EDS in December 1996.

          Compliance with Section 16(a) of the Exchange Act

          Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of three persons who during the fiscal year ended December 31, 2001 were directors, officers, or beneficial owners of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such transitional year as follows:

          Richard A. Bailey - Mr. Bailey was an officer and director of the Company during all of the year 2001. Mr. Bailey made no Section 16(a) compliance filings during the year ended December 31, 2001. Mr. Bailey further failed to timely file a Form 5 for the year ended December 31, 2001.

          Florian R. Ternes - Mr. Ternes was an officer and director of the Company during all of the year 2001. Mr. Ternes made no Section 16(a) compliance filings during the year ended December 31, 2001. Mr. Ternes further failed to timely file a Form 5 for the year ended December 31, 2001.

          Earl McKenzie - Mr. McKenzie was appointed a director of the Company in January, 2001. Mr. McKenzie made no Section 16(a) compliance filings during the year ended December 31, 2001. Mr. McKenzie further failed to timely file a Form 5 for the year ended December 31, 2001.

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

                           SUMMARY COMPENSATION TABLE


                               Annual Compensation                            Long Term Compensation
                                                                      Awards                          Payouts
                                                 Other        Restricted    Securities
                                                 Annual         Stock       Underlying                All Other
                                               Compensation    Award(s)      Option       LTIP        Compensation
 Name and Principal    Year   Salary    Bonus                                 SARs       payouts

      Position                 ($)                ($)            ($)          (#)          ($)           ($)
 Richard A. Bailey,    2001   60,000     -         -              -             -           -             -
 President and Chief   2000   115,500    -         -              -             -           -             -
 Executive Officer     1999   76,250     -         -              -             -           -             -
--------------------   ----  --------   -----  ------------   ----------    ----------   -------      ------------

          As of the date hereof, the Company has not granted stock options or stock appreciation rights to any executive officer or director of the Company. Salaries owed Richard R. Bailey and Florian R. Ternes have not been paid and have been deferred for payment in year 2002 or later in the form of stock and / or cash based on the Company's financial position. Both parties agreed to delay the payment.

         Compensation of Directors.

          The Company maintains directors/officers insurance in the amount of $1,000,000. The Company pays traveling expenses, hotel, food, and $300 for each board meeting. Stock options and dividends will be a consideration in the future, based on profitability of the company.

         Employment Contracts.

          The Company entered into an employment agreement (the "Bailey Employment Agreement") with Richard A. Bailey, its president and chief executive officer, dated May 1, 1999. The Bailey Employment Agreement provides termination of the employment at the will of either Mr. Bailey or the Company. The Bailey Employment Agreement provides for a base salary of $100,000 annually commencing May 1, 1999, which shall be reviewed periodically. Such review may result in an increase or bonuses for Mr. Bailey. In the event the Company is unable to pay the annual salary, the Company will issue to Mr. Bailey one share of its Common Stock for each dollar owed at the end of the Company's fiscal year. In the event that Mr. Bailey's employment is terminated as a result of (a) his retirement under the Company's retirement program,
          (b) his disability resulting in absence from his duties to the Company on a full-time basis for over one year, (c) his death, (d) a material reduction in his responsibilities or title, or (e) a reduction of his cash compensation by more than 10% below the highest annual salary from time to time in effect, the Company is obligated to pay to Mr. Bailey, as severance and/or liquidated damages, an amount equal to one and one-half times his highest annual earnings during his employment with the Company each year for a period of five years. Mr. Bailey agreed to reduce his salary to $60,000 annually once TRSG places him on their payroll with the remainder of the agreement remaining in force.

          The Company entered into an employment agreement (the "Ternes Employment Agreement") with Florian R. Ternes, its Secretary and Chief Operating Officer, dated May 1, 1999. The Ternes Employment Agreement provides termination of the employment at the will of either Mr. Ternes or the Company. The Ternes Employment Agreement provides for a base salary of $85,000 annually commencing May 1, 1999, which shall be reviewed periodically. Such review may result in an increase or bonuses for Mr. Ternes. In the event the Company is unable to pay the annual salary, the Company will issue to Mr. Ternes one share of its Common Stock for each dollar owed at the end of the Company's fiscal year. In the event that Mr. Ternes' employment is terminated as a result of (a) his retirement under the Company's retirement program,
          (b) his disability resulting in absence from his duties to the Company on a full-time basis for over one year, (c) his death, (d) a material reduction in his responsibilities or title, or (e) a reduction of his cash compensation by more than 10% below the highest annual salary from time to time in effect, the Company is obligated to pay to Mr. Ternes, as severance and/or liquidated damages, an amount equal to one and one-half times his highest annual earnings during his employment with the Company each year for a period of five years. Florian R. Ternes agreed to reduce his salary for Gateway to $36,000 annually once TRSG places him on their payroll with the remainder of his agreement staying in force.

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


  Title of Class       Name and Address of Beneficial       Nature of Ownership    Amount of     Percent
                                   Owner                                           Ownership     Of Class
   Common Stock              Richard A. Bailey                    Direct           20,631,961    53.85%
  ($0.001 par value)   3095 East Patrick Lane, Suite 1,
                          Las Vegas, Nevada 89120
   Common Stock              Florian R. Ternes                    Direct           8,951,961     23.37%
  ($0.001 par value)   3095 East Patrick Lane, Suite 1,
                                 Las Vegas, Nevada 89120


   Common Stock                    Earl McKenzie                 Direct           12,000           less than
  ($0.001 par value)       3095 East Patrick Lane, Suite 1,                                         1%
                              Las Vegas, Nevada 89120
   Common Stock            All officers and directors as a       Direct           29,595,922       77.25%
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

          Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April, 2002.


         Gateway Distributors, Inc.



            /s/ Rick Bailey
         ------------------
         Rick Bailey, President and Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                    Title                            Date


       /s/ Rick Bailey    Chief Executive Officer and Director    April 15, 2001
    -----------------
    Rick Bailey



       /s/ Florian Ternes            Director                     April 15, 2001
    --------------------
    Florian Ternes



       /s/ Earl McKenzie             Director                     April 15, 2001
    --------------------
    Earl McKenzie

         Index to Exhibits
         Exhibit                    Page             Description


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