Form 10QSB
period 2002-06-30
GATEWAY DISTRIBUTORS LTD
filed 2002-08-26
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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





             3095 E. Patrick Lane, Suite 1, Las Vegas, Nevada 89120
            --------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (702) 399-4328
                           (Issuer's telephone number)


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


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 9, 2002 was 23,894,594,044.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.....................................................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................................................4


                                     PART II


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS................................................................7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................8

ITEM 5. OTHER INFORMATION.........................................................................................9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  ......................................................................10

SIGNATURES.......................................................................................................11

INDEX TO EXHIBITS................................................................................................12











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" or "Gateway" refers to Gateway Distributors, Ltd., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-9 and are incorporated herein by this reference.



















                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                           GATEWAY DISTRIBUTORS, LTD.
                                    --------

                              FINANCIAL STATEMENTS
                                    ---------

                                  JUNE 30, 2002

                           GATEWAY DISTRIBUTORS, LTD.


                                  - CONTENTS -




                                                                    PAGE NUMBER

Financial Statements:

    Balance Sheet                                                           F-1

    Statement of Operations                                                 F-2

    Statement of Changes in Stockholders' Equity (Deficit)                  F-3

    Statement of Cash Flows                                           F-4 & F-5

    Notes to Financial Statements                                     F-6 - F-8

                           GATEWAY DISTRIBUTORS, LTD.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS


                                                                          JUNE 30,          DECEMBER 31,
                                                                            2002                    2001
                                                               -------------------    ------------------
                                                                       (UNAUDITED)

         CURRENT ASSETS:
            Cash and cash equivalents                                 $     22,979          $     12,121
            Accounts receivable                                              -                   130,921
            Inventories                                                     77,871               499,594
                                                                     -------------          ------------

Total current assets                                                       100,850               642,636

         Property and equipment, at cost -                                 440,963               547,602
            Less accumulated depreciation and amortization                 347,924               332,687
                                                                      ------------          ------------

                                                                            93,039               214,915

         OTHER ASSETS:
            Goodwill, net of accumulated amortization
               of $156,107 at December 31, 2001                              -                 1,245,925
                Other                                                      215,500                54,172
                                                                       ------------        -------------

                                                                           215,500             1,300,097

                                                                         $ 409,389            $2,157,648
                                                                        ===========           ==========


               The accompanying notes are an integral part of the
                             financial statements.

                           GATEWAY DISTRIBUTORS, LTD.
                       CONSOLIDATED BALANCE SHEET (Cont.)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                        JUNE 30,            DECEMBER 31,
                                                                        2002                    2001
                                                                     -----------           ---------------------
                                                                    (UNAUDITED)

         CURRENT LIABILITIES:
            Current maturities of long-term debt                     $   2,399,648         $   1,884,401
            Accounts payable:
               Trade                                                     1,763,570             2,106,958
               Related party                                                 4,360                69,751
               Commissions                                                 769,656               790,971
            Accrued expenses:
               Payroll and employee benefits                               201,259               233,421
               Payroll taxes                                               417,444               421,658
               Interest                                                    744,300               644,709
               Other                                                       260,323               239,839
                                                                     -------------         ---------------

Total current liabilities 6,560,560 6,391,708

         LONG-TERM DEBT                                                        -                  18,348

         MINORITY INTEREST                                                  17,246             1,028,280

         STOCKHOLDERS' EQUITY (DEFICIT):
            Preferred stock - $.001 par value                                  -                       -
               Authorized - 1,000,000 shares
               No shares issued and outstanding
            Common stock, - $.001 par value
               Authorized - 25,000,000,000 shares at
                 June 30, 2002 and 20,000,000 shares
                                At December 31, 2001
               Issued and outstanding -
              11,174,312,044  and 13,594,000 shares,
                 respectively                                           11,174,312                13,594
            Additional paid-in capital                                       -                 1,781,880
            Accumulated deficit                                        (17,342,729)           (7,076,162)
                                                                     -------------         --------------

                                                                       (6,168,417 )         (5,280,688 )
                                                                    --------------         -------------

                                                                         $ 409,389            $ 2,157,648
                                                                     ============            ===========

               The accompanying notes are an integral part of the
                             financial statements.

                           GATEWAY DISTRIBUTORS, LTD.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                JUNE 30,                        JUNE 30,

                                                2002             2001           2002                      2001

         SALES                                $ 279,380          $ 393,488         $ 559,324       $ 1,097,285

         COST OF SALES                            8,761             80,540           117,102           221,504
                                  --------------------- ------------------ ----------------- -----------------

         GROSS PROFIT                           270,619            312,948           442,222           875,781

         SELLING, GENERAL AND
            ADMINISTRATIVE EXPENSES             794,045            555,630         1,507,504         1,359,802
                                    -------------------  -----------------  ----------------  ----------------

         LOSS FROM OPERATIONS                  (523,426)          (242,682)       (1,065,282)        (484,021)

         OTHER INCOME (EXPENSE):
            Loss on sale of A & A Medical
               Supply Co.                         -                  -               (43,105)                -
            Interest - net                      (59,717)           (73,591)         (119,638)        (131,909)
            Gain on settlement                    -                  -                 -               568,970
            Abandonment of leasehold
               improvements                       -                  -               (26,329)                -
            Impairment of goodwill            (1,203,953)            -            (1,203,953)                -
            Miscellaneous income
               (expense)                         (5,541)             3,253           (11,984)            7,586
                                  --------------------- ------------------------------------- ----------------

                                              (1,269,211)          (70,388)      (1,405,009 )          444,647

                                              (1,792,637 )        (313,020 )     (2,470,291 )        (39,374 )
         MINORITY INTEREST IN
            INCOME OF CONSOLIDATED
            SUBSIDIARIES                        946,344             91,042         1,252,218          (14,833)
                                    ------------------- ------------------  ---------------- -----------------

        NET LOSS                              $ (846,293)        $ (221,978)    $ (1,218,073 )     $ (54,207 )
                                              ================== ============== ===============    ===+=======

         BASIC LOSS PER SHARE                 $   (0.00)         $    (0.02)    $    ( 0.00)       $    (0.00)
                                  ===================== =================== -----------------      ===========

         WEIGHTED AVERAGE SHARES
            OUTSTANDING                       1,565,679,901      13,594,544      793,924,751        13,524,740
                                              ===============    =============== ============      ===========

               The accompanying notes are an integral part of the
                             financial statements.

                           GATEWAY DISTRIBUTORS, LTD.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)




                         SIX MONTHS ENDED JUNE 30, 2002


                                                                                    ADDITIONAL
                                   NUMBER OF                                 PAID-IN             ACCUMULATED
                                   SHARES               AMOUNT               CAPITAL                 DEFICIT               TOTAL
                            ------------------   ------------------      --------------        ------------------    --------------

 BALANCE - January 1, 2002          13,594,000 $              13,594 $         1,781,880    $      (7,076,162)  $       (5,280,688)

 Shares issued for services     11,160,718,044            11,160,718         (1,781,880)           (9,048,494)              330,344

 Net loss                                    -                     -                   -           (1,218,073)          (1,218,073)
                                ------------------ --------------------------------------------------------------------------------

 BALANCE - June 30, 2002        11,174,312,044 $         11,174,312  $                 -    $     (17,342,729)  $       (6,168,417)
                               ===============  =================== ========================================        ===============







               The accompanying notes are an integral part of the
                             financial statements.

                           GATEWAY DISTRIBUTORS, LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                        -------------------------------
                                                                        JUNE 30,                JUNE 30,
                                                                        2002                    2001
                                                                        ----------------         ----------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $ (1,218,073)           $ ( 54,207 )
            Adjustments to reconcile net loss
                to net cash from (to) operating activities:
                Depreciation and amortization                                 67,783                  66,649
                Minority interest                                        (1,252,518)                 787,837
                Loss on disposal of A & A Medical Supply Co                   43,105                       -
                Loss on abandonment of leasehold
                improvement                                                  s26,329                       -
                Penalties                                                     11,984                       -
                of A & A Medical Supply Co.                                 (22,561)                       -
                Impairment of goodwill1,                                     203,953                       -
                Stock issued for services                                 11,639,590                       -
            Changes in operating assets and liabilities
               which increase (decrease) cash flow:
                Accounts receivable1                                      (129,234 )               (37,528 )
                Inventories                                               (421,723 )               (60,318 )
                Prepaid expenses                                                   -                  90,329
                Accounts payable                                          (430,094 )              (204,094 )
                Deferred revenue                                                   -              (244,629 )
                Accrued expenses                                           (83,699 )                 100,165
                                                                      ----------------       ---------------

Net cash from operating activities                                         9,435,152                 444,204

         CASH FLOWS FROM INVESTING ACTIVITIES:
            Proceeds from A & A Medical Supply                               114,000                       -
            Capital expenditures                                             (3,606)                 (3,500)
            Cash paid for investment in TRSG Corporation                           -               (350,000)
            Advances (to) from related party                               (272,933)                       -
            Deposit                                                          54,172
            Other                                                                  -                   5,350
                                                               ---------------------       -----------------

Net cash to investing activities                                          (108,367 )              (348,150 )

         CASH FLOWS FROM FINANCING ACTIVITIES:
            Shares re-acquired                                                 3,408                (41,500)
            Net proceeds from issuance of stock                          (9,838,795)                  80,000
            Net proceeds from issuance of debt                               519,460                  48,647
                                                                   ---------------       --   --------------

Net cash from financing activities                                      (9,315,927 )                   7,147
-------------- -----------------

               The accompanying notes are an integral part of the
                              financial statements.

                           GATEWAY DISTRIBUTORS, LTD.
                CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)


                                                                SIX MONTHS ENDED
                                                                ---------------------------------
                                                                        JUNE 30,         JUNE 30,
                                                                       2002              2001

         NET INCREASE (DECREASE) IN
            CASH EQUIVALENTS                                              10,858          103,201

         CASH AND CASH EQUIVALENTS -
             beginning of period                                          12,121            2,625
                                                                 ---------------    -------------

         CASH AND CASH EQUIVALENTS -
             end of period                                         $      22,979    $      105,826
                                                                   =============    ==============





                             SUPPLEMENTAL DISCLOSURE

                                                                SIX MONTHS ENDED
                                                                ----------------------------------
                                                                JUNE 30,                JUNE 30,
                                                                2002                     2001
                                                            -------------------     --------------

         CASH PAID FOR INTEREST                                    $      66,577    $       42,570
                                                                   ===============     ===========





                   NON CASH INVESTING AND FINANCING ACTIVITIES

         STOCK ISSUED FOR SERVICES                                  $      330,344   $              -
                                                                    ==============   ====================

               The accompanying notes are an integral part of the
                             financial statements.

                           GATEWAY DISTRIBUTORS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

              NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


 The consolidated balance sheet as of June 30, 2002 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the six months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary to a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the whole year.

                         NOTE 2 - BUSINESS COMBINATION:


  On January 11, 2001, the Company obtained 13,448,660 shares of TRSG Corporation ("TRSG") , a publicly held company, in exchange for substantially all of the assets and operations of the Company. On January 4, 2002, the Company obtained an additional 8,000,000 shares of TRSG Corporation (TRSG). As of March, 2001, this resulted in a 51% ownership in TRSG and consolidation of the entity into the Company's financial statements. All significant intercompany balances and transactions have been eliminated. The transaction was accounted for under the purchase method of accounting, therefore, assets and liabilities were recorded on their fair values at the date of acquisition. Operating results have been included in the Company's statement of operations from the date of acquisition. The Company recorded $350,000 in costs in excess of net assets acquired, which were being amortized over 15 years. An impairment loss was recognized at June 30, 2002 for these costs. Refer to Note 8.

         NOTE 3 - ADDITIONAL SUBSIDIARY HOLDINGS


  On July 1, 2002, the Company received an additional 45,000,000 shares of TRSG for services rendered. The Company at the time of this filing owns 71% of TRSG.

                          NOTE 4 - SETTLEMENT PAYABLE:


  On December 29, 2000, TRSG obtained a settlement on the judgment against it of $618,970 for $50,000. The obligation was satisfied and resulted in a gain on settlement of $568,970 for the period ended March 31, 2001 and is reflected in the financial statement for the six months ended June 30, 2001.

                             NOTE 5 - NOTES PAYABLE:


  At June 30, 2002, the Company had $252,150 of notes payable to certain individuals. Both notes bear interest at a fixed rate of 15%, are unsecured and due within one year.

                          The accompanying notes are an integral part of the
financial statements.

                           GATEWAY DISTRIBUTORS, LTD.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2002


                    NOTE 6 - NOTE PAYABLE - RELATED PARTIES:


  At June 30, 2002, the Company had a $1,141,459 note payable to stockholders and related parties. There is no schedule for repayments of these notes at June 30, 2002.

                   NOTE 7 - SALE OF A & A MEDICAL SUPPLY CO.:


  On February 1, 2002, the Company sold its medical supply division in Utah. A summary of the transaction is as follows:

                              Assets sold               $619,817
                      Liabilities assumed by buyer       316,712
                                                       ---------

                                                         303,105
           s price - cash to be received over
                            term of agreement            260,000
                                                       ---------

                        Loss on sale of division        $ 43,105
                                                        ========


  At June 30, 2002, other receivables include an amount of $126,000 related to this sale.

         NOTE 8 -    IMPAIRMENT OF GOODWILL:

               Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value. During 2002, the company determined that the carrying amount exceeded it's fair value, which was estimated based on the present value of expected future cash inflows.

               Accordingly, a goodwill impairment loss of $1,203,953 was recognized.

               Changes in the carrying amount of goodwill during 2002 are summarized below:

                  Balance, January 1, 2002                  $ 1,245,925
                  Amortization expense - goodwill              (41,972)
                  Impairment loss                           (1,203,953)
                                                           ------------

                      Balance, June 30, 2002         $           -
                                                     ==================

               The accompanying notes are an integral part of the financial statements.

                           GATEWAY DISTRIBUTORS, LTD.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2002


NOTE 9 - ADDITIONAL FOOTNOTES INCLUDED BY REFERENCE:

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

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

         Results Of Operations

         The Company's results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors including the Company's ability in the future to enter new markets and introduce additional and new products into its current markets.

         Three and six months ending June 30, 2002 and 2001

         Sales for the three months ended June 30, 2002 decreased to $279,380 , as compared to sales of $393,488 in the three months ended June 30, 2001. The decrease resulted from a lack of inventory to support customer demand.

         Sales for the six months ended June 30, 2002 decreased to $559,324, as compared to sales of $1,097,285 in the six months ended June 30, 2001. The decrease resulted from a lack of inventory to support customer demand.

         Gross profit of $270,619 for the three months ended June 30, 2002, was $42,329 lower than the gross profit of $312,948 for the three months ended June 30, 2001. As a percentage of sales, gross profit for the three month period ended June 30, 2002, as compared to the same period in 2001 decreased approximately three percent as a result of a lack of inventory to support customer demand and the resultant loss of sales during the period.

         Gross profit of $442,222 for the six months ended June 30, 2002, was $433,559, or 49 % lower than the gross profit of $875,781 for the six months ended June 30, 2001. As a percentage of sales, gross profit for the six month period ended June 30, 2002, as compared to the same period in 2001 decreased approximately two and one half percent. The decrease in gross profit as a percentage of sales primarily resulted from a lack of inventory to support customer demand and the resultant loss of sales during the period.

         General, and administrative expenses were $794,045 for the three months ended on June 30, 2002, and $555,630 for the comparable period in 2001, an increase of $238,415. The increase in general and administrative expenses resulted from an increase in payments to outside consultants.

         General, and administrative expenses were $1,507,504 for the six months ended on June 30, 2002, and $1,359,802 for the comparable period in 2001, an increase of $147,702.

         Operating loss was $523,426 during the three months ended on June 30, 2002, compared to an operating loss of $242,682 for the comparable three months in 2001. The Company's operating loss increased $280,764 for the three months ended June 30, 2002 because of higher general and administrative costs and reduced sales.

         Operating loss was $1,065,282 during the six months ended on June 30, 2002, compared to an operating loss of $484,021 for the comparable six months in 2001. The Company's operating loss increased $581,261for the six months ended June 30, 2002 because of a 50% drop in 6 month sales and an increase in overhead costs.

         Liquidity and Capital Resources

         The Company had a net working capital deficit of $6,459,710 at June 30, 2002, as compared to a deficit of $5,749,072 as of December 31, 2002.

         Net stockholders' deficit in the Company was $6,168,417 as of June 30, 2002, compared to a stockholder's deficit of $5,280,688 as of December 31, 2001. The increase in net stockholder's deficit is due to an increase in operating losses coupled with an impairment of goodwill.

         Cash flows generated by operations were $9,435,152 for the six months ended June 30, 2002 as compared to cash flows used in operations of $444,204 for the comparable period in 2001. The increase is largely due to issuances of stock for services.

         Cash flows used in investing activities were $108,367 for the six months ended June 30, 2002 and $348,150 for the six months ended June 30, 2001. The drop is due to advances made to related parties.

         Cash flows used in financing activities were $9,315,927 for the six months ending June 30, 2002, as compared to $7,147 generated by financing activities for the comparable period in 2001.

         Going Concern

         The Company's ability to continue as a going concern is an issue raised as a result of an accumulated deficit of $17,342,729 as of June 30, 2002 as well as the current period loss of $846,293 and a working capital deficit of $6,459,710. The Company's ability to continue as a going concern is subject to the ability of the Company to operate at a profit and /or obtaining the necessary funding from outside sources. Management is committed to taking the necessary steps to ensure the Company remains a going concern.

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

         Stock Transactions For Services

         As a result of the Company's limited cash position, it used the issuance of its common stock to compensate officers, directors, employees, consultants and other professionals. The following is a description of those transactions:

  On April 8, 2002, the board of directors authorized the issuance of 475,000,000 shares of restricted common stock to Neptune Communications, Inc., of which Florian Ternes is the president, for communication services rendered. Mr. Ternes is also an officer and a director of the Company.

         On April 15, 2002, the board of directors authorized the issuance of 50,000,000 shares of restricted common stock to Suburban Capital Corporation pursuant to a purchase agreement dated the same.

         On April 28,2002 the board of directors authorized the issuance of 50,000,000 shares of common stock registered under an effective Form S-8 registration statement to Paul Munnich for payment of consulting services provided to the Company.

         On April 29, 2002, the Company issued 40,000,000 shares of common stock to Coolman International for services rendered two years prior to the date of issuance.

         On April 29, 2002, the Company issued 1,000,000 shares of common stock registered under an effective Form S-8 registration statement to Mark Coolman for services provided to the Company.

         On May 21, 2002, the board of directors authorized the issuance of 300,000,000 shares of restricted common stock to Gateway Distributors, Ltd. to be held by the Company as security for a $35,000 promissory note dated May 24, 2002, payable to Suburban Capital Corporation.

         On June 7, 2002, the Company entered into a consulting agreement with Paul Munnich whereby Mr. Munnich agreed to provide the Company with advice concerning management, marketing, consulting, strategic planning, corporate organization and structure, and marketing consulting services through April 30, 2003. In exchange for these services, the Company agreed to issue to Mr. Munnich 500,000,000 shares of the common stock of the Company in reliance upon an effective Form S-8 registration statement.

  On June 8, 2002, the Company signed an Agreement with Neptune Communications, Inc. a company of which Florian Ternes is the president. Mr. Ternes is also an officer and a director of the Company. The agreement provides for the payment of compensation for prior services provided by Neptune to the

         Company, these services included, but were not limited to website, acquisitions, manufacturing representations and negotiation of raw material prices. The Company agreed to payment of the claims for services and as full and final compensation for those services the transfer of 5,300,000,000 shares of restricted common stock.

         On June 11, 2002, the Company issued 200,000,000 shares of common stock to Suburban Capital Corporation to be held as security for a $40,000 convertible note dated June 10, 2002, payable to Suburban Capital Corporation.

         On June 11, 2002, the Company authorized the issuance of 320,000,000 shares of common stock to Matt Swan. The shares were issued pursuant to a settlement agreement dated June 7, 2002, for services rendered two years prior to the date of authorization.

         On June 22, 2002, the Company issued 200,000,000 shares of restricted common stock to Matt Swan for auditing and tax services rendered

         On June 24, 2002, the board of directors authorized the issuance of 3,500,000,000 shares of common stock registered under an effective Form S-8 registration statement to Paul Munnich for payment of consulting services as an employee of Suburban Capital Corporation pursuant to a consulting agreement dated June 4, 2002.

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 8, 2002, the board of directors authorized the issuance of 475,000,000 shares of restricted common stock to Neptune Communications, Inc. for services rendered . The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this transfer based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

         On April 15, 2002, the board of directors authorized the issuance of 50,000,000 shares of restricted common stock to Suburban Capital Corporation pursuant to a Purchase Agreement dated the same. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this transfer based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock pursuant to the purchase agreement; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

         On May 21, 2002, the board of directors authorized the issuance of 300,000,000 shares of restricted common stock to Gateway Distributors, Ltd. to be held by the Company as security for a $35,000 promissory note dated May 24, 2002, payable to Suburban Capital Corporation. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this transfer based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock to be held as security for the May 24, 2002 promissory note; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

         On June 3, 2002, the board of directors authorized the issuance of 5,300,000,000 shares of restricted common stock to Neptune Communication, Inc. for services rendered. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this transfer based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

         On June 22, 2002, the board authorized the issuance of 200,000,000 shares of restricted common stock to Matt Swan as payment for auditing and tax services rendered. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this transfer based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single individual for services; (2) there was only one offeree who was issued stock; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company as authorized by the resolutions of the Board of Directors and the written consent of a holder of in excess of 50% of the common stock of the Company authorized an amendment to Gateway's Articles of Incorporation increasing Gateway's authorized common shares from 1,000,000,000 shares of $0.001 par value common stock to 25,000,000,000 shares of $0.001 par value common stock.

         The Board of Directors and a person owning the majority of the outstanding voting securities of Gateway have unanimously adopted, ratified and approved resolutions to effect the recapitalization. No other votes are required or necessary. The amendment was filed and became effective on May 31, 2002.

         The Company did not comply with the notice requirements under Section 14 of the Securities and Exchange Act of 1934. The Company's majority shareholder effected the transaction with the board's consent prior to a Definitive 14C being mailed to the shareholders of record. The Company has made an effort to correct the error by mailing notice to its shareholders of record subsequent to the amendment, noticing the increase in authorized shares.

         ITEM 5. OTHER INFORMATION

         Upon reviewing the Company's stock ledgers it became apparent that the Company issued in excess of six billion shares for services in reliance upon the June 25, 2002, Form S-8 when only five billion shares were authorized under the Employee Benefit Plan ("Plan").

         In an effort to correct the over issuance error, the Company on August 16, 2002, amended the Form S-8 dated June 25, 2002, to increase the number of shares under the Company's Plan to fifteen billion by registering an additional ten billion shares. The Company's belief is that no shares over the original five billion shares registered under the Form S-8 filed on June 25, 2002, were sold into the open market.

         In addition, the Company's board of directors also realized that in some instances it issued in excess of 10% of the Company's issued and outstanding shares to certain consultants. The Company relied upon Form S-8 to cover such issuances in compliance with Section 5 of the Securities Act of 1933. None of the consultants were control persons or affiliates of the issuer as those terms are defined under the Securities Exchange Act of 1934.

         Nonetheless, the Company's board of directors has been informed that ownership of 10% or more of a Company's issued and outstanding shares is a strong factor which may indicate control. The existing Form S-8 registration statement would not cover the resale of control shares. Accordingly, an exemption would have to be available for such resales in order to comply with Section 5 of the Securities Act of 1933.

         The board of directors has reviewed all the transactions involving these consultants and is satisfied with the level of service provided by such consultants. Furthermore, the board of directors believes that the steps it has taken are sufficient to correct the inadvertent errors it has made.

         Subsequent Transactions

         On July 5, 2002, the board of directors authorized the issuance of 1,000,000,000 shares of restricted common stock to Gateway Distributors, Ltd. to be held by the Company as security of a $25,000 promissory note dated June 21, 2002, to Suburban Capital Corporation. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this transfer based on the following factors:

         (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

         On July 22, 2002, the board of directors authorized the issuance of 5,000,000,000 shares of restricted common stock to Neptune Communication, Inc. for consulting services rendered. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this transfer based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

         On July 29, 2002, the board of directors authorized the issuance of 1,500,000,000 shares of common stock to Donald Hansen in exchange for extinguishment of a debt.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-QSB, and are incorporated herein by this reference.

         (b)   Reports on Form 8-K.   No reports were filed on Form 8-K
 during the quarter.

                                                         SIGNATURES

               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23th day of August 2002.


         Gateway Distributors, Ltd.


         By:        /s/ Rick Bailey
               ------------------------------------------
                  Rick Bailey
         Its:   President, Chief Executive Officer and Director

   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

               In connection with the Quarterly Report of Gateway Distributors, Ltd.. (the" Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Rick Bailey, sole Executive Officer of the Company, certify, pursuant to 18 U.S.C. S 1350, as adopted pursuant to S 906 of the Sarbanes-Oxley Act of 2002, that:

                  (1) The Report complies with the requirements of section 13
                  (a) or 15 (d) of the Securities
                  Exchange Act of 1934; and

                  (2) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                 /s/ Rick Bailey
                ---------------------------------
               Rick Bailey
               Chief Executive Officer /  Chief Financial Officer
               August 23, 2002



                                                     INDEX TO EXHIBITS


         Exhibit    Page                                            Description

         2.1                          * Agreement and Plan of Merger as of April
                                      10, 1998 (Incorporated by reference from Form 10-SB/A filed December 15, 1999).

         3.1                          * Amended and Restated Articles of
                                      Incorporation of the Company (Incorporated by reference from Form 10-SB/A filed
                                      December 15, 1999).

         3.1(i)         14            Amendment to the Articles of Incorporation of the Company, increasing the number of authorized shares of common stock, filed May 31, 2002.

         3.2            *             Bylaws of the Company, as amended (Incorporated by reference from Form
                                      10-SB/A filed December 15, 1999).

         4.1            *             Specimen Common Stock Certificate (Incorporated by reference from Form
                                      10-SB/A filed December 15, 1999).

         4.2            *             Specimen 12% Convertible Note (Incorporated by reference from Form 10-
                                      SB/A filed December 15, 1999).

         Material Contracts



         10(i)    15             Purchase Agreement dated April 15,2002, between the Company and
                                 Suburban
                                 Capital Corporation for 50,000,000 shares.

         10(ii)   17             Settlement Agreement dated April 24, 2002, between the Company and Coolman
                                 International Ltd. for services rendered.

         10(iii ) 21             Promissory Note dated May 24, 2002, from the Company payable to Suburban
                                 Capital Corporation requiring the issuance of 300,000,000 shares to be held by the
                                 Company as security for the note.






         10(iv)   29             Consulting Agreement dated June 7, 2002, between the Company and Paul Munnich for the issuance of 500,000,000 shares for consulting services provided to the
                                 Company.

         10(v)      35           Settlement Agreement dated June 7, 2002, between the Company and Matt Swan for the issuance of 320,000,000 for services provided to the Company.

         10(vi)     39           Consulting Contract dated June 8, 2002, between the Company and Neptune
                                 Communications for the issuance of 5,300,000,000 shares for services provided to the Company.

         10(vii)    42           Promissory Note dated June 10, 2002, from the Company payable to Suburban
                                 Capital Corporation requiring the issuance of  200,000,000 shares to held by
                                 Suburban as security for the note.

         10(viii)   48           Promissory Note dated June 21, 2002, from the Company payable to Suburban
                                 Capital Corporation requiring the issuance of 1,000,000,000 shares to held by the
                                 Company as security for the note.

         10(ix)     54           Letter Agreement dated July 22, 2002, between the Company and Neptune
                                  Communications, Inc. to extend the consulting relationship between the two companies for a period of five years for 5,000,000,000 shares.

         10(x)      65           Settlement Agreement dated July 24, 2002, between the Company and Donald Gary
                                 Hansen for the issuance of 1,500,000 shares for consulting services provided to the
                                 Company.


         * Incorporated by reference as noted above.

         Exhibit 3.1(i)
                            CERTIFICATE OF AMENDMENT
                                       TO
                            ARTICLES OF INCORPORATION
                                       FOR
                              GATEWAY DISTRIBUTORS
                           A Nevada Profit Corporation


1. Name of Corporation: Gateway
Distributors, Ltd.

2. The articles have been amended as
follows:

  To increase the authorized shares of $0.001 par value common voting stock ("Shares") from 1,000,000,000 to 25,000,000,000 shares and to authorize the Board of Directors of the Corporation to issue same on such terms and condition as the Board of Directors shall determine from time to time.

3. Date of Amendment: May 28, 2002.

4. The Amendment was approved by the Boar of Directors and by holders of common stock representing more than 70% of the issued and outstanding shares on May 28, 20002.

                  Officer Signature:


                  /s/ Rich Bailey_________________
                  ---------------
                  Rich Bailey, President of the Company

                                  Exhibit 10(i)
                               PURCHASE AGREEMENT



  This Purchase Agreement (the "Agreement"), dated April 15, 2002 is by and between SUBURBAN CAPITAL CORP. (the "Buyer"), and Gateway Distributors, Ltd. (the

                             "Seller"), as follows:

     1.Buyer agrees to purchase and seller agrees to sell 50,000,000 shares of Gateway Distributors, Ltd common stock for the price of $125, 000 and subject to the following terms.

                    2.Buyer will send to Seller the purchase
                        price by wire transfer according
                        to wire instructions provided by
                                     Seller.

       3.Upon Paying the purchase price Buyer will become the owner of the
       Shares and will enjoy all rights attendant to the ownership of the
           Shares, including but not limited to, the right to transfer encumbers, hypothecate, assign or otherwise dispose of the Shares.

     4.In the event that additional documents are required for the transfer of the Shares, Seller agrees to fully cooperate with the transfer of the Shares and sign any and all documents necessary to transfer the Shares to Buyer and to provide any documentation that may be required, such as an
                            acceptable legal opinion.

           5.In the event the Buyer does not reach the aggregate price of $500,000 after liquidation the shares within one year from the date of this Agreement, Seller agrees to issue additional shares until the aggregate price is reached.

        6.The parties agree that tine is of the essence in this contract and that the reasonable measure of damages in the event that Seller does not transfer the shares to Buyer as described herein is the highest Closing price between the day Buyer transferred the purchase price described in Paragraph 1 of this Agreement and the date that any action brought by Buyer to enforce its rights under this agreement goes to trial.

         7.The invalidity of unenforceability of any of the rights or remedies herein shall not in any way affect any of the other rights or remedies herein provided.

  8.The parties acknowledge that this agreement constitutes a sale of stock with an option to purchase and that it is not a secured loan. Seller acknowledges that the Option Purchase Price is fair and reasonable taking into account the market risks assumed by Buyer and the stock price's potential volatility.

     9.This Agreement is being delivered and is intended to be performed in
       Du page County, Illinois and venue for any action arising hereunder shall be in such county and Seller expressly consents to the jurisdiction of that Court for resolution of any disputes that may arise. This Agreement shall

  be construed and enforced in accordance with and governed by the laws of the State of Illinois, and to the extent applicable, the law of the United States. In the event that Buyer resorts to litigation relating to the rights afforded herein, Seller shall be responsible for the costs incurred by

              Buyer associated with any such litigation, including
                           reasonable attorney fees.

        10.This Agreement embodies the entire agreement and understanding between the parties hereto and supersedes all prior agreement and understandings relating to the subject matter hereof.



         SELLER: Gateway Distributors, LtdBuyer: Suburban Capital Corp.

                    By: /s/ Rick BaileyBy: /s/Frank Custable

                      Print Name / TitlePrint Name / Title

                         Date: 24 April 02Date: 04/24/02
                              ----------- --------

         Exhibit 10(ii)

                                                    SETTLEMENT AGREEMENT

         THIS SETTLEMENT AGREEMENT is entered into by and between Gateway Distributors LTD ("GD") and Coolman International LTD ("Consultant") effective as of April 24, 2002. FOR GOOD AND VALUABLE CONSIDERATIONS RECEIVED, AND THE MUTUAL PROMISES HEREIN, THE PARTIES AGREE AS FOLLOWS:
         1. DISPUTE
         It is the position of Consultant that compensation in the form of shares of GD were due to the Consultant, as consideration for being engaged to supply services for or on behalf of GD, over two years prior to this date. It is the position of the Company that the shares are in complete settlement of any claim of the Consultant for compensation or money owed by the Company and in avoidance of further dispute and litigation and relate back to the services rendered over two years ago.
         2. SETTLEMENT
         The parties hereby agree that they have settled any and all claims one has against the other, including any affiliates of a party, such as officers, Directors, and shareholders, by the execution and performance of this Agreement. In connection herewith, the parties agree that, on or about this date:
a. GD a total of 40,000,000 shares of common stock
         of GD and the parties agree that these shares
         effectively should have been issued on April 1, 2000 will supply consultant. b. Any and all work product, documents,
 and         materials, data, relating to Consultants work in the
         possession or control of Consultant or GD shall be retained by GD;

c.

  Consultant agrees it has no ownership right, title or claim of any nature to GD or to its assets other than as to the shares above.

d.  Consultant  will
 execute any reasonable additional documents as requested by GD.

  3. RELEASE The parties agree to release hereby one another from any and all obligations of one to the other, except to perform this Agreement. 4. MISCELLANEOUS PROVISIONS A. Gender. Wherever the context shall require, all words ------ herein in the masculine gender shall be deemed to include the feminine or neuter gender, all singular words shall include the plural, and all plural shall include the singular. B. Severability. If a court of competent jurisdiction, the ------------ remainder of this Agreement, and the application
 of  such   provision  in  other   circumstances   hereof  deem  any   provision
 unenforceable shall not be affected thereby. C. Further Cooperation. From and after the date of this ------------------- Agreement, each of the parties hereto agrees to execute whatever additional documentation or instruments as are necessary to carry out the intent and purposes of this Agreement or to comply with any law. D. Waiver. No waiver of any provision of this Agreement ------ shall be valid unless in writing and signed by the waiving party. The failure of any party at any time to insist upon strict performance of any condition, promise, agreement or understanding set forth herein, shall not be construed as a waiver or relinquishment of any other condition, promise, agreement or understanding set forth herein or of the right to insist upon
 strict   performance   of  such  waived   condition,   promise,   agreement  or
 understanding at any other time. E. Expenses. Except as otherwise provided herein, each -------- party hereto shall bear all expenses incurred by each such party in connection with this Agreement and in the consummation of the transactions contemplated hereby and in preparation thereof. F. Amendment. This Agreement may only be amended or --------- modified at any time, and from time to time, in writing, executed by the parties hereto. G. Notices. Any notice, communication, request, reply or ------- advice (hereinafter severally and collectively called "Notice") in this Agreement provided or permitted to be given, shall be made or be served by delivering same by overnight mail or by delivering the same by a hand-delivery service, such Notice shall be deemed given when so delivered.
H. Captions. Captions herein are for the convenience of th
--------
parties and shall not affect the interpretation of
     this Agreement.
I. Counterpart Execution. This Agreement may be executed i
---------------------
     two or more counterparts, each of which shall
     be deemed an original, but all of which together shall constitute one and the same instrument and this Agreement may be executed by fax.
J. Assignment. This Agreement is not assignable without th
----------
     written consent of the parties.
K. Parties in Interest. Provisions of this Agreement shall
-------------------
     be binding upon and inure to the benefit of and be
     enforceable by the parties, their heirs, executors, administrators, other permitted successors and assigns, if any. Nothing contained in this Agreement, whether express or implied, is intended to confer any rights or remedies under or by reason of this Agreement on any persons other than the parties to it and their respective successors and assigns.
L. Entire Agreement. This Agreement constitutes the entire
----------------
     agreement and understanding of the parties on
     the subject matter hereof and supersedes all prior agreements and understandings.
M. Construction. This Agreement shall be governed by the
------------
     laws of Toronto without reference to conflict of
     laws and the venue for any action, claim or dispute in respect of this Agreement shall be such court of competent jurisdiction as is located in Toronto. The parties agree and acknowledge that each has reviewed this Agreement and the normal rule of construction that agreements are to be construed against the drafting party shall not apply in respect of this Agreement given the parties have mutually negotiated and drafted this Agreement.
N. Cooperation. The parties hereto agree to cooperate with
-----------
     one another in respect of this Agreement, including reviewing and executing any document necessary for the performance of this Agreement, to comply with law or as reasonably requested by any party hereto, or legal counsel to any party hereto.

O. Independent Legal Counsel. The parties hereto agree tha
-------------------------
         (i) each has retained independent legal
         counsel in connection with the preparation and of this Agreement, (ii) each has been advised of the importance of retaining legal counsel, and
         (iii) by the execution of this Agreement, each party who has not retained independent legal counsel acknowledges having waived such right. IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.
The "Company"
Gateway Distributors
A Nevada Corporation
By: /s/ Rick Bailey
--------------------------
Name: Rick Bailey
Title: President / CEO
         The "Consultant"
         Coolman International
         By: _/s/ Mark Coolman______
              ----------------
         Name: Mark Coolman
         Title:    President
                                        t
                                        t

Exhibit 10(iii)
                                 PROMISSORY NOTE
$35,000.00 Addison, IL Date: May 24, 2002 FOR VALUE RECEIVED, the undersigned RICK BAILEY ON BEHALF OF GATEWAY DISTRIBUTORS, LTD., as maker(s) (hereinafter called "Maker", whether one (1) or more), promises to pay to the order of SUBURBAN CAPIAL CORP., as payee (hereinafter called "Payee", which term shall also refer to any subsequent owner or holder of this Note), the principal sum of $35,000.00, together with interest thereon accruing on any and all principal amounts from time to time remaining unpaid, at the term rate hereinafter stated, said principal and interest being payable in lawful money of the United States of America at the address, except on past due sums, at a term rate equal to 50%. Principal and interest of this Note shall be due and payable as follows:
Principal, plus accrued interest thereon, shall be due and payable 365 days from the date hereof. Payment shall be made on or before the 12:00 p.m. (noon) Central Time on the date due in either Certified Funds that clear the bank account of Payee or by wire transfer received by the bank designated by Payee. Any other mode of payment shall be unacceptable. If, for any reason a certified check or wire transfer is not honored, any tender of such payment will be deemed void and Payee will have available to it all remedies contained in this Promissory Note and contained in the Security Agreement described below. A money order shall not constitute certified funds. Only a check certified by a financial institution shall constitute certified funds.
         Maker may prepay this Note in whole or in part at any time without being required to pay any penalty or premium for such privilege. All payments hereunder, whether designated as payments of principal or interest, shall be applied first to unpaid and accrued interest, then to the discharge of any expenses or damages for which the holder of this Note may be entitled to receive reimbursement under the terms of this Note, and last to unpaid principal. In the application of any prepayment of principal as provided for in the preceding sentence, if any principal hereof is to be paid in installments, in the absence of any written agreement between Maker and Payee, each such prepayment shall be applied to installments of principal in the inverse order of maturity. All past due sums, including principal and interest of this Note, whether due as the result of acceleration of maturity or otherwise, shall bear interest at a term rate equal to eighteen percent (18%) from the date the payment thereof shall have become due until the same have been discharged by payment.
         If any installment or payment of principal or interest of this Note is not paid when due; or if both of Maker or any drawer, acceptor, endorser, guarantor, surety accommodation party or other person now or hereafter primarily or secondarily liable upon or for payment of this Note (each hereinafter called an "other liable party") become insolvent (however such insolvency may be evidenced); or if Maker or any other liable party shall file a voluntary petition in bankruptcy or for relief under provision of any federal bankruptcy law or similar law of any other jurisdiction; or if any involuntary petition under any federal bankruptcy law or similar law of any other jurisdiction shall be filed against Maker or any other liable party and such involuntary petition is not dismissed within ninety (90) days thereafter; or if Maker or any other liable party shall be adjudicated a bankrupt or insolvent; or if Maker of any other liable party shall file any petition or answer seeking for itself any arrangement, composition, winding up, liquidation, readjustment, reorganization or dissolution under any federal bankruptcy law or any applicable present or future law, statute or regulation of the United States, any state thereof or any other jurisdiction, or shall file any answer admitting the material allegations of a petition or complaint filed against Maker or any other liable party in any such proceeding ; or if Maker or any other liable party shall make an assignment for the benefit of creditors; or if any proceeding, procedure or remedy supplementary to or in enforcement of judgment shall be restored to or commenced against Maker or any liable party, or with respect to any property of any of them; or if any governmental authority, or any court at the instance thereof, shall take possession of any substantial part of the property of or assume control over the affairs or operations of Maker or any other liable party, or a receiver, trustee or any other judicial officer shall be appointed for or take possession of all or any substantial part of the property of, or a writ or order of attachment or garnishment shall be issued or made against, any of the property of Maker or any other liable party, or if Maker or any other liable party shall seek, consent to or acquiesce in any of the foregoing; or if any Indebtedness for which Maker or other liable party is primarily or secondarily liable shall not be paid when due or shall become due and payable by acceleration of maturity thereof, or if any event or condition shall occur which shall permit the holder of any such indebtedness to declare it due and payable upon the lapse of time, giving of notice or otherwise; or if Maker or any liable party (if other than a natural person) shall be dissolved, wound up, liquidated or otherwise terminated, or be a party to any merger, corporate reorganization or consolidation without the written consent of Payee; or if Maker or any other liable party shall sell substantially all or any integral portion of its assets without the written consent of Payee; or if Maker or any other liable party fails to furnish financial information requested by Payee; or if Maker or any other liable party furnishes or has furnished any financial or other information or statements which are misleading in any respect; or if a default occurs under or if Maker or any other liable party violates any covenant, agreement or condition contained in any instrument now or hereafter executed in connection with or as security for this

Note; thereupon, at the option of Payee, this Note and any and all other indebtedness of Maker to Payee shall become and be due and payable forthwith.
         Maker and each other liable party shall be directly and primarily, jointly and severally, liable to any legal holder of this Note for the payment of all sums called for hereunder. Maker and each other liable party agree:
(1) That Payee or other legal holder of
                      this Note may, at any time, and from time to time, on request of or by agreement with Maker or any other liable party, with or without notice to or the consent of Maker or any other liable party, extend the maturity of, renew, extend for any period or rearrange all or any part hereof;
(2) That it will be necessary for the Paye
                      or any holder hereof, in order to enforce payment of this Note, to first institute or exhaust its remedies against Maker or any other liable party or to enforce its rights against any security for this Note; and
         If in the event of default hereunder or under any other instrument now or hereafter executed in connection with or as security for this Note, this Note is placed in the proceedings or through probate, (whether or not suit is filed), or if this Note is collected by suit or legal proceedings. Maker and each other liable party agrees to pay the reasonable attorneys fees of Payee and the expenses of collection in connection therewith, but in no event to exceed the maximum amount permitted by applicable law.
         It is the intention of the parties hereto to strictly comply with and conform to all applicable law, including usury laws. Accordingly, notwithstanding any provision of this Note, or any security instrument or other document, instrument or agreement evidencing, accruing or entered into in connection with this Note or the loan transaction evidenced hereby, it is expressly stipulated and agreed as follows:
(1) In no event shall Maker or any other
                      liable party be required to pay interest in excess of the maximum non-usurious contract rate of interest (determined from time to time if the applicable maximum rate is a floating rate) that Payee may charge Maker under applicable law in regard to which Maker would be prevented successfully from raising the claim or defense of usury (hereinafter called AMaximum Rate@), nor under any circumstances shall the aggregate of all consideration which constitutes interest under applicable law and taken, reserved, charged, received, contracted for, chargeable or receivable under this Note, or any security instrument or other document, instrument or agreement evidencing hereby exceed the maximum amount of interest allowed by applicable law, and any excess interest shall be deemed a mistake and canceled automatically or, if theretofore paid, shall, at the option of the holder of this Note, either be refunded to Maker or credited on this Note or any other obligation of Maker or any other liable party to the holder hereof; and
(2) In the event the maturity of this Note
                      is accelerated for any reason before the due date hereof, or in the event of any prepayment hereof, then such consideration that constitutes interest under applicable law may never include or exceed more than the maximum amount allowed by applicable law, and excess interest, if any, provided for in this Note or otherwise shall be canceled automatically as of the date of such acceleration or prepayment, and if theretofore paid, shall, at the option of the holder of this Note, either be refunded to Maker or credited on this Note or any other obligation of Maker or any other liable party to the holder hereof.
In determination whether or not interest paid or payable exceeds the Maximum Rate, Maker and Payee shall, to the extent permitted by applicable law, (a) characterize any non-principal payment as an expense fee, or premium rather than as interest, (b) exclude voluntary prepayments and effects thereof, and (c) authorize, prorate, allocate, and spread in equal or unequal parts the total amount of interest throughout the contemplated term of the indebtedness evidenced by this note so that interest for the entire term does not exceed the Maximum Rate. The laws of the State of Illinois shall apply to this Note and the loan transaction contemplated hereby, this agreement shall be deemed to have been executed in the state of Illinois County of Cook, and Maker expressly consents to the jurisdiction of any Court located within the State of Illinois in any action pertaining to this note.
Any check, draft, money order or other instrument given in payment of any portion of this Note may be accepted by the holder hereof and handled in collection in the customary manner, but the same shall not constitute payment hereunder or diminish any rights of the holder hereof except to the extent that actual cash proceeds of such instrument are unconditionally received by the holder and applied to this indebtedness in the manner provided elsewhere herein. This Note is the promissory note referred to in, has been issued pursuant to, and is entitled to the benefits of that certain Security Agreement of even date herewith, executed by Maker in favor of Payee, pledging 300,000,000 Shares of Gateway Distributors Ltd. Common Stock, and all other pledges and other lien instruments of any nature, including those executed simultaneously herewith, and those heretofore or hereafter executed, by Maker and /or other(s) in favor of Payee as security for this Note and any other sums that Maker may owe to Payee. Reference is hereby made to the above documents for a more particular description of the property covered thereby and for all relevant purpose.

MAKERS:By: /s/ Rick Bailey,
subject to board approval

Payee:
Suburban Capital Corp
2121 W. Army Trail Rd.
Suite 105
Addison, IL 60101
         By: /s/_______________
         Print Name:___________
         Title:_________________

Exhibit 10(iv)
                              CONSULTING AGREEMENT

This Consulting Agreement (the "Agreement") made as of June 7, 2002 by and between Paul
Munnich ("Consultant") and Gateway Distributors, Inc. ("Company")WITNESSETH
         WHEREAS, the Company requires and will continue to require business services relating to management, strategic planning and marketing for the Company; and
         WHEREAS, Consultant shall provide Company with strategic planning and marketing consulting services and is desirous of performing such services for the Company; and
         WHEREAS, the Company wishes to induce Consultant to provide these consulting services to the Company,
         NOW, THEREFORE, in consideration of the mutual covenants hereinafter stated, it is agreed as follows:
16. APPOINTMENT
         The Company hereby engages Consultant and Consultant agrees to render various business services to the Company upon the terms and conditions hereinafter set forth.
17. TERMS
         The term of this Agreement began as of the date of this Agreement, and shall terminate on June 30, 2003 unless earlier terminated in accordance with paragraph 7 herein or as extended by the parties from time to time.

18. SERVICES
         During the term of this Agreement, Consultant shall provide advice to, undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, sales matters in connection with the operations of the business of the Company. Consultant agrees to provide on a timely basis the following services, and additional services contemplated thereby:
(a) The implementation of short-range and
                           long-range strategic planning to
                           develop and enhance the Company's
products and services;

  (b) Develop and assist in the implementation of a marketing program to enable the Company to broaden the markets for its services and promote the image of the Company and its products and services;

(c) Advise the Company relative to the
                           recruitment and employment of
                           marketing and sales personnel consistent with the
 growth of operations of
                           the Company;
(d) The identification, evaluation,
                           structuring, negotiating and closing of
                           strategic alliances.
19. DUTIES OF THE COMPANY
         The Company shall provide Consultant, on a regular and timely basis, with all data and information about it, its subsidiaries, its management, its products and services and its operations as shall be reasonably requested by Consultant, and shall advise Consultant of any facts which would affect the accuracy of any data and information previously supplied pursuant to this paragraph. The Company shall promptly supply Consultant with full and complete copies of all brochures or other sales materials relating to its products and services.
20. COMPENSATION AND EXPENSE REIMBURSEMENT
         Concurrently with the execution hereof, the Company shall issue to Consultant 500,000,000 shares of $.001 par value common stock of the Company (the "Shares") which shall be registered with the United States Securities and Exchange Commission and applicable state securities agencies so as to enable the Shares to be freely saleable and tradable in the public securities markets. The Company shall use its best and diligent efforts to maintain all SEC and other registrations so as to enable said Shares to be fully saleable and tradable for a period of five (5) years from the date hereof. Consultant in providing the foregoing services shall be reimbursed for any pre-approved out-of-pocket costs, including, without limitation, travel, lodging, telephone, postage and over night shipping charges.
21. REPRESENTATION AND INDEMNIFICATION
         The Company shall be deemed to have been made a continuing representation of the accuracy of any and all facts, material information and data which it supplies to Consultant and acknowledges its awareness that Consultant will rely on such continuing functions. Consultant in the absence of notice in writing from the Company will rely on the continuing accuracy of material, information and data supplied by the Company. Consultant represents that he has knowledge of and is experienced in providing the aforementioned services.
         The Company agrees to indemnify, hold harmless and defend Consultant from any and all claims or demands of any kind relating to the Company's breach of its agreements hereunder.
22. MISCELLANEOUS
         Termination: This Agreement may be terminated by Consultant upon written notice to the Company for a material breach of this contract which shall be effective five (5) business days from the date of such notice Modification: This Agreement sets forth the entire understanding of the Parties with respect to the subject matter hereof, and may be amended only in a writing signed by both parties.
         Notices: Any notices required or permitted to be given hereunder shall be in writing and shall be mailed or otherwise delivered in person or by facsimile transmission at the address of such Party set forth above or to such other address or facsimile telephone number, as the Party shall have furnished in writing to the other Party. Waiver: Any waiver by either Party of a breach of any provision of this Agreement shall not operate as or be construed to be a waiver of any other breach of that provision or of any breach of any other provision of this Agreement. The failure of a Party to insist upon strict adherence to any term of this Agreement on one or more occasions will not be considered a waiver or deprive the other Party of the right thereafter to insist upon adherence to that term of any other term or this Agreement.
         Severability:     If any provision of this Agreement is invalid,
         illegal, or unenforceable, the
         balance of this Agreement shall remain in effect, and if any provision is inapplicable to any person or circumstance, it shall nevertheless remain applicable to all other persons and circumstances.
         Disagreements: Any dispute or other disagreement arising from or out of this Agreement shall be submitted to arbitration under the rules of the American Arbitration Association and the decision of the arbitrator(s) shall be enforceable in any court having jurisdiction thereof. Arbitration shall occur only in DuPage County, IL. The interpretation and the enforcement of this Agreement shall be governed by Illinois law as applied to residents of the State of Illinois relating to contracts executed in and to be performed solely within the State of Illinois. In the event any dispute is arbitrated, the prevailing Party (as determined by the arbitrator(s)) shall be entitled to recover that Party's reasonable attorney's fees incurred (as determined by the arbitrator(s)). IN WITNESS WHEREOF, this Agreement has been executed by the Parties as of the date first above written.
         COMPANY                                 CONSULTANT
         GATEWAY DISTRIBUTORS, INC.                       PAUL MUNNICH
         By: /s/ Rick Bailey                     By: /s/ Paul Munnich
             ------------------------------          ----------------

Exhibit 10(v)

                              SETTLEMENT AGREEMENT

THIS SETTLEMENT AGREEMENT is entered into by and between Gateway Distributors LTD ("GD") and Matt Swan ("Debtor") effective as of June 7, 2002. FOR GOOD AND VALUABLE CONSIDERATIONS RECEIVED, AND THE MUTUAL PROMISES HEREIN, THE PARTIES AGREE AS FOLLOWS:
1. DISPUTE
It is the position of the Debtor that compensation in the form of shares of GD were due to, as consideration for being engaged to supply services for or on behalf of GD, from January 1997 through May 2000. It is the position of the Company that the shares are settlement of monies owed Debtor for compensation or money owed by the Company and in avoidance of further dispute and litigation and relate back to the services rendered over this period of time.
2. SETTLEMENT
The parties hereby agree that they have settled any and all claims one has against the other, including any affiliates of a party, such as officers, Directors, and shareholders, by the execution and performance of this Agreement. In connection herewith, the parties agree that, on or about this date:
a. GD a total of 320,000,000 shares of common stoc of GD and the parties agree that these shares effectively should have been issued for services provided from 1997 through May 2000 as service was provided.
b. Any and all work product, documents, and materials, data, relating to Debtors work in the possession or control of Debtor or GD shall be retained by GD;
c. Debtor agrees it has no ownership right, title or claim of any nature to GD or to its assets other than as to the shares above.

d.   Debtor will execute any reasonable additional documents as requested by GD.

3. RELEASE
The parties agree to release hereby one another from any and all obligations of one to the other, except to perform this Agreement.
4.  MISCELLANEOUS PROVISIONS
A. Gender. Wherever the context shall require, all words
------
     herein in the masculine gender shall be deemed to
     include the feminine or neuter gender, all singular words shall include the plural, and all plural shall include the singular.
B. Severability. If a court of competent jurisdiction, the
------------
     remainder of this Agreement, and the application of
     such provision in other circumstances hereof deem any provision unenforceable shall not be affected thereby.
C. Further Cooperation. From and after the date of this
-------------------
     Agreement, each of the parties hereto agrees to
     execute whatever additional documentation or instruments as are necessary to carry out the intent and purposes of this Agreement or to comply with any law.
D. Waiver. No waiver of any provision of this Agreement
------
     shall be valid unless in writing and signed by the
     waiving party. The failure of any party at any time to insist upon strict performance of any condition, promise, agreement or understanding set forth herein, shall not be construed as a waiver or relinquishment of any other condition, promise, agreement or understanding set forth herein or of the right to insist upon strict performance of such waived condition, promise, agreement or understanding at any other time.
E. Expenses. Except as otherwise provided herein, each
--------
     party hereto shall bear all expenses incurred by each such party in connection with this Agreement and in the consummation of the transactions contemplated hereby and in preparation thereof.

F. Amendment. This Agreement may only be amended or
---------
     modified at any time, and from time to time, in
     writing, executed by the parties hereto.
G. Notices. Any notice, communication, request, reply or
-------
     advice (hereinafter severally and collectively called
     "Notice") in this Agreement provided or permitted to be given, shall be made or be served by delivering same by overnight mail or by delivering the same by a hand-delivery service, such Notice shall be deemed given when so delivered.
H. Captions. Captions herein are for the convenience of th
--------
     parties and shall not affect the interpretation of
     this Agreement.
I. Counterpart Execution. This Agreement may be executed i
---------------------
     two or more counterparts, each of which shall
     be deemed an original, but all of which together shall constitute one and the same instrument and this Agreement may be executed by fax.
J. Assignment. This Agreement is not assignable without th
----------
     written consent of the parties.
K. Parties in Interest. Provisions of this Agreement shall
-------------------
     be binding upon and inure to the benefit of and be
     enforceable by the parties, their heirs, executors, administrators, other permitted successors and assigns, if any. Nothing contained in this Agreement, whether express or implied, is intended to confer any rights or remedies under or by reason of this Agreement on any persons other than the parties to it and their respective successors and assigns.
L. Entire Agreement. This Agreement constitutes the entire
----------------
     agreement and understanding of the parties on
     the subject matter hereof and supersedes all prior agreements and understandings.
M. Construction. This Agreement shall be governed by the
------------
     laws of Toronto without reference to conflict of
     laws and the venue for any action, claim or dispute in respect of this Agreement shall be such court of competent jurisdiction as is located in Toronto. The parties agree and acknowledge that each has reviewed this Agreement and the normal rule of construction that agreements are to be construed against the drafting party shall not apply in respect of this Agreement given the parties have mutually negotiated and drafted this Agreement.
N. Cooperation. The parties hereto agree to cooperate with
-----------
     one another in respect of this Agreement,
     including reviewing and executing any document necessary for the performance of this Agreement, to comply with law or as reasonably requested by any party hereto, or legal counsel to any party hereto.
O. Independent Legal Counsel. The parties hereto agree tha
-------------------------
         (i) each has retained independent legal
         counsel in connection with the preparation and of this Agreement, (ii) each has been advised of the importance of retaining legal counsel, and
         (iii) by the execution of this Agreement, each party who has not retained independent legal counsel acknowledges having waived such right.
IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.
The "Company"
Gateway Distributors
A Nevada Corporation
By: /s/ Rick Bailey

Name: Rick Bailey
Title: President / CEO

         The "Debtor"
         Matt Swan
         By: /s/ Matt Swan
         Name: Matt Swan
         Title:   Individual

         Exhibit 10(vi)
                                                    CONSULTING AGREEMENT
         THIS AGREEMENT is entered into by and between Gateway Distributors LTD ("GD") and Neptune Communications ("Debtor") effective as of June 8, 2002. This agreement will be for a one year period.
         FOR GOOD AND VALUABLE CONSIDERATIONS RECEIVED, AND THE MUTUAL PROMISES HEREIN, THE PARTIES AGREE AS FOLLOWS:

         1. DISPUTE
         It is agreed that Flo Ternes will agree to continue consulting services via Neptune Communications to assist the Company in their communications development to include but not limited to: Website, acquisitions, manufacturing representation and negotiation of raw material prices.
         2. COMPENSATION
         The parties hereby agree that Neptune will be compensated for these services as follows a. GD a total of 5,300,000,000 shares of restricted common stock of GD.
b. Consultant agrees it has no ownership right,
              title or claim of any nature to GD
              or to its assets other than as to the shares above.
         c. Once acquisitions have been identified additional shares of stock will be issued case by case based on the value of the transition. There will be shares issued at a rate of three times annual gross profit of each transition. There will be no burden on GD if the value of the stock changes after date of issuance.
3. RELEASE
The parties agree to release hereby one another from any and all obligations of one to the other, except to perform this Agreement.
4.  MISCELLANEOUS PROVISIONS
A.       Gender.  Wherever the context shall require, all words herein in the
 masculine gender shall be deemed        -
to include the feminine or neuter gender, all singular words shall include the plural, and all plural shall include the singular.

  B. Severability. If a court of competent jurisdiction, the remainder of this Agreement, and the application of such provision in other circumstances hereof deem any provision unenforceable shall not be affected thereby.

  Further Cooperation. From and after the date of this Agreement, each of the parties hereto agrees to execute whatever additional documentation or instruments as are necessary to carry out the intent and purposes of this Agreement or to comply with any law. D. Waiver. No waiver of any provision of this Agreement shall be valid unless in writing and signed by the waiving party. The failure of any party at any time to insist upon strict performance of any condition, promise, agreement or understanding set forth herein, shall not be construed as a waiver or relinquishment of any other condition, promise, agreement or understanding set forth herein or of the right to insist upon strict performance of such waived condition, promise, agreement or understanding at any other time.


E.       Expenses.  Except as otherwise provided herein, each party hereto shall bear all expenses incurred by
         --------
each such party in connection with this Agreement and in the consummation of the transactions contemplated hereby and in preparation thereof.
F.       Amendment.  This Agreement may only be amended or modified at any time, and from time to time,
         ---------
in writing, executed by the parties hereto.
G.       Notices.  Any notice, communication, request, reply or advice (hereinafter severally and collectively
         -------
called "Notice"  in this Agreement provided or permitted to be given, shall be made or be served by delivering same by overnight mail or by delivering the same by a hand-delivery service, such Notice shall be deemed given when so delivered.
H.       Captions.  Captions herein are for the convenience of the parties and shall not affect the interpretation
         --------
of this Agreement.
I.       Counterpart Execution.  This Agreement may be executed in two or more counterparts, each of which
         ---------------------
shall be deemed an original, but all of which together shall constitute one and the same instrument and this
Agreement may be executed by fax.
J.       Assignment.  This Agreement is not assignable without the written consent of the parties.
         ----------
K.       Parties in Interest.  Provisions of this Agreement shall be binding upon and inure to the benefit of and
         -------------------
be enforceable by the parties, their heirs, executors, administrators, other permitted successors and assigns, if any. Nothing contained in this Agreement, whether express or implied, is intended to confer any rights or remedies under or by reason of this Agreement on any persons other than the parties to it and their respective successors and assigns.
L. Entire Agreement. This Agreement constitutes the entire agreement and understanding of the parties on the subject matter hereof and supersedes all prior agreements and understandings. M. Construction. This Agreement shall be governed by the laws of Toronto without reference to conflict of laws and the venue for any action, claim or dispute in respect of this Agreement shall be such court of competent jurisdiction as is located in Toronto. The parties agree and acknowledge that each has reviewed this Agreement and the normal rule of construction that agreements are to be construed against the drafting party shall not apply in respect of this Agreement given the parties have mutually negotiated and drafted this Agreement.
N.       Cooperation.  The parties hereto agree to cooperate with one another in respect of this Agreement,
         -----------
including reviewing and executing any document necessary for the performance of this Agreement, to comply with law or as reasonably requested by any party hereto, or legal counsel to any party hereto.
O.       Independent Legal Counsel.  The parties hereto agree that (i) each has retained independent legal
         -------------------------
counsel in connection with the preparation and of this Agreement, (ii) each has been advised of the importance of retaining legal counsel, and (iii) by the execution of this Agreement, each party who has not retained independent legal counsel acknowledges having waived such right.
IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.

The "Company"
Gateway Distributors
A Nevada Corporation

By:    /s/ Rick Bailey
     ------------------------------
Name: Rick Bailey
Title: President / CEO


Neptune Communications, Inc.:
 _/s/ Flo Ternes    _______
  ------------------
Name: Flo Ternes
Title:  President

                                 Exhibit 10(vii)
                          Suburban Capital Corporation
                           GATEWAY DISTRIBUTORS, LTD
                                CONVERTIBLE NOTE
                            $40,000.00 June 10, 2002
                             (Principle Sum) (Date)

  FOR VALUE RECEIVED, the undersigned GATEWAY DISTRIBUTORS, LTD a Nevada corporation at 3095 East Patrick Lane, Suite 1, Las Vegas, Nevada 89120 hereby promises to pay to the order of Suburban Capital Corporation, or its lawful assigns (Lender), address of 2121 W. Army Trail Road Suite 105, Addison, Illinois 60101, in lawful money of the United States of America, and in immediately available funds, the principle sum above. The principal hereof and any unpaid accrued interest thereon shall be due and payable on or before June 10, 2003 (unless the payment date is accelerated as provided in Section 4 hereof, extended as provided in Section 2 hereof, or unless this Note is covered as set forth in Section 1 hereof). Payment of all amounts due hereunder shall be made at the address of the Lender provided herein. The Company further promises to pay interest at the rate of 15% percent per annum payable monthly on the outstanding principal balance hereof, such interest to be payable in arrears quarterly before the end of each respective quarter of this note and on the maturity date. Interest shall be payable in cash (or Common Stock (Interest Shares). If interest is payable in Interest Shares the Company shall use the same price per share as set forth herein as to a conversion of principle.

  CONVERSION. The Lender or any subsequent holder or holders (Holder(s) of this Note or the Company is entitled, at its option, at any time and in whole or in part, upon maturity hereof, or sooner by the determination of the Holder any time after an uncured default of this note, to convert the principal amount of this Note into Shares of Common Stock at a price of $.001 per share of debt so converted. The shares of Common Stock released upon conversion of the Note are herein referred to as Conversion Shares. Such conversion shall be effectuated by written notice to the other party. Immediately on the execution of this Note, the Maker shall deliver a total of 200,000,000 restricted shares of Gateway Distributors, LTD common stock in the name of the Lender to be held by the Lender in the case of a conversion of this Note, as to principal and/or interest, provided: such shares shall not be deemed owned by the Lender if and until there is a conversion of this Note: the shares shall not be voted or sold by the Lender unless there is a conversion of this Note, the shares shall not be cancelled or restricted, except for the standard SEC Rule 144 restriction and only to the extent it applies and, notwithstanding anything, this Note is full recourse against the Maker to the extent of any deficiency after the disposition of any shares as determined by the lender. The Company has authorized and has reserved and covenants to continue to reserve, free of preemptive rights and other similar contractual rights of stockholders, a sufficient number of its authorized by unissued shares of Common Stock to satisfy the rights of conversion of this Note.

  EXTENSION OF MATURITY DATE. The maturity date shall be automatically extended at the election of the Holder.

  PREPAYMENT. This Note shall not be prepaid, in whole or in part, without the prior written consent of the Holder.

  DEFAULT. The occurrence of any one of the following events shall constitute an Event of Default: (a) non-payment, when due, of any principal or interest pursuant to this Note; (b) material breach of any representation or warranty in this Note;

  (c) breach of any covenant or undertaking in this Note; A default shall occur in the payment when due (subject to any applicable grace period), whether by acceleration or otherwise, of any indebtedness of the Company or an event of default or similar event shall occur with respect to such indebtedness, if the effect of such default or event (subject to any required notice and any applicable grace period) would be to accelerate the maturity of any such indebtedness or to permit the holder or holders of such indebtedness to cause such indebtedness to become due and payable prior to its express maturity; The commencement by the Company of any voluntary proceeding under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution or liquidation law or statute of any jurisdiction, whether now or hereafter in effect; or the adjudication of the Company as insolvent or bankrupt by a decree of a court of competent jurisdiction; or the petition or application by the Company for, acquiescence in, or consent by the Company to, the appointment of any receiver or trustee for the Company or for all or a substantial part of the property of the Company; or the assignment by the Company for the benefit of creditors; or the written admission of the Company of its inability to pay its debts as they mature; or The commencement against the Company of any proceedings relating to the Company under any bankruptcy, reorganization, arrangement, insolvency, adjustment of debt, receivership, dissolution or liquidation law or statute of any jurisdiction, whether now or hereafter in effect, provided, however, that the commencement of such a proceeding shall not constitute an Event of Default unless the Company consents to the same or admits in writingthe material allegations of same, or said proceeding shall remain undismissed for 20 days; or the issuance of any order, judgment or decree for the appointment of a receiver or trustee for the Company or for all or a substantial part of the property of the Company, which order, judgment or decree remains undismissed for 20 days; or a warrant of attachment, execution, or similar process shall be issued against any substantial part of the property of the Company.

  Upon the occurrence of any Default or Event of Default, the Holder (s) may, by written notice to the Company, declare all or any portion of the unpaid principal amount due to Holder(s), together with all accrued interest thereon, immediately due and payable, in which event it shall immediately be and become due and payable, provided that upon the occurrence of an Event of Default as set forth in paragraph (e) or paragraph (f) hereof, all or any portion of the unpaid principal amount due to Holder(s), together with all accrued interest thereon, shall immediately become due and payable without any such notice but shall be subject to conversion at the determination of the Holder or the Company as set forth above. 5. NOTICES. Notices to be given hereunder shall be in written and shall be deemed to have been sufficiently given if sent by first class or certified mail, overnight courier, delivered personally or sent by facsimile transmission. Notice shall be deemed to have been received on the date and time of personal delivery, delivery by overnight courier, certified mail or facsimile transmission. Notices shall be given to the addressees of the parties herein.

  6. LIMITATION. Notwithstanding any other provision of this Note (including, without limitation, all Exhibits hereto) to the contrary, no individual Holder(s) of this Note or any portion of this Note shall be required to accept (through the issuance to such person of Interest Shares or otherwise), or be permitted to exercise any of the conversion rights to receive securities of the Company, if such action would result in the Holder(s) becoming at any particular time the beneficial owner of an aggregate of more than 9.9% of the then outstanding Common Stock of the Company, as calculated pursuant to Section 13 of the Securities Exchange Act of 1934 (the Exchange Act) and Regulation 13D-G promulgated thereunder. The foregoing shall not prohibit the Holder(s)
 (from receiving any remaining amounts owed under this Note to such Lender or Holder(s) from the Company, or to receive in the aggregate securities exceeding such amount, so long as Holder(s) does not have beneficial ownership of an aggregate of more than 9.9% of the outstanding Common Stock at any given time.

  7. CONSENT TO JURISDICTION AND SERVICE OF PROCESS. The Company consents to the jurisdiction of any court of the State of Illinois and of any federal court located in Illinois. The Company waives personal service of any summons, complaint or toothier process in connection with any such action or proceeding and agrees that service thereof may be made, as the Lender or Holder(s) may elect, by certified mail directed to the Company at the location provided hereof, or, in the alternative, in any other form or manner permitted by law.

  8. GOVERNING LAW. THIS NOTE HAS BEEN ENTERED INTO IN TH ESTATE OF ILLINOIS AND SHAL BE GOVERNED BY AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF ILLINOIS APPLICABLE TO CONTRACTS MADE AND TO BE PERFORMED ENTIRELY THEREIN, WITHOUT GIVING EFFECT TO THE RULES OR PRINCIPLES OF CONFLICTS OF LAW.

  9. ATTORNEYS FEES. In the event the Holder(s) hereof shall refer this Note to an attorney for collection, the Company agrees to pay all the costs and expenses incurred in attempting or effecting collection hereunder or enforcement of the terms of this Note, including reasonable attorney's fees, whether or not suit is instituted.

  10.  CONFORMITY  WITHLAW.  IT is  the  intention  of  the  Company  and of the
 Holder(s) to conform strictly to applicable usury and similar laws. Accordingly, notwithstanding anything to the contrary in Note, it is agreed that the aggregate of all charges which constitute interest under applicable usury and similar laws that are contracted for, chargeable or receivable under or in respect of this Note, shall under no circumstances exceed the maximum amount of interest permitted by such laws, and any excess, whether occasioned by acceleration or maturity of this Note or otherwise, shall be canceled automatically, and if theretofore paid, shall be either refunded to the Company or credited on the principal amount of this Note. IN WITNESS WHEREOF, the Company has signed and sealed this Note as of June 10, 2002.
Gateway Distributors, Ltd:
Rick Bailey_____/s/ Rick Bailey_______________
-----------     ---------------
Rick Bailey / President of Gateway Distributors Ltd
Accepted By:
Frank Custable__/s/Frank Custable
Suburban Capital Corporation
Title: President   Date:  6-10-2002

Exhibit 10(viii)
                            GATEWAY DISTRIBUTORS LTD.
                            SECURED CONVERTIBLE NOTE
                            $25,000.00 June 21, 2002
                             (Principal Sum) (Date)

  FOR VALUE RECEIVED, the undersigned, Gateway Distributors Ltd a Nevada corporation ("Company" or "Maker""), address 3095 East Patrick Lane, Suite 1, Las Vegas, NV 89120 hereby promises to pay to the order of Suburban Capital Corp., or its lawful assigns (Lender), address of 2121 West Army Trail Road, Adison, Illinois, 60101, in lawful money of the United States of America, and in immediately available funds, the principal sum above. The principal hereof and any unpaid accrued interest thereon shall be due and payable on or before June 21, 2002 one year from the date of this Note (unless the payment date is accelerated as provided in Section 4 hereof, extended as provided in Section 2 hereof, or unless this Note is converted as set forth in Section 1 hereof). Payment of all amounts due hereunder shall be made at the address of the Lender provided herein. The Company further promises to pay interest at the rate of 10% percent per annum payable monthly on the outstanding principal balance hereof, such interest to be payable in arrears quarterly before the end of each respective quarter of this Note and on the maturity date. Interest shall be payable in cash (or Common Stock, the "Interest Shares"). If interest is payable in Interest Shares the Company shall use the same price per share as set forth herein as to a conversion of principal.

           1.CONVERSION. The Lender or any subsequent holder or holders (Holder(s)) of this Note or the Company (but only by the Company if the Company is not in default of this Note) is entitled, at its option, at any time and in whole or in part, upon maturity hereof, or sooner by the determination of the Holder any time after default of this Note, to convert the principal amount of this Note into a total of 1,000,000,000 shares of Gateway Distributors Ltd, Common Stock . Such conversion shall be effectuated by written notice to the other party. Immediately on the execution of this Note, the Maker shall deliver a total of 1,000,000,000 shares of Gateway Distributors Ltd, common stock in the name of the Lender to be held by the Lender in the case of a conversion of this Note under this Section or under a default as provided below as to principal and/or interest, provided: such shares shall not be deemed owned by the Lender if and until there is a conversion of this Note; the shares shall not be voted or sold by the Lender unless there is a conversion of this Note, the shares shall not be cancelled or restricted or otherwise effected in any way by action of the Maker directly or indirectly , except for the standard SEC Rule 144 restriction and only to the extent it applies and, notwithstanding anything, this Note is full recourse against the Maker to the extent of any deficiency after the disposition of any shares as determined by the Lender. The Company has authorized and has reserved and covenants to continue to reserve, free of preemptive rights and other similar contractual rights of stockholders, a sufficient number of its authorized but unissued shares of Common Stock to satisfy the rights of conversion of this Note and to issue and deliver such necessary number of shares to the Holder to honor this Note. Further, the Company agrees that in the case of any combination or reverse stock split of the common stock of the Company, the Holder shall be immediately given such additional shares as to maintain the exact number of shares the Holder has prior to the action taken by the Company and: a. the Holder may deem such additional shares to be held for other persons or firm in whole or part under terms reached by the Holder with such other persons or firms, and b. the date of issuance of the additional shares shall relate back to the date of issuance of this Note.

  2. EXTENSION OF MATURITY DATE. The maturity date shall be automatically extended at the election of the holder.

  3. PREPAYMENT. This Note shall not be prepaid, in whole or in part, without the prior written consent of the holder.

  4. DEFAULT. The occurrence of any one of the following events shall constitute an Event of Default: (a) The non-payment, when due, of any principal or interest pursuant to this Note; (b) The material breach of any representation or warranty in this Note; (c) The breach of any covenant or undertaking in this Note; (d) the breach of any provision by the Maker of that certain Loan Agreement by and between the Lender and the Maker dated: June 21, 2002;

(e)A default shall occur in the payment when due (subject to any applicable grace period), whether by acceleration or otherwise, of any indebtedness of the Company or an event of default or similar event shall occur with respect to such indebtedness, if the effect of such default or event (subject to any required notice and any applicable grace period) would be to accelerate the maturity of any such indebtedness or to permit the holder or holders of such indebtedness to cause such indebtedness to become due and payable prior to its express maturity;
(f) The commencement by the Company of any voluntary proceeding under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution, or liquidation law or statute of any jurisdiction, whether now or hereafter in effect; or the adjudication of the Company as insolvent or bankrupt by a decree of a court of competent jurisdiction; or the petition or application by the Company for, acquiescence in, or consent by the Company to, the appointment of any receiver or trustee for the Company or for all or a substantial part of the property of the Company; or the assignment by the Company for the benefit of creditors; or the written admission of the Company of its inability to pay its debts as they mature; or
 (g)The commencement against the Company of any proceeding relating to the Company under any bankruptcy, reorganization, arrangement, insolvency, adjustment of debt, receivership, dissolution or liquidation law or statute of any jurisdiction, whether now or hereafter in effect, provided, however, that the commencement of such a proceeding shall not constitute an Event of Default unless the Company consents to the same or admits in writing the material allegations of same, or said proceeding shall remain undismissed for 20 days; or the issuance of any order, judgment or decree for the appointment of a receiver or trustee for the Company or for all or a substantial part of the property of the Company, which order, judgment or decree remains undismissed for 20 days; or a warrant of attachment, execution, or similar process shall be issued against any substantial part of the property of the Company. Upon the occurrence of any Default or Event of Default, the Holder(s) may determine all or any portion of the unpaid principal amount due to Holder(s), together with all accrued interest thereon, immediately due and payable and shall be subject to conversion at the determination of the Holder as set forth above; provided, however, no such conversion shall release the Maker for any deficiency remaining after a liquidation of the shares by the Holder relative to the amount due the Lender from the Maker 5. NOTICES. Notices to be given hereunder shall be in writing and shall be deemed to have been sufficiently given if sent by first class or certified mail, overnight courier, delivered personally or sent by facsimile transmission. Notice shall be deemed to have been received on the date and time of personal delivery, delivery by overnight courier, certified mail or facsimile transmission. Notices shall be given to the addresses of the parties herein. 6. LIMITATION. Notwithstanding any other provision of this Note (including, without limitation, all Exhibits hereto) to the contrary, no individual Holder(s) of this Note or any portion of this Note shall be required to accept (through the issuance to such person of Interest Shares or otherwise), or be permitted to exercise any of the conversion rights to receive securities of the Company, if such action would result in the Holder(s) becoming at any particular time the beneficial owner of an aggregate of more than 9.9% of the then outstanding Common Stock of the Company, as calculated pursuant to Section 13 of the Securities Exchange Act of 1934 (the Exchange Act) and Regulation 13D-G promulgated thereunder; except, however, in any such case, the Holder has the right to designate, at any time, any other persons or firms to whom the Holder assigned, at any time, any of the shares to receive the shares, or, also, in the case the Holder holds the shares in whole or part in trust for others, the Holder has the right to designate, at any time, any other persons or firms for whom the Holder held the shares, at any time, to receive the shares so that neither the Holder nor such other persons or firm do not individually exceed 9.9%

  7. CONSENT TO JURISDICTION AND SERVICE OF PROCESS. The Company consents to the jurisdiction of any court of the State of Illinois and of any federal court located in Illinois. The Company waives personal service of any summons, complaint or other process in connection with any such action or proceeding and agrees that service thereof may be made, as the Lender or Holder(s) may elect, by certified mail directed to the Company at the location provided hereof, or, in the alternative, in any other form or manner permitted by law. This Note and the rights of the Holder, including as to the shares, may be assigned by the Holder at any time and from time to time without notice. 8. GOVERNING LAW. THIS NOTE HAS BEEN ENTERED INTO IN THE STATE OF ILLINOIS AND SHALL BE GOVERNED BY AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF ILLINOIS APPLICABLE TO CONTRACTS MADE AND TO BE PERFORMED ENTIRELY THEREIN, WITHOUT GIVING EFFECT TO THE RULES OR PRINCIPLES OF CONFLICTS OF LAW. 9. ATTORNEYS FEES. In the event the Holder(s) hereof shall refer this Note to an attorney for collection, the Company agrees to pay all the costs and expenses incurred in attempting or effecting collection hereunder or enforcement of the terms of this Note, including reasonable attorney's fees, whether or not suit is instituted. 10. CONFORMITY WITH LAW. It is the intention of the Company and of the Holder(s) to conform strictly to applicable usury and similar laws. Accordingly, notwithstanding anything to the contrary in this Note, it is agreed that the aggregate of all charges which constitute interest under applicable usury and similar laws that are contracted for, chargeable or receivable under or in respect of this Note, shall under no circumstances exceed the maximum amount of interest permitted by such laws, and any excess, whether occasioned by acceleration or maturity of this Note or otherwise, shall be canceled automatically, and if theretofore paid, shall be either refunded to the Company or credited on the principal amount of this Note. The Company also agrees that in the case of any combination or reverse stock split of the common stock of the Company, Suburban Capital Corporation shall be immediately given such additional shares as to maintain the exact number of shares Suburban Capital Corporation has prior to the action taken by the Company and: a. Suburban Capital Corporation may deem such additional shares to be held for other persons or firm in whole or part under terms reached by Suburban Capital Corporation with such other persons or firms, and b. the date of issuance of the additional shares shall relate back to the date of issuance of the Shares above. IN WITNESS WHEREOF, the Company has signed and sealed this Note as of June 21, 2002.
Gateway Distributors Ltd,
By: ______/s/ Rick Bailey
Rick Bailey / President
Accepted By:__/s/________________
Suburban Capital Corporation

Exhibit 10(ix)
July 22, 2002

Gateway distributors, Inc. ("Company")
3095 E. Patrick Ln.
Suite 1
Las Vegas, NV 89120

Dear Sir or Madam:

By this letter, I am pleased to confirm our agreement concerning a strategic advisory relationship. As a result of our discussions, we are enthusiastic about the prospects for the Company and have a strong interest in contributing to its growth and prosperity as a Consultant.

The purpose of this letter is to outline the terms and conditions of the engagement by the Company of this firm (the "CONSULTANT") as the Company's exclusive strategic advisor for Business Combinations as set forth below.

                        Introduction and Exclusive Nature

CONSULTANT will assist the Company in arranging introductions to strategic partners ("Strategic Partners@) and/or discussions that may facilitate its business as well as supply consulting services to Management from time to time to assist as to Business Combinations discussed herein. CONSULTANT may also pursue other appropriate objectives or prospects deemed necessary to further the interests of the Company, all in the discretion of CONSULTANT.

CONSULTANT is appointed the Company's exclusive advisor for Business Combinations for the term of this Agreement. During the term, Company shall not, directly or indirectly through a subsidiary or otherwise, a. Engage or compensate any person or firm supplying the same or similar services; or b. Consider, execute any agreement relating to, or consummate any Business Combination transactions or opportunities unless presented by the CONSULTANT.

Company acknowledges and agrees that the compensation, prior to the consummation of any Business Combination, to Consultant does not adequately compensate Consultant for Consultant's valuable time and expenditures, and so provisions apply herein to insure that Company will not utilize other consultants to consummate such a transaction, and to otherwise secure the performance of this Agreement by the Company.

                           I - Performance of Services

Strategic Partner Introductions

Under this Agreement, CONSULTANT will use reasonable best efforts throughout the term of this Agreement with the intent, without guarantee, to facilitate a collaborative relationship with a Strategic Partner(s), but none needs to be accepted unless satisfactory to the Company in its discretion. There are a number of contacts, at senior levels, to which CONSULTANT may effect an introduction of Company for the purpose of assisting the Company's pursuits. These introduction services may include, but are not necessarily limited to, the following, as determined and pursued by CONSULTANT to reasonable ability and discretion:

  1. Identify what specific types of companies/entities that best fit the parameters for a Company Strategic Partner(s).

  2.  Schedule  and  conduct  introductory  meetings  with  potential  Strategic
 Partners.

  3. Coordinate the follow-up conversations, meetings and, when instructed by Company, any negotiations that might result from the original introductory meetings.

  4. Advise Company on how best to assist Company in securing a desired prospective new Strategic Partner(s).

5.  Negotiate alliances and/or acquisition

Strategic Consultant Introductions

Under this Agreement, CONSULTANT will use reasonable best efforts throughout the term of this Agreement to facilitate a collaborative relationship with other consultants. There are a number of consultants to whom CONSULTANT may effect an introduction of Company for the purpose of assisting the Company's pursuits.

Direct Consulting

In regard to strategic planning, CONSULTANT will, to the extent of Consultant's abilities:

Review Company's current and proposed structures with regard to budget and business plan objectives, and written materials relating to strategic planning which are supplied to CONSULTANT, and reasonably discuss comments and questions.


                              Additional Consulting

CONSULTANT may also provide the following services to the Company if and as we agree during the term of this Agreement, or other introducing Consultants may supply it:

  a. Assistance and advisement as to your formal Business Plan or amendments within the ability of CONSULTANT.

  b. Introductions to potential strategic partners, business associates and other contacts to assist the Company with the implementation of its business plan.

B.  Identifying candidates for potential mergers and acquisitions.

Consultant or other consultants as determined by Consultant in its discretion herein may supply any and all services of Consultant.

II - Definitions

For purposes of this Agreement, Strategic Partner(s) includes, but is not limited to, any company, person or entity that furthers the Companies objectives, either domestically or internationally by partnering with the Company, licensing or purchasing or marketing of services/products; acting as an agent; or entering into a joint venture agreement or merger, sale, purchase, exchange or acquisition in any manner or similar agreement or transaction ("Business Combination").

III - Compensation/Expense Reimbursement

Company and CONSULTANT agree to the following as the compensation or expense reimbursement for the performance of the services outlined above.

Business Combination Compensation and Expense (Non-accountable) Reimbursement (Check if applicable: X)

As a non-refundable payment for Business Combination introductions and advice, whether or not successful or accepted by the Company, Company shall make available to CONSULTANT a sum of 5,000,000,000 Restricted Shares of Common Stock at this time, to compensate for all fees and expenses of CONSULTANT and firms or persons specifically engaged and contracted to CONSULTANT without the need of CONSULTANT to supply any accounting, and, if checked ____X___, CONSULTANT hereby agrees that no other fees or expenses are due as of this date under this Agreement; provided HOWEVER:

a. The parties acknowledge that such Shares, upon issuance and delivery to CONSULTANT as stated below, shall be deemed available to CONSULTANT as unearned and subject to being earned by CONSULTANT and other consultants engaged or arranged by CONSULTANT, all as determined by CONSULTANT, and not subject to return to the Company notwithstanding any reason whatsoever, the CONSULTANT has full authority to direct where the Shares shall be sent and transferred and the Company shall not interfere in any way whatsoever, that the CONSULTANT hereby directs the Shares be sent to the CONSULTANT at: 3095 East Patrick Lane, Suite 1, Las Vegas, NV 89120.

The parties agree that the value of shares of stock given to CONSULTANT is not equal to any trading price of the common stock of the Company as stated under Exhibit B and that a certain number of the shares may be intended, as determined by the CONSULTANT, for others, who are consultants, or otherwise as to the CONSULTANT, so such shares for others are not owned by the CONSULTANT and will not be deemed by the CONSULTANT as compensation to CONSULTANT.

Expenses (Check if applicable: X)

Any other costs and expenses incurred by CONSULTANT shall be reimbursed, but only on a pre- approved basis in writing, at the sole discretion of Company.

IV - Disclosure; Escrow; and Additional Services

A. In conjunction with CONSULTANT becoming familiar with the Company, Company will make available on a timely basis such information as CONSULTANT may reasonably require regarding Company, its assets, liabilities, earning power, financial condition, historical performance and assumptions used in projecting future results. For example, promptly following the execution of this Agreement, Company will supply CONSULTANT with the items listed under Exhibit A.

V - Indemnification

Company will afford CONSULTANT the opportunity to review any information which Company plans to make to third parties relating to proposed transactions with parties introduced to Company pursuant to this Agreement. Company will also indemnify and hold harmless CONSULTANT, related entity officers, directors, employees, partners, affiliates, advisors or any investment banker, attorney or other agent retained by CONSULTANT against any liability, losses, claims, damages (including the amount of any settlement), or expense (including attorney's fees and costs) resulting from misstatement of a material fact in or omission of a material fact from information furnished by Company.

VI - Termination

This Agreement shall remain effective for a five year period from its date ("Expiration Date"), and thereafter all rights of the parties shall cease except for: the right of CONSULTANT to receive and the obligation of Company to pay (a) any payment of anything due for any reason hereunder and (b) any payment for any reason due after Expiration Date and the following sections shall survive any termination: III (as to accrued compensation, accrued expense reimbursements otherwise due, and fees which become due after termination due to CONSULTANT efforts prior to termination for a Business Combination), V, VI, VII and VIII. This will be a four-year extension of the June 8, 2002 agreement.

VII - Other Conditions

This Agreement contains the entire agreement between Company and CONSULTANT and supersedes all prior agreements as to the subject hereof and can only be amended in writing as mutually agreed to by Company and CONSULTANT. It is expressly understood that each party is an independent contractor with the sole responsibility for its own business. It is further agreed and understood that CONSULTANT is not and shall not represent itself to be an agent of Company for any purpose. Neither party has the right or authority to assume or create an obligation of any kind for or on behalf of the other, or to bind the other in any respect. It is expressly understood that CONSULTANT will not act as a broker or finder, or as an attorney or as an accountant, and that the compensation and expense reimbursement referred to above is in exchange for strategic advisory services, and to reimburse CONSULTANT and is specifically not a brokerage fee, nor a finder's fee, nor a legal fee, nor an accounting fee. Any lawyers or accountant or advisors of CONSULTANT, unless specifically engaged in writing between the Company and such person or firm, is not under contract with the Company and represents CONSULTANT exclusively. All payments to CONSULTANT are non-refundable. Company represents that consummation of any transaction contemplated herein will not conflict with or result in a breach of any of the terms, provisions or conditions of any written agreement to which it is a party. This issuance of stock will include all compensation for acquisitions and void this requirement in the agreement dated June 8, 2002.

VIII- MISCELLANEOUS PROVISIONS

  A. Gender. Wherever the context shall require, all words herein in the masculine gender shall be deemed to include the feminine or neuter gender, all singular words shall include the plural, and all plural shall include the singular.

  B. Severability. If a court of competent jurisdiction, the remainder of this Agreement, and the application of such provision in other circumstances hereof deem any provision unenforceable shall not be affected thereby.

C. Further Cooperation. From and after the date of this Agreement, each of the parties hereto agrees to execute whatever additional documentation or instruments as are necessary to carry out the intent and purposes of this Agreement or to comply with any law.

D. Waiver. No waiver of any provision of this Agreement shall be valid unless in writing and signed by the waiving party. The failure of any party at any time to insist upon strict performance of any condition, promise, agreement or understanding set forth herein, shall not be construed as a waiver or relinquishment of any other condition, promise, agreement or understanding set forth herein or of the right to insist upon strict performance of such waived condition, promise, agreement or understanding at any other time.

  E. Expenses. Except as otherwise provided herein, each party hereto shall bear all expenses incurred by each such party in connection with this Agreement and in the consummation of the transactions contemplated hereby and in preparation thereof.

  F. Amendment. This Agreement may only be amended or modified at any time, and from time to time, in writing, executed by the parties hereto.

G. Notices. Any notice, communication, request, reply or advice (hereinafter severally and collectively called ANotice@) in this Agreement provided or permitted to be given, shall be made or be served by delivering same by overnight mail or by delivering the same by a hand-delivery service, such Notice shall be deemed given when so delivered. For all purposes of Notice, the addresses of the parties herein shall be their addresses unless later advised in writing.

  H. Captions. Captions herein are for the convenience of the parties and shall not affect the interpretation of this Agreement.

I. Counterpart Execution. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument and this Agreement may be executed by fax.

J.  Assignment.  This Agreement is not assignable without the written consent of the parties.
    -
K. Parties in Interest. Provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties, their heirs, executors, administrators, other permitted successors and assigns, if any. Nothing contained in this Agreement, whether express or implied, is intended to confer any rights or remedies under or by reason of this Agreement on any persons other than the parties to it and their respective successors and assigns, nor is anything in this Agreement intended to relieve or discharge the obligation or liability of any third persons to any party to this Agreement, nor shall any provision give any third persons any right of subrogation over, or action against, any party to this Agreement.

  L. Entire Agreement. This Agreement constitutes the entire agreement and understanding of the parties on the subject matter hereof and supersedes all prior agreements and understandings on the subject hereof.

  M. Construction. The parties agree and acknowledge that each has reviewed this Agreement and the normal rule of construction that agreements are to be construed against the drafting party shall not apply in respect of this
 Agreement  given  the  parties  have  mutually   negotiated  and  drafted  this
 Agreement.

  N. Cooperation. The parties hereto agree to cooperate with one another in respect of this Agreement, includingreviewing and executing any document necessary for the performance of this Agreement, to comply with law or as reasonably requested by any party hereto, or legal counsel to any party hereto.

O. Independent Legal Counsel.
CONSULTANT will retain legal counsel and be responsible for handling any legal issues related to the Companies filings, audits, Public Relations, or legal actions by anyone regarding vendor services provided by Consultant for the Company. This will apply to all agreements written in the past by Consultant as well as the future and includes all of the Companies affiliates or subsidiaries.
P. Choice of Law/Venue. The laws of the State of Nevada shall apply to this Agreement without reference to conflict of law principles, and the sole venue for any dispute or suit between the parties shall be a court of competent jurisdiction in the location of the CONSULTANT in Nevada.

Sincerely yours,


Neptune Communications


__/s/ Flo Ternes___
  --------------
Flo Ternes, President



Agreed (Company):

Gateway Distributors, Inc.


By: _/s/ Rick Bailey_____
     ---------------
      Rick Bailey, President

                                    EXHIBIT A

                               DUE DILIGENCE ITEMS

Please obtain as much of the following as available. Exact copies, not originals, are requested. Please return a copy of this marked to show what is attached, and what may not be applicable. Please supply all items to the contact information at the end of this list.

  WARNING: the fact you may supply an item does not mean we represent or promise we will read it in full, understand it or consider it in the context of any project, nor do we undertake to return anything.

  1. Articles of Incorporation- a copy of the filing with the State, including any amendments.

2. Bylaws- includes any amendments.

3. Agreements- a copy of all current, including amendments, agreements, whether in the form of a written Agreement, or by Memorandum, Letter of Intents, Letter Agreements, or otherwise, involving anything and everything relating to the Company, or any affiliated business, including: -License agreements -Merger or acquisition agreements Note: if there are any verbal agreements, please provide a Memorandum explaining it.

4. Business Plan-including any projections-- past or present, latest as available, and any industry information, like articles, research, etc.

5.   An itemization of the capitalization of the Company detailing:

  6. Subsidiary and Other Affiliated Entities-an explanation of any subsidiary or affiliated entity, including names and details.

7. Please supply the current corporate addresses and locations for the Company, including fax numbers and e-mail and Web page addresses. Designate, also, the main one for our records.

-Please supply any other information that is material to the Company; and -Please confirm by e-mail when the above was sent including date and time sent and anticipated delivery, and Federal Express tracking number as applicable.

                                    EXHIBIT B

                                LOCK UP AGREEMENT

THIS AGREEMENT is entered into by and between the Undersigned Company and Neptune Communications as the Shareholder, effective as of the date below.

RECITALS:

WHEREAS;

  1. The Company has or will issue shares of common stock in the Company ("Shares") to the Shareholder, which Shares are restricted;

  2. The Company is a trading company listed on the NASD Bulletin Board or nationally recognized stock exchange or otherwise;

3. The trading of the Company stock is deemed to provide a generally acceptable basis, absent special circumstances as discussed below, of valuation of an ownership interest in the Company, and specifically trading occurs regularly and not by appointment or in any unusual or sporadic method relative to most stocks of the forum or exchange on which trading occurs;

4. The parties wish to acknowledge that the Shares do not have the same value as shares of the trading stock of the Company, given the number of the Shares reduces the marketability of the stock and therefore reduces the value in that the Shares cannot be liquidated immediately at the market price reported on the medium that the common stock of the Company trades on; and

NOW, THEREFORE:

FOR GOOD AND VALUABLE CONSIDERATIONS RECEIVED, AND THE MUTUAL PROMISES HEREIN, THE PARTIES AGREE AS FOLLOWS:

1. The Company and Shareholder agree that the valuation of the Shares cannot be done based only on the trading price of the common stock. The valuation is substantially less than market value. While the sale of one share of stock acquired by a person from the Company may readily be undertaken at the market price as reported by the trading medium, the Shareholder acquiring a larger quantity of stock and attempting to sell on a particular day, may not and probably would not (depending upon the strength of demand for shares of the Company stock, a future unknown variable, commonly referred to as volume indications) be able to dispose of such quantity of the stock at the market price. Further, any attempt to sell all the Shares or a good portion would result in a substantial decline of price resulting from an attempt to sell more shares than the market will bear in a short period of time.

2. Assuming the Shareholder must sell the Shares over time and that the shares are restricted for one year, more risks are then encountered, and these include: the Company must remain publicly reporting and current at the time and trading, and the Shareholder bears the risk of volatility in the trading price.

3. The parties agree that the Shareholder, upon advice of counsel and the accountant for the Shareholder, shall be permitted to set the valuation of the Shares, and notify the Company of same, and the Company agrees to abide by such valuation for all purposes.

5. This Agreement shall be governed exclusively by the laws of the State of Nevada without reference to conflict of law principles, and the exclusive jurisdiction for any claim or dispute hereunder or relating hereto shall be a court of competent jurisdiction in Nevada. This Agreement may be executed in counterparts and by fax.


Company Name: Gateway

By: ____/s/ Rick Bailey____
        ---------------
       Rick Bailey President

Exhibit 10(x)
                              SETTLEMENT AGREEMENT

THIS SETTLEMENT AGREEMENT is entered into by and between Gateway Distributors LTD ("GD") and Donald Gary Hansen a Consultant for GD effective as of July 24, 2002. FOR GOOD AND VALUABLE CONSIDERATIONS RECEIVED, AND THE MUTUAL PROMISES HEREIN, THE PARTIES AGREE AS FOLLOWS:
1. DISPUTE
It is the position of Donald Gary Hansen a Consultant that compensation in the form of shares of GD were due to the Consultant, as consideration for loans and being engaged to supply services for or on behalf of GD, over two years prior to this date. It is the position of the Company that the shares are in complete settlement of any claim of the Consultant for compensation or money owed by the Company and in avoidance of further dispute and litigation and relate back to the services rendered over two years ago.
2. SETTLEMENT
The parties hereby agree that they have settled any and all claims one has against the other, including any affiliates of a party, such as officers, Directors, and shareholders, by the execution and performance of this Agreement. In connection herewith, the parties agree that, on or about this date:
a. GD a total of 1,500,000,000 (2 billion 400
         thousand) shares of common stock of GD and the parties agree that these shares effectively should have been issued prior to July 29, 2000
b. Any and all work product, documents, and materials, data, relating to Consultants work in the possession or control of Consultant or GD shall be retained by GD;

  c. Consultant agrees it has no ownership right, title or claim of any nature to GD or to its assets other than as to the shares above. c. Consultant will execute any reasonable additional documents as requested by GD. d. This agreement will also retire promissory notes 0010 in the amount of $20,000, 0012 in the amount of $50,000, and 0044 in the amount of $25,000.

3. RELEASE
The parties agree to release hereby one another from any and all obligations of one to the other, except to perform this Agreement.

4.  MISCELLANEOUS PROVISIONS
A. Gender. Wherever the context shall require, all words
------
     herein in the masculine gender shall be deemed to
     include the feminine or neuter gender, all singular words shall include the plural, and all plural shall include the singular.
B. Severability. If a court of competent jurisdiction, the
------------
     remainder of this Agreement, and the application of
     such provision in other circumstances hereof deem any provision unenforceable shall not be affected thereby.
C. Further Cooperation. From and after the date of this
-------------------
     Agreement, each of the parties hereto agrees to
     execute whatever additional documentation or instruments as are necessary to carry out the intent and purposes of this Agreement or to comply with any law.
D. Waiver. No waiver of any provision of this Agreement
------
     shall be valid unless in writing and signed by the waiving party. The failure of any party at any time to insist upon strict performance of any condition, promise, agreement or understanding set forth herein, shall not be construed as a waiver or relinquishment of any other condition, promise, agreement or understanding set forth herein or of the right to insist upon strict performance of such waived condition, promise, agreement or understanding at any other time.

E. Expenses. Except as otherwise provided herein, each
--------
party hereto shall bear all expenses incurred by each
     such party in connection with this Agreement and in the consummation of the transactions contemplated hereby and in preparation thereof.
F. Amendment. This Agreement may only be amended or
---------
     modified at any time, and from time to time, in
     writing, executed by the parties hereto.
G. Notices. Any notice, communication, request, reply or
-------
     advice (hereinafter severally and collectively called
     "Notice") in this Agreement provided or permitted to be given, shall be made or be served by delivering same by overnight mail or by delivering the same by a hand-delivery service, such Notice shall be deemed given when so delivered.
H. Captions. Captions herein are for the convenience of th
--------
     parties and shall not affect the interpretation of
     this Agreement.
I. Counterpart Execution. This Agreement may be executed i
---------------------
     two or more counterparts, each of which shall
     be deemed an original, but all of which together shall constitute one and the same instrument and this Agreement may be executed by fax.
J. Assignment. This Agreement is not assignable without th
----------
     written consent of the parties.
K. Parties in Interest. Provisions of this Agreement shall
-------------------
     be binding upon and inure to the benefit of and be
     enforceable by the parties, their heirs, executors, administrators, other permitted successors and assigns, if any. Nothing contained in this Agreement, whether express or implied, is intended to confer any rights or remedies under or by reason of this Agreement on any persons other than the parties to it and their respective successors and assigns.
L. Entire Agreement. This Agreement constitutes the entire
----------------
     agreement and understanding of the parties on
     the subject matter hereof and supersedes all prior agreements and understandings.
M. Construction. This Agreement shall be governed by the
------------
     laws of Nevada without reference to conflict of
     laws and the venue for any action, claim or dispute in respect of this Agreement shall be such court of competent jurisdiction as is located in Nevada. The parties agree and acknowledge that each has reviewed this Agreement and the normal rule of construction that agreements are to be construed against the drafting party shall not apply in respect of this Agreement given the parties have mutually negotiated and drafted this Agreement.
N. Cooperation. The parties hereto agree to cooperate with
-----------
     one another in respect of this Agreement,
     including reviewing and executing any document necessary for the performance of this Agreement, to comply with law or as reasonably requested by any party hereto, or legal counsel to any party hereto.
O. Independent Legal Counsel. The parties hereto agree tha
-------------------------
         (i) each has retained independent legal
         counsel in connection with the preparation and of this Agreement, (ii) each has been advised of the importance of retaining legal counsel, and
         (iii) by the execution of this Agreement, each party who has not retained independent legal counsel acknowledges having waived such right.
IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.
The "Company"
Gateway Distributors
A Nevada Corporation

By: /s/ Rick Bailey

Name: Rick Bailey
Title: President / CEO
         The "Consultant"
         Donald Gary Hansen
         By: /s/ Donald Gary Hansen
         Name: Donald Gary Hansen
         Title:    Consultant