Form 10QSB
period 2002-09-30
GATEWAY DISTRIBUTORS LTD
filed 2002-11-15
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
    incorporation or organization)
---------------------------------------------------------- --------------------





            3095 East Patrick Lane, Suite 1, Las Vegas, Nevada 89120
           ----------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (702) 938-9316
                           --------------------------
                           (Issuer=s telephone number)


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


         The number of outstanding shares of the issuers common stock, $0.001 par value (the only class of voting stock), as of November 8, 2002 was 24,457,312,044.




                                                 TABLE OF CONTENTS

                                                      PART I

ITEM 1.  FINANCIAL STATEMENTS.....................................................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................................................4


                                                      PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................................6

SIGNATURES........................................................................................................7

INDEX TO EXHIBITS.................................................................................................8











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]














                          ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Gateway Distributors, Ltd., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.



















                      [THIS SPACE LEFT BLANK INTENTIONALLY]






























                           GATEWAY DISTRIBUTORS, LTD.


                                  - CONTENTS -









                                                                                               PAGE NUMBER

Financial Statements:

Balance Sheet                                                                                   F-1

    Statement of Operations                                                                     F-3

    Statement of Changes in Stockholders' Equity (Deficit)                                      F-4

    Statement of Cash Flows                                                                     F-5

                        Notes to Financial Statements F-7






                           GATEWAY DISTRIBUTORS, LTD.
             UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEET




                                                  ASSETS

                                                                    SEPTEMBER 30,
                                                                     2002


         CURRENT ASSETS:
            Cash and cash equivalents                                 $      6,753
            Accounts receivable                                                  -
            Inventories                                                    137,077
                                                                     -------------
                                                 Total current assets      143,830
                                                                     -------------


         PROPERTY & EQUIPMENT, at cost -                                  440,963

            Less accumulated depreciation and amortization               (360,993)
                                                                     -------------
                                                                            79,970




                                                                    $      223,800






































         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                     SEPTEMBER 30,
                                                                        2002


CURRENT LIABILITIES:
   Bank Overdraft                                                  $        65,829
   Current maturities of long-term debt                                  2,549,310

   Accounts payable:
      Trade                                                                930,806
      Commissions                                                          714,415
   Accrued expenses:
      Payroll and employee benefits                                         95,111
      Payroll taxes                                                        417,226
      Interest 790,721
      Other                                                                316,709
                                                                   ---------------
           Total current liabilities
                                                                         5,880,127
                                                                   ---------------

LONG-TERM DEBT                                                                 -
                                                           -----------------------

MINORITY INTEREST (Negative Equity)                                      (152,003)
                                                                  ----------------

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock - $.001 par value
      Authorized - 1,000,000 shares
      No shares issued and outstanding
   Common stock, - $.001 par value                                               -
      Authorized - 25,000,000,000 shares at
      Issued and outstanding -
         24,457,312,044
                                                                        24,457,312
   Additional paid-in capital                                                 -
   Accumulated (deficit)                                              (29,961,636)
                                                                     -------------
                                                                       (5,504,324)

                                                                   $       223,800







                                                   GATEWAY DISTRIBUTORS, LTD.
                                       UNAUDITED INTERIM CONDENSED STATEMENT OF OPERATIONS

                                                                 NINE MONTHS ENDED                    THREE MONTHS ENDED
                                                   SEPTEMBER 30,                                      SEPTEMBER 30,

                                                 2002               2001               2002               2001
                                     ------------------ ------------------ ----------------- ------------------


         SALES                               $  839,863    $     1,681,399   $        280,539    $      584,114

         COST OF SALES                          200,196            357,855             83,094           136,351
                                       ----------------  -----------------  ----------------    ---------------

         GROSS PROFIT                           639,667          1,323,544            197,445           447,763

         SELLING, GENERAL AND
            ADMINISTRATIVE EXPENSES           2,778,896          2,254,924          1,271,392           907,497
                                        ---------------  -----------------    ----------------  ---------------

         (LOSS) FROM OPERATIONS              (2,139,229)         (931,380)        (1,073,947)         (459,734)
                                         --------------- ------------------ ----------------- -----------------

         OTHER INCOME (EXPENSE):
            (Loss) on sale of A & A Medical
               Supply Co.                       (43,105)              -                 -                     -
            Gain (Loss) on Disposal of Fixed Assets
            Interest - net                     (169,358)         (190,943)           (49,720)          (59,034)
            Gain on settlement                    -                568,970              -                     -
            Abandonment of leasehold
               improvements                     (26,329)             -                  -                     -
            Impairment of goodwill           (1,203,953)             -                  -                     -
            Miscellaneous income
               (expense)                        (24,622)          (10,617)           (12,637)          (18,203)
                                 ---------------------- ------------------ ------------------ -----------------
         Net Other Income (Expense)          (1,467,367)           367,410           (62,357)          (77,237)
                                   -------------------- ------------------ ----------------- ------------------
                                            (3,606,596)          (563,970)        (1,136,304)         (536,971)
         ADD MINORITY INTEREST (LOSS)
            IN CONSOLIDATED
            SUBSIDIARIES                    (1,503,113 )           80,817             250,894            95,650
                                  ---------------------- ------------------   ------------    -----------------



         NET (LOSS)               $          (2,103,483) $       (483,153)      $    (885,410) $       (441,321
                                            =================  ================  ==============    ============

         BASIC LOSS PER SHARE     $               (0.00) $           (0.04)     $      ( 0.00) $         (0.03)
                                  ===================== ===================  --------------- ======== =========

         WEIGHTED AVERAGE SHARES
            OUTSTANDING (000 Omitted)        11,954,643              13,455       19,017,638            13,455
                                      ================= ===================      ===========  ================






                           GATEWAY DISTRIBUTORS, LTD.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)



                                                  NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                  ------------------------------------


                                                                       ADDITIONAL
                              NUMBER OF                                 PAID-IN               ACCUMULATED              NET
                              SHARES               AMOUNT               CAPITAL                 (DEFICIT)             TOTAL
                           --------------   ------------------      --------------            -------------      ---------

BALANCE - January 1, 2002      13,594,000 $             13,594  $        1,781,880    $      (7,076,162)  $    (5,280,688)

Shares issued for services 11,160,718,044           11,160,718          (1,781,880)          (9,048,494)           330,344

Net (loss)                              -                    -                    -          (1,218,073)       (1,218,073)
                           -------------- --------------------------------------------------------------------------------

BALANCE - June 30, 2002    11,174,312,044  $        11,174,312 $                  -    $    (17,342,729)  $    (6,168,417)

Shares issued for:
       Asset Acquisition        1,000,000                1,000              19,000            -                     20,000
       Debt Elimination     3,625,000,000            3,625,000             (19,000)          (3,222,897)           383,103
       Services             9,657,000,000            9,657,000                    -          (8,510,600)         1,146,400

Net (loss) for 3 months                 -                    -                    -            (885,410)         (885,410)
                           -------------- ----------------------------------------------------------------------  --------
Ended September 30,2002

BALANCE-September 30, 2002 24,457,312,044  $        24,457,312 $                  -    $    (29,961,636)  $    (5,504,324)
                           ==============  =================== ========================================    ===============










                                        GATEWAY DISTRIBUTORS, LTD.
                     UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                  NINE MONTHS ENDED
                                                                          --------------------------------
                                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                         2002                   2001
                                                                  ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                                         $ (2,103,483)        $    (483,153)
   Adjustments to reconcile net (loss)
      to net cash from (to) operating activities:
         Depreciation and amortization                                      28,306                99,963.
         Minority interest                                              (1,180,283)             1,305,590
         Loss on disposal of Fixed Assets                                   -                       7,654
         Impairment of Goodwill                                          1,245,925                      -
         Stock Issued for Assets                                            20,000                      -
         Stock Issued for Debt                                             383,103                      -
         Stock issued for Services                                       1,476,744                      -
   Changes in operating assets and liabilities which increase (decrease) cash flow:
         Accounts Receivable                                               130,921               (72,878)
         Inventory                                                         362,517              (326,001)
         Prepaid Expenses                                                    -                     89,870
         Accounts Payable and Accrued Expenses                            (526,007)               154,783
         Deferred Revenue                                                    -                  (254,771)
                                                               -------------------       ----------------
         Net cash provided (used) from operating activities                (62,257)               513,403
                                                                     --------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital (Outlays)/Disposals                                             106,639              (111,324)
   Cash Paid for Investment in TRSG Corporation                              -                  (400,000)
   Advances (to) from Related Party                                        (69,751)                     -
   Deposit                                                                  54,172
   Other                                                                     -                   (17,858)
                                                             ---------------------   --------------------
         Net cash provided (used) from investing activities                 91,060              (529,182)
                                                                   ---------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank Overdraft                                                           65,229                  -
   Shares re-acquired                                                       -                    (41,500)
   Net proceeds from issuance of stock                                      -                    (41,500)
   Net proceeds from term debt                                              -                     191,761
   Principle payments on debts                                              -                   (111,454)

                     Net cash provided (used) from financing
               activities                                                   65,829                 38,807
                                                                ------------------      -----------------











                                        GATEWAY DISTRIBUTORS, LTD.
                     UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                               - CONTINUED


                                                                                  NINE MONTHS ENDED
                                                                          --------------------------------
                                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                         2002                   2001
                                                                  ----------------       ----------------

NET INCREASE (DECREASE) IN
   CASH EQUIVALENTS                                                        (5,368)                 23,025

CASH AND CASH EQUIVALENTS -
    beginning of period                                                     12,121                  2,625
                                                                 -----------------     ------------------

CASH AND CASH EQUIVALENTS -
    end of period                                                  $         6,753         $       25,653
                                                                   ===============         ==============


                                                                                  NINE MONTHS ENDED
                                                                          --------------------------------
                                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                         2002                   2001
                                                                  ----------------       ----------------
SUPPLEMENTAL DISCLOSURE

CASH PAID FOR:
      Interest                                                     $        23,928         $       57,095
      Taxes                                                        $             -         $            -
                                                             =====================  =====================



NON CASH INVESTING AND FINANCING ACTIVITIES

STOCK ISSUED FOR:
      Services                                                       $   1,476,744         $             -
      Debt Elimination                                                     383,103                       -
      Asset Acquisition                                              $      20,000         $             -
                                                                   ===============  =====================








                                        GATEWAY DISTRIBUTORS, LTD.
                        NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
                                            SEPTEMBER 30, 2002



NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               The consolidated balance sheet as of September 30, 2002 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the nine months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, the information reflects all adjustments that are necessary to a fair presentation of the financial statements. The results of operations for the nine months ended
               September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the whole year.


NOTE 2 -       BUSINESS COMBINATION:

               On January 11, 2001, the Company obtained 13,448,660 shares of
               TRSG Corporation ("TRSG") , a publicly held company, in exchange for substantially all of the assets and operations of the Company. The Company obtained an additional 8,000,000 shares of TRSG Corporation (TRSG) on January 4, 2002, another 10,438 shares, on April 12, 2002 and an additional 45,000,000 shares on August 26, 2002. As of September 30, 2002, this resulted in a 67% ownership in TRSG and consolidation of the entity into the Company's financial statements. All significant intercompany balances and transactions have been eliminated. The transaction was accounted for under the purchase method of accounting, therefore, assets and liabilities were recorded on their fair values at the date of acquisition. Operating results have been included in the Company's statement of operations from the date of acquisition. The Company recorded $350,000 in costs in excess of net assets acquired, which were being amortized over 15 years.
               An impairment loss was recognized at June 30, 2002 for these costs. Refer to Note 4.


NOTE 3 -       SETTLEMENT PAYABLE:

               On December 29, 2000, TRSG obtained a settlement on the judgment against it of $618,970 for $50,000. The obligation was satisfied and resulted in a gain on settlement of $568,970 for the period ended March 31, 2001 and is reflected in the financial statement for the nine months ended September 30, 2002.










                           GATEWAY DISTRIBUTORS, LTD.
            NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 4 -           IMPAIRMENT OF GOODWILL:

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

            Accordingly, a goodwill impairment loss of $1,203,953 wa
               recognized.

               Changes in the carrying amount of goodwill during 2002 are summarized below:

Balance, January 1, 2002                                $1,245,925
                  Amortization expense - goodwill         (41,972)
                  Impairment loss                       (1,203,953)

                      Balance, September 30, 2002       $      -


NOTE 5 -       ASSET ACQUISITION:

               During August 15, 2002, the Company acquired selected assets including the rights to operate the business of Grandma Hammans in Wisconsin. Assets acquired are valued at $60,000 are exchanged for 1,000,000 shares of stock in the Company valued at $20,000 plus the training and expertise of the Company to the prior owners of Grandma Hammans valued at $40,000. The $40,000 in services is yet to be provided and has been classified as part of the accrued expenses - other on the balance sheet as of September
               30,2002.

NOTE 6 -       SUBSEQUENT AND PENDING EVENTS:

               During October 2002, Management approved an agreement consolidating all consulting agreements and promissory notes with Frank Custable, Suburban Capital and any and all of their affiliates and employees both past and present. This new agreement, which replaces all others, may or may not affect future results of operations of the Company.

               On September 29, 2002 the Company Board of Directors approved a
               25,000 for 1 reverse stock split effective November 30, 2002 and pending final approval after notice by Company shareholders.
               Since approval of such action remains pending and the action has not yet occurred, it is not recognized in these financial statements.






ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULT OF OPERATION

General
As used herein the term "Company" refers to Gateway Distributors, Ltd., a Nevada corporation, its subsidiaries and predecessors, unless the context indicates otherwise. The Company was originally incorporated in the State of Nevada on May
26, 1993. On January 11, 2001, the Company obtained 13,448,660 shares of TRSG
Corporation ("TRSG"), a publicly held company, in exchange for many of the assets and operations of the Company. Additional shares totaling 53,010,438 have been issued during 2002 through September 30,2002 to compensate for asset purchase and distributor base the Company turned over to TRSG. As of September
30, 2002, this resulted in majority ownership in TRSG and the consolidation of that entity into the Company's financial statements.

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

Results of Operations
Sales for the quarter ended September 30, 2002, were $280,539 compared to $584,114 for the same period in 2001. The decrease in sales of $303,575 is attributable to the Company's lack of inventory during the fall of 2001 and early 2002 and the resulting loss of customer data base. The lack of inventory was the result of the Company's lack of cash and the aftermath of the tragic incident of September 11, 2001. Costs of sales were $83,094 for the quarter ended on September 30, 2002, compared to $136,351 for the comparable period in 2001. Cost of sales decreased by $53,257, due to a drop in sales.





Selling, general, and administrative expenses were $1,271,392 for the quarter ended on September 30, 2002 and $907,497 for the comparable period in 2001, an increase of $363,895. The primary reason for the increase was a substantial increase in professional services associated with striving to obtain additional equity financing.

Net loss was $885,410 during the quarter ended on September 30, 2002, compared to a net loss of $441,321 for the comparable quarter in 2001 for an increase of $444,089. The Company's operating loss for the quarter September 30, 2002, was the result of a significant drop in sales of the Company's majority owned subsidiary TRSG as well as a significant increase in professional services striving to obtain equity financing.

Liquidity and Capital Resources
The Company had a net working capital deficit of $5,736,000 for the period ended
September 30, 2002, as compared to a $5,749,000 deficit at the end of December
31, 2001. The Company's working capital deficit remained constant.

Cash flow used in operations was $62,000 for the nine months ended September 30, 2002, compared with cash flow provided from operations of $513,000 for the comparable period in 2001. This is a decrease in cash of $575,000 attributable to the losses of the Company.

Cash flows from investing activities for the nine months ended September 30, 2002 were $91,000, compared with cash used in investing activities of $529,000 for the comparable period in 2001, or a $620,000 improvement.

Cash flow generated from financing activities was $65,000 for the quarter ended
September 30, 2002 as compared to $39,000 for the comparable period in 2001.

Due to the Company's cash flow fluctuations, the Company experiences occasional cash flow shortages. To satisfy its cash requirements, including the debt service, the Company must periodically raise funds from external sources. This often involves the Company conducting exempt offerings of its equity securities.



Impact of Tragic September 11th Incident
The aftermath of the September 11, 2001 tragedy negatively impacted the Company as it related to sales, investor opportunities, funding and day to day cash flows.

Impact of Inflation
The Company believes that inflation has had a negligible effect on operations over the past two years. The Company believes that it can offset inflationary increases in the cost of materials and labor through increased sales and improved operating efficiency.

Capital (Outlays) Disposals
The Company sold the assets of A&A Medical and sold certain capital assets when relocating to new facilities in 2002 and acquired A&A Medical in 2001.

Going Concern
The Company's ability to continue as a going concern is an issue raised as a result of an accumulated deficit of $29,951,636 as of September 30, 2002. The
Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management is committed to taking the necessary steps to ensure the Company remains a going concern. The Company has taken action to reduce overhead, which included moving to a new, more cost effective facility.
Management also plans to address the Company's ability to continue as a going concern includes: (1) obtaining additional funding from the sale of the Company's securities; (2) increasing sales; (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.




                      [THIS SPACE LEFT BLANK INTENTIONALLY]






PART II

ITEM 5.  OTHER INFORMATION

The following contracts have been entered into by the Company or related entities:

         Settlement Agreement dated 9/4/2002 between Jack Akers and Gateway
Distributors LTD to settle claims arising from the sale of American Outback in exchange for the issuance of 500,000,000 shares of common stock. Exhibit 10.1.

         Agreement dated October 22, 2002 between Gateway Distributors, LTD and
Suburban Capital Corporation to retain Suburban as an advisor for a term of 12 months and to pay the sum of $1,500,000 in the form of common stock for services provided and to be performed by Suburban. and additionally provide for the settlement of convertible notes in the face amount of $235,000 held by Suburban.
Exhibit 10.2.

         Employment Agreement dated August 15, 2002 with Blaine Wendtland by The
Right Solution, providing for a weekly salary of $700, a 2% sales commission and a non-compete agreement by Mr. Wendtland for one year. Exhibit 10.3

         Consulting Agreement dated August 8, 2002 between Gateway Distributors, LTD and
Gregory Bartko, Esq. of the law office of Gregory Bartko, P.C., providing for a term of 12 months and compensation of 400,000,000 shares of Gateway common stock in exchange for consulting services to be provided over the term of the contract.  Exhibit 10.4

         Consulting Agreement dated August 16, 2002 between Gateway
Distributors, LTD and James R. Wheeler for consulting services to be provided over a 12 month term in exchange for 400,000,000 shares of the common stock of Gateway. Exhibit 10.5

         Consulting Agreement dated August 16, 2002 between Gateway Distributors, LTD. and
Stephen F. Owens for consulting services to be provided over a 12 month term in exchange for
400,000,000 shares of the common stock of Gateway.  Exhibit 10.6

         Consulting Agreement dated July 24, 2002 between Gateway Distributors, LTD and Dr.
G. K. Kumar for consulting services to be provided over a  term ending July 31, 2003 in exchange for 150,000,000 shares of the common stock of Gateway.  Exhibit 10.7

         Agreement dated August 28, 2002 between Gateway Distributors, LTD. and
NDD Group, Terry Barnes, President, for marketing and consulting advice, including website management, for a period of 12 months in exchange for 250,000 shares of the common stock of Gateway and 25% of profits. Exhibit 10.8

         Settlement Agreement dated July 24, 2002 with Donald Gary Hansen by
Gateway Distributors, LTD. to release all claims of Mr. Hansen, a former consultant to Gateway, including three promissory notes held by him, in exchange for the delivery of 1,500,000,000 shares of the common stock of Gateway.Exhibit
10.9

         Settlement Agreement dated July 24, 2002 between Gateway Distributors, LTD. and
William Redmond & Carla Jammal. individuals to reduce the indebtedness of Gateway to
Redmond & Jammal by the amount of $15,000 in exchange for the delivery of 175,000,000 shares of the common stock of Gateway.  Exhibit 10.10
         Settlement Agreement dated June 7, 2002 between Gateway Distributors, LTD. and Matt





Swan for the complete release of claims made for services provided from January
1997 through May 2000 in exchange for the delivery of 320,000,000 shares of the common stock of Gateway.
Exhibit 10.11

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


                                                SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, this 13th day of November 2002.


Gateway Distributors Ltd.


By:  /s/ Richard Bailey
   ---------------------------------------------
        Richard Bailey
Its:   President, Chief Executive Officer and Director



                  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
                                                    TO
                              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard Bailey, certify that:

  1.     I have reviewed this quarterly report on Form 10-QSB of Gateway Distributors Ltd..

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of Gateway Distributors Ltd. as of, and for, the periods presented in this quarterly report.






  4.     Gateway Distributors Ltd.'s other certifying officer and I are responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)
  for Gateway Distributors Ltd. and have:

               (a) designed such internal controls and procedures
                  to ensure that material information
                  relating to Gateway Distributors Ltd., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                   (b) evaluated the effectiveness of Gateway
                  Distributors Ltd.'s internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                   (c) presented in this quarterly report our
                  conclusions about the effectiveness of the
                  internal controls and procedures based on our evaluation as of the Evaluation Date;

5. Gateway Distributors Ltd's other certifying officer and have disclosed, based on our most recent evaluation, to Gateway Distributors Ltd's auditor and the audit committee of Gateway Distributors Ltd's board of directors (or persons performing the equivalent functions):

                (a) all significant deficiencies in the design or
                  operation of internal controls which could adversely affect Gateway Distributors Ltd's ability to record, process, summarize and report financial data and have identified for Gateway Distributors Ltd's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that
                  involves management or other employees
                  who have a significant role in Gateway Distributors Ltd's internal controls; and

   6. Gateway Distributors Ltd's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002
/s/ Richard Bailey
-------------------------------------
Richard Bailey
Gateway Distributors Ltd, Chief Executive Officer






                                            Index to Exhibits
Exhibit                                     Page              Description

3.1                                  *       Amended and Restated Articles of Incorporation
                                             of the Company.
3.2                                  *       Bylaws of the Company, as amended.
4.1                                  *       Specimen Common Stock Certificate
4.2                                  *       Specimen 12% Convertible Note

Material Contracts

10.1                                12       Settlement Agreement dated 9/4/2002 between Jack
                                             Akers and Gateway Distributors LTD to settle claims
                                             arising from the sale of American Outback in exchange for the issuance of 500,000,000 shares of common stock.
10.2                                16      Agreement dated October 22, 2002 between Gateway
                                            Distributors, LTD and Suburban Capital Corporation to
                                            retain Suburban as an advisor for a term of 12 months and
                                            to pay the sum of $1,500,000 in the form of common stock
                                            for services provided and to be performed by Suburban. and additionally provide for the settlement of convertible notes in the face amount of $235,000 held by Suburban.
10.3                                29      Employment Agreement dated August 15, 2002 with Blaine
                                            Wendtland by The Right Solution, providing for a weekly
                                            salary of $700, a 2% sales commission and a non-compete
                                            agreement by Mr. Wendtland for one year.
10.4                                32      Consulting Agreement dated August 8, 2002 between
                                            Gateway Distributors, LTD and  Gregory Bartko, Esq. of
                                            the law office of Gregory Bartko, P.C., providing for a term of 12 months and compensation of 400,000,000 shares of
                                            Gateway common stock in exchange for consulting services
                                            to be provided over the term of the contract.
10.5                                37      Consulting Agreement dated August 16, 2002 between
                                            Gateway Distributors, LTD and James
                                            R. Wheeler for consulting services
                                            to be provided over a 12 month term
                                            in exchange for 400,000,000 shares
                                            of the common stock of Gateway.
10.6                                42      Consulting Agreement dated August 16, 2002 between
                                            Gateway Distributors, LTD. and Stephen F. Owens for
                                            consulting services to be provided over a 12 month term in exchange for 400,000,000 shares of the common stock of
                                            Gateway.
10.7                                47      Consulting Agreement dated July 24, 2002 between
                                            Gateway Distributors, LTD and Dr. G. K. Kumar for
                                            consulting services to be provided over a  term ending July
                                            31, 2003 in exchange for 150,000,000 shares of the
                                            common stock of Gateway.





10.8                                51      Agreement dated August 28, 2002 between Gateway
                                            Distributors, LTD. and NDD Group,  Terry Barnes,
                                            President, for marketing and consulting advice, including
                                            website management, for a period of 12 months in exchange
                                            for 250,000 shares of the common stock of Gateway and
                                            25% of profits.
10.9                                57      Settlement Agreement dated July 24, 2002 with Donald
                                            Gary Hansen by Gateway Distributors, LTD. to release all
                                            claims of Mr. Hansen, a former consultant to Gateway,
                                            including three promissory notes held by him, in exchange
                                            for the delivery of 1,500,000,000 shares of the common
                                            stock of Gateway.
10:10                               62      Settlement Agreement dated July 24, 2002 between
                                            Gateway Distributors, LTD. and William Redmond &
                                            Carla Jammal. individuals to reduce the indebtedness of
                                            Gateway to Redmond & Jammal by the amount of $15,000
                                            in exchange for the delivery of 175,000,000 shares of the
                                            common stock of Gateway.
10.11                               67      Settlement Agreement dated June 7, 2002 between Gateway
                                            Distributors, LTD. and Matt Swan for the complete release
                                            of claims made for services provided from January 1997
                                            through May 2000 in exchange for the delivery of
                                            320,000,000 shares of the common stock of Gateway.

               * Incorporated by reference from Form 10-SB/A filed
                               December 15, 1999.













[GRAPHIC OMITTED]
                                                   THE
                                              RIGHT SOLUTION
                                         "Our name says it all!"

















                                           SETTLEMENT AGREEMENT

THIS SETTLEMENT AGREEMENT is entered into by and between Gateway Distributors
LTD ("GD") and Jack Akers "Debtor") effective as of September 4, 2002. FOR GOOD
AND VALUABLE CONSIDERATIONS RECEIVED, AND THE MUTUAL PROMISES HEREIN, THE
PARTIES AGREE AS FOLLOWS:

1. DISPUTE
It is the position of the Debtor that compensation in the form of shares of GD was due to, as consideration for the sale of American Outback. It is the position of the Company that the shares are settlement of monies owed Debtor for compensation or money owed by the Company and in avoidance of further dispute and litigation and relate back acquisition.
2. SETTLEMENT
The parties hereby agree that they have settled any and all claims one has against the other, including any affiliates of a party, such as officers,
Directors, and shareholders, by the execution and performance of this Agreement.
In connection herewith, the parties agree that, on or about this date:
               a. GD a total of 500,000,000 shares of common stoc
         of GD and the parties agree that these
         shares effectively should have been issued for acquisition in March of 1999. Debtor must recognize a minimum of $75,000.00 dollars from the sale of the stock or additional shares

                                                   13
                                                    13




         will be issued to make up the difference. Good faith effort will be made by the Debtor to sell the stock within a six-month period from date of this agreement.
                   b. Any and all work product, documents, and
         materials, data, relating to Debtors work in the
         possession or control of Debtor or GD shall be retained by GD;
                c. Debtor agrees it has no ownership right, title
         or claim of any nature to GD or to its assets
         other than as to the shares above.
     d.   Debtor will execute any reasonable additional documents as requested by GD.

3. RELEASE
The parties agree to release hereby one another from any and all obligations of one to the other, except to perform this Agreement. This agreement supercedes all previous agreements written and/or verbal.
4.  MISCELLANEOUS PROVISIONS
            A. Gender. Wherever the context shall require, all words
                                     ------
     herein in the masculine gender shall be
     deemed to include the feminine or neuter gender, all singular words shall include the plural, and all plural shall include the singular.
           B. Severability. If a court of competent jurisdiction, the
                                  ------------
     remainder of this Agreement, and the
     application of such provision in other circumstances hereof deem any provision unenforceable shall not be affected thereby.
             C. Further Cooperation. From and after the date of this
                               -------------------
     Agreement, each of the parties hereto agrees
     to execute whatever additional documentation or instruments as are necessary to carry out the intent and purposes of this Agreement or to comply with any law.
             D. Waiver. No waiver of any provision of this Agreement
                                     ------
                   shall be valid unless in writing and signed
     by the waiving party. The failure of any party at any time to insist upon strict performance of any condition, promise, agreement or understanding set forth herein, shall not be construed as a waiver or relinquishment of any other condition, promise, agreement or understanding set forth herein or of the right to insist upon strict performance of such waived condition, promise, agreement or understanding at any other time.
             E. Expenses. Except as otherwise provided herein, each
                                    --------
     party hereto shall bear all expenses incurred
     by each such party in connection with this Agreement and in the consummation of the transactions contemplated hereby and in preparation thereof.





               F. Amendment. This Agreement may only be amended or
                                    ---------
     modified at any time, and from time to
     time, in writing, executed by the parties hereto.
            G. Notices. Any notice, communication, request, reply or
                                     -------
     advice (hereinafter severally and
     collectively called "Notice") in this Agreement provided or permitted to be given, shall be made or be served by delivering same by overnight mail or by delivering the same by a hand-delivery service, such Notice shall be deemed given when so delivered.
           H. Captions. Captions herein are for the convenience of th
                                    --------
     parties and shall not affect the
     interpretation of this Agreement.
           I. Counterpart Execution. This Agreement may be executed i
                              ---------------------
     two or more counterparts, each of
     which shall be deemed an original, but all of which together shall constitute one and the same instrument and this Agreement may be executed by fax.
           J. Assignment. This Agreement is not assignable without th
                                   ----------
     written consent of the parties.
           K. Parties in Interest. Provisions of this Agreement shall
                               -------------------
     be binding upon and inure to the benefit of
     and be enforceable by the parties, their heirs, executors, administrators, other permitted successors and assigns, if any. Nothing contained in this
     Agreement, whether express or implied, is intended to confer any rights or remedies under or by reason of this Agreement on any persons other than the parties to it and their respective successors and assigns.
           L. Entire Agreement. This Agreement constitutes the entire
                                ----------------
     agreement and understanding of the
     parties on the subject matter hereof and supersedes all prior agreements and understandings.
            M. Construction. This Agreement shall be governed by the
                                  ------------
     laws of Nevada without reference to
     conflict of laws and the venue for any action, claim or dispute in respect of this Agreement shall be such court of competent jurisdiction as is located in Nevada. The parties agree and acknowledge that each has reviewed this Agreement and the normal rule of construction that agreements are to be construed against the drafting party shall not apply in respect of this
     Agreement given the parties have mutually negotiated and drafted this
     Agreement.
           N. Cooperation. The parties hereto agree to cooperate with
                                   -----------
     one another in respect of this Agreement,
     including reviewing and executing any document necessary for the performance of this Agreement,

                                                   15
                                                    15




     to comply with law or as reasonably requested by any party hereto, or legal counsel to any party hereto.
               F-215 Independent Legal Counsel. The parties hereto
                    ----------------------------------------
         agree that (i) each has retained independent
         legal counsel in connection with the preparation and of this Agreement,
         (ii) each has been advised of the importance of retaining legal counsel, and (iii) by the execution of this Agreement, each party who has not retained independent legal counsel acknowledges having waived such right.
IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.

                                  The "Company"
                              Gateway Distributors
                              A Nevada Corporation

                                       By:
                ------------------------------------------------
                                Name: Rick Bailey
                             Title: President / CEO



         The "Debtor"
         American Outback
         By: _______________________
         Name: Jack Akers
         Title:   Owner/President






                                                 AGREEMENT

         THIS AGREEMENT (the "Agreement") is made this 22nd day of October 2002, by and between Suburban Capital Corporation, a Delaware corporation ("Advisor") and, Gateway Distributors, Ltd., a Nevada corporation (the "Company"). The term
Advisor shall also include any affiliates or wholly owned companies of Advisor which holds notes from the Company.

         WHEREAS, Advisor and Company have heretofore entered into certain oral and written agreements, notes and contracts; and

         WHEREAS, it is the intent of Advisor and Company (the "Parties") to enter into a new agreement which will supercede and replace any and all existing contracts, notes and agreement, whether written or oral, which have heretofore existed between the parties, their agents and assigns; and

         WHEREAS, it is the intent that this Agreement, and any subsequent amendments or addendums thereto, shall govern all subsequent dealings between the Parties; and

         WHEREAS, Advisor and Advisor's Personnel and sub-contractors (as defined below) have experience in evaluating and effecting mergers and acquisitions, advising corporate management, and in performing general administrative duties for publicly-held companies and development stage investment ventures; and







         WHEREAS, the Company desires to retain Advisor to advise and assist the Company in its development on the terms and conditions set forth below.

         NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, including, but not limited to, the cancellation of all previous contracts, notes and agreements between and among the parties, the receipt and sufficiency of which is hereby acknowledged, the Company and Advisor (the "Parties") agree as follows:

         The Company hereby retains Advisor, effective as of the date hereof
         (the "Effective Date") and continuing until termination, as provided herein, to assist the Company in it's effecting the purchase of businesses and assets relative to its business and growth strategy, acquisition of other operations or businesses, general business and financial issues consulting, the introduction of the Company to other advisors or other third parties that may assist the Company in its plans and future (the "Services"). The Services are to be provided on a "best efforts"
          basis directly and through Advisor's employees or others employed or retained and under the direction of Advisor ("Advisor's Personnel");
         provided, however, that the Services shall expressly exclude all legal advice, accounting services or other services which require licenses or certification which Advisor may not have.

         Advisor shall serve as an advisor to the Company for the purpose of finding and presenting potential business combinations to the Company during the term of this
         Agreement.

Services to be Rendered

         ADVISOR will assist the Company in arranging introductions to strategic partners ("Strategic Partners") and/or discussions that may facilitate its business as well as supply consulting services from time to time to assist as to Business Combinations discussed herein. ADVISOR may also pursue other appropriate objectives or prospects deemed necessary to further the interests of the Company, all in the discretion of ADVISOR.

         Advisor may supply services, without guarantee of outcome, (with the exception of Exhibit A) from time to time during the term of this Agreement, as determined by Advisor, and such other services as detailed below. The Advisor will provide the Company with a written summation of the services provided hereunder on a monthly basis. Said summation shall be submitted to the Company by the 10th of each month during the term of this Agreement for the previous month.

         Under this Agreement, ADVISOR will use reasonable best efforts throughout the term of this Agreement with the intent, without guarantee, to facilitate a collaborative relationship with one or more Strategic Partner(s), but none needs to be accepted unless satisfactory to the Company in its discretion. There are a number of contacts, at senior levels, to whom ADVISOR may effect an introduction of the Company for the purpose of assisting the Company's pursuits. These introduction services may include, but are not necessarily limited to, the following, as determined and pursued by ADVISOR to reasonable ability and discretion:

                       1. Identify what specific types of
              companies/entities that best fit the parameters for a Company Strategic Partner(s).
               2. Schedule and conduct introductory meetings with
              potential Strategic Partners.
               3. Coordinate the follow-up conversations, meeting
              and, when instructed by
              Company, any negotiations that might result from the original introductory meetings.
               4. Advise Company on how best to assist Company in
                         securing a desired prospective
              new Strategic Partner(s).

                       Under this Agreement, ADVISOR will use reasonable best
              efforts throughout the term of this Agreement to facilitate a collaborative relationship with other Advisors. There are a number of Advisors to whom ADVISOR may effect an introduction of Company for the purpose of assisting the Company's pursuits. This applies at Company's discretion.


                       In regard to strategic planning, ADVISOR will, to the
              extent of Advisor's abilities:

                       Review the Company's current and proposed structures with
              regard to budget and business plan objectives, and written materials relating to strategic planning which are supplied to ADVISOR and reasonably discuss comments and questions.

                       ADVISOR may also provide the following services to the
              Company if and as we agree during the term of this Agreement, or same may be supplied by other introducing Advisors:

                 a) Assistance and advisement as to your formal
              Business Plan or amendments within the ability of ADVISOR.
                 b) Introductions to legal counsel, accounting,
              investment banking and other
              professionals to provide services to the Company as needed.
                c) Introductions to potential strategic partners,
              business associates and other
              contacts to assist the Company with the implementation of its business plan.
               d) Identifying candidates for potential mergers an
              acquisitions.
               e) Introductions to technical professionals who ar
              competent in executing the
              business's development needs.






                   Any and all services of Advisor herein may be supplied by
              Advisor or other Advisors as determined by Advisor in its discretion.

                   Advisor also agrees to carry out the obligations set forth in
              Exhibit "A" attached hereto.

                   For purposes of this Agreement, Strategic Partner(s)
              includes, but is not limited to, any company, person or entity that furthers the Company's objectives, either domestically or internationally by partnering with the Company, licensing or purchasing or marketing of services/products; acting as an agent;
              or entering into a joint venture agreement or merger, sale, purchase, exchange or acquisition in any manner or similar agreement or transaction ("Business Combination").

              Compensation and Means of Payment of Compensation

                       The Company agrees to pay Advisor, or at the option of
              Advisor an employee or contractor of Advisor, a fee for the Services which have been and are to be rendered under the terms of this agreement. ("Advisory Fee"), and shall pay the fee by the delivery to Advisor of a number of shares of the Company's common stock, par value $.001 per share, that equals the sum of $1,500,000 based on the lowest bid price of the Company's common stock as quoted on the Electronic Bulletin Board. In regards to the delivery of shares to the Advisor, the parties hereto acknowledge that the Company contemplates effecting a one-for
              25,000 reverse split of its outstanding common stock during the term of this Agreement.

                       The Parties agree that the value of services rendered by
              Advisor to the date of this agreement is $500,000 and that the balance of the $1,500,000 due hereunder in the amount of $1,000,000 shall be paid for services to be rendered during the term of the Agreement.

                       Commencing on the date of this Agreement, the Company
              shall issue and deliver to the Advisor as compensation for services previously rendered, as described above, and, upon demand made by Advisor as set forth below, shares equaling, when added to the shares presently owned by Advisor, no less than 9.99% of the number of shares of outstanding common stock of the Company as of the date of issuance, which shares are to be liquidated and the gross proceeds applied towards the satisfaction of the earned portion of the total Advisory Fee. Thereafter, from time to time during the term of this Agreement, and pursuant to the provisions thereof, the Company shall continue the issuance of shares for services which have actually been rendered by Advisor, as set forth herein, which shares are to be sold by Advisor and the gross proceeds applied toward the earned Advisory Fee until the earlier of (i) the termination date of this Agreement; or (ii) when
              Advisor receives the total $1,500,000 Advisory Fee which has been and is to be earned pursuant to the terms of this agreement.






                       Subject to the restrictions and conditions set forth
              herein, during the term of this Agreement the Advisor shall have the right to make written demand, no more often than once every sixty days, for additional Shares to be issued, as needed, to return the number of shares owned by Advisor to a maximum of 9.99% of the issued and outstanding shares of the Company to facilitate payment to Advisor of compensation for services rendered hereunder. The demanded shares, as needed to provide compensation to Advisor for services rendered, which shares are to be sold to allow Advisor to receive the monies due for services actually rendered by Advisor under the terms of this agreement, shall be delivered to the Advisor upon such demand within five (5) business days following actual receipt of such demand by the Company. Any invoice for services rendered under this Agreement, which is delivered with a demand for additional shares, shall contain a good faith certification from Advisor that services of the value invoiced have in fact been performed by Advisor. Within three (3) business days of delivery to the Company of such a written demand from Advisor for additional Shares, Advisor shall deliver to the Company a written reconciliation showing the total gross amount received by Advisor from all sales of Shares delivered to Advisor under the terms of this Agreement together with a statement showing the total number of Shares received under this Agreement, the number of said Shares which have been sold, and the number of said Shares still owned by advisor. Notwithstanding the five (5) day delivery requirement set forth above, the Company shall have two (2) business days following actual receipt of said reconciliation to deliver the demanded Shares. All Shares delivered to the Advisor under the terms of this agreement shall have been registered pursuant to an effective registration statement filed by the Company with the U.S. Securities and Exchange Commission prior to issuance.

                       Advisor shall be able to make demand for the issuance of
              additional Shares, and the Company shall be obligated under the terms of this agreement to issue to Advisor additional Shares, upon Advisor providing the Company with the notices and information set forth hereinabove, and so long as the total number of shares demanded in the notice, when added to the highest total number of Shares owned by Advisor within the prior sixty (60) day period, does not exceed a number in excess of 9.99 % of the total number of issued and outstanding shares of common stock of the Company.

                 At no time shall the Advisor have the right to receive, or the
               Company be required to deliver shares to Advisor which have not been earned or which would result in the Advisor having, at any time, legal and/or beneficial ownership of the Company's shares equaling in excess of 9.99% of the issued and outstanding shares of the Company. Shares delivered to Advisor upon the submission of any invoice shall be deemed to be fully paid for at the time of submission of the invoice. Advisor shall be required to certify, in any invoice submitted to the Company, that Advisor has in fact performed the services described in the invoice.






                       In the event the shares delivered to and sold by Advisor
              pursuant to the terms of this Agreement fail to gross a total of $1,500,000 or the total amount invoiced to the Company for services actually rendered, whichever is less, the Company, as set forth herein, shall within five (5) business days of notice of this event, and subject to demand under the terms of this agreement, issue a sufficient number of additional registered shares in order to deliver to the Advisor any remaining earned balance of the $1,500,000 or lesser amount actually earned as an Advisory Fee, as set forth herein.

                       Advisor hereby expressly agrees that upon his receipt of
              the $1,500,000 Advisory Fee contemplated by this Agreement, or such lesser amount as may have been billed during the term of this Agreement, Advisor shall immediately return to the Company any shares remaining in Advisor's possession. Advisor shall not knowingly sell Shares in excess of the number needed to allow his gross recovery of monies from the sale of Shares to exceed
              $1,500,000 or such lesser amount as has actually been billed for services rendered pursuant to this Agreement as set forth herein.
              Upon the termination of this Agreement, Advisor shall immediately return to the Company any shares in excess of those necessary to pay to Advisor amounts due under the terms of this Agreement.

                       Upon any issuance of stock pursuant to this Agreement,
              Advisor shall pay the cost of any revised shareholders' lists as may be necessitated or required as a result of said issuance.
              Also, Advisor shall pay all costs related to the preparation and filing of any S-8 Registration Statement necessary to allow shares to be issued under this agreement, together with any transfer agent fees or other fees as may be necessitated by said issuance.
              Advisor shall be responsible for the legal fees of Edward T. Wells related to the Company's reverse split and the drafting and execution of this Agreement. Finally, Advisor shall be responsible for all other fees and costs associated with the above-described reverse split up to but not exceeding $3,000.

                       The Parties recognize that Advisor currently holds
              convertible notes from the Company totaling $235,000 (the
              "Notes"), true and correct copies of which are attached hereto as Exhibit "B". It is the intent of the parties that upon execution of this Agreement, there shall be no further obligations for repayment of said Notes so long as Advisor receives payment in full of the Advisory Fee set forth herein prior to the expiration of the term of this Agreement or any extension thereof.
              Notwithstanding any statement herein to the contrary, the said
              Notes shall remain valid if the amounts due to Advisor under this Agreement are not paid. If the amounts due to Advisor under the terms of this Agreement are not paid as agreed, Advisor shall have the right to liquidate and/or exercise options under the said
              Notes by making a demand for cash payment or the demand for stock issuance, as therein provided. However, Advisor expressly agrees that Advisor shall have no right to proceed to collection under the Notes if: (i) Advisor receives the Advisory Fee set forth herein ($1,500,000 or such lesser amount as is actually billed for services rendered) prior to the expiration of the twelve (12)





              month term, in which case the Notes shall be deemed paid in full;
              or if (ii) Advisor has received at least $1,000,000, or such lesser sum as may have been billed for services actually rendered, under the terms of this Agreement prior to the expiration of the twelve (12) month term; or if (iii) the Company is not in a continuing default under this Agreement; or if (iv) The Company has in fact paid all amounts invoiced to the Company by Advisor under the terms of this Agreement.

                       Notwithstanding any contrary provisions of the Notes,
              Company hereby agrees that a default under this Agreement shall be considered a default under the Notes permitting Advisor to exercise all rights and remedies under said Notes. However, in the event Advisor has received at least $1,000,000 prior to the expiration of the twelve (12) month term as set forth in subsection (ii) above, the parties agree that the terms of payment under this Agreement shall automatically be extended for an additional six (6) month term, and if the total amount to be paid under the terms of this Agreement are received within the period of any such extension, the Notes shall be considered as Paid-in-Full. It is further agreed that in the event the Notes are presented for collection, the total amount to be collected thereunder shall in no event result in Advisor receiving a total amount in excess of $1,500,000, or such lesser amount as is billed by Advisor under this Agreement, from fees collected under this Agreement and amounts collected on the Notes.

                       All invoices and summaries of services actually rendered
              by Advisor, which are certified by Advisor as true and correct, and which accompany any demand for issuance of Shares, shall be accepted as valid when submitted and are not subject to negotiation based upon the uniqueness of the service being provided by Advisor.

                       All shares transferred to Advisor pursuant to the
              provisions of this Agreement are fully earned and non-assessable as of the date of delivery.

              Term

                       This Agreement shall have an initial term of twelve (12)
              months (the "Primary Term"), commencing with the Effective Date.
              The term of this Agreement may be extended beyond the one (1) year term upon the mutual written agreement of the Advisor and the Company or automatically pursuant to the Compensation and Means of Payment of Compensation as set forth hereinabove.

              Time and Effort of Advisor

                       Advisor shall allocate time and Advisors Personnel as it
              deems necessary to provide the Services. The particular amount of time may vary from day to day or week to week. Except as otherwise agreed, Advisor's monthly statement identifying, in general, tasks performed for the Company shall be conclusive evidence that the Services have been performed. In addition, neither Advisor nor Advisor's Personnel shall be liable to the Company or any of its shareholders for any act or omission in the course of or connected with rendering the Services, including but not limited to losses that may be sustained in any corporate act in any subsequent Business Opportunity (as defined herein) undertaken by the Company as a result of advice provided by Advisor or Advisor's Personnel.

              Place of Services

                       The Services provided by Advisor or Advisor's Personnel
              hereunder will be performed at Advisor's offices except as otherwise mutually agreed by Advisor and the Company.

              Indemnification

                       Subject to the provisions herein, the Company and Advisor
              agree to indemnify, defend and hold each other harmless from and against all demands, claims, actions, losses, damages, liabilities, costs and expenses, including without limitation, interest, penalties and attorneys' fees and expenses asserted against or imposed or incurred by either party by reason of or resulting from any action or a breach of any representation, warranty, covenant, condition, or agreement of the other party to this Agreement.

                       Company's extent of indemnification to Advisor shall also
              include, but not be limited to (a) all expenses (including attorney's fees), judgments, fines, and other sums paid and necessarily incurred with respect to any proceeding (civil, criminal, administrative, or investigative) in which Advisor is made a party which may be based upon claims that (i) Advisor publicly disseminated any information about the Company, which information was provided to Advisor by the Company; or (ii) is based upon the dissemination of information by the Company without the approval of Advisor; or (iii) is based upon the failure of the Company to disseminate information; or (iv) results from the failure of the Company, its officers, employees or agents other than advisor misstating a material fact or omitting to state a material fact in information disseminated to the public; and (b) all reasonable costs of settlement in any such proceeding.

                       Advisor's extent of indemnification to Company shall also
              include, but not be limited to (a) all expenses (including attorney's fees), judgments, fines, and other sums paid and necessarily incurred with respect to any proceeding (civil, criminal, administrative, or investigative) in which Company is made a party which may be based upon claims that (i) Company publicly disseminated any information about the Advisor, which information was provided to Company by the Advisor; or (ii) is based upon the dissemination of information by the Advisor without the approval of the Company; or (iii) is based upon the failure of the Advisor to disseminate information; or (iv) results from the failure of the Advisor, its officers, employees or agents other than advisor misstating a material fact or omitting to state a material fact in information disseminated to the public; and (b) all reasonable costs of settlement in any such proceeding.

                       Advisor's and Company's right to indemnification are not
              exclusive of any other rights to which they may be entitled, and all rights to indemnification created by this Agreement or at law shall have mutual application.

                       It is expressly understood that Advisor has no
              responsibility for any statement which may be made or disseminated to any third person or to the public by the Company or any officer, agent, employee, or entity of the Company other than Advisor, unless Advisor has, specifically approved such statement in writing prior to its dissemination.

              Other Conditions

                       It is expressly understood that each party is an
              independent contractor with the sole responsibility for its own business. It is further agreed and understood that ADVISOR is not and shall not represent itself to be an agent of Company for any purpose. Neither party has the right or authority to assume or create an obligation of any kind for or on behalf of the other, or to bind the other in any respect. It is expressly understood that ADVISOR will not act as a broker or finder, or as an attorney or as an accountant, and that the compensation and expense reimbursement referred to above is in exchange for strategic advisory services, and to reimburse ADVISOR and is specifically not a brokerage fee, nor a finder's fee, nor a legal fee, nor an accounting fee. Any lawyers or accountants or advisors of ADVISOR, unless specifically engaged in writing between the Company and such person or firm, are not under contract with the Company and represent ADVISOR exclusively. All payments to ADVISOR are non-refundable. Company represents that consummation of any transaction contemplated herein will not conflict with or result in a breach of any of the terms, provisions or conditions of any written agreement to which it is a party.

              Miscellaneous Provisions

                A. Gender. Wherever the context shall require, al
                                -----------------
              words herein in the masculine
              gender shall be deemed to include the feminine or neuter gender, all singular words shall include the plural, and all plural shall include the singular.
                B. Severability. If any provision hereof is deeme
                             -----------------------
              unenforceable by a court of
              competent jurisdiction, the remainder of this Agreement, and the application of such provision in other circumstances shall not be affected thereby.
                C. Further Cooperation. From and after the date o
                         ------------------------------
              this Agreement, each of the
              parties hereto agrees to execute whatever additional documentation or instruments as are necessary to carry out the intent and purposes of this Agreement or to comply with any law.





                  D. Waiver. No waiver of any provision of this
                                -----------------
              Agreement shall be valid unless in
              writing and signed by the waiving party. The failure of any party at any time to insist upon strict performance of any condition, promise, agreement or understanding set forth herein, shall not be construed as a waiver or relinquishment of any other condition, promise, agreement or understanding set forth herein or of the right to insist upon strict performance of such waived condition, promise, agreement or understanding at any other time.
                E. Expenses. Except as otherwise provided herein,
                               -------------------
              each party hereto shall bear all
              expenses incurred by each such party in connection with this
              Agreement and in the consummation of the transactions contemplated hereby and in preparation thereof.
                F. Amendment. This Agreement may only be amended
                              --------------------
              or modified at any time, and
              from time to time, in writing, executed by the parties hereto.
                 G. Notices. Any notice, communication, request,
                               ------------------
              reply or advice (hereinafter
              severally and collectively called "Notice") in this Agreement provided or permitted to be given, shall be made or be served by delivering same by overnight mail or by delivering the same by a hand-delivery service, such Notice shall be deemed given when so delivered. For all purposes of Notice, the addresses of the parties set out below their signatures herein shall be their addresses unless later advised in writing.
                    H. Captions. Captions herein are for the
                               -------------------
              convenience of the parties and shall not
              affect the interpretation of this Agreement.
                 I. Counterpart Execution. This Agreement may be
                        --------------------------------
              executed in two or more
              counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument and this Agreement may be executed by fax.
                 J. Assignment. This Agreement is not assignable
                              ---------------------
              without the written consent of the
              parties.
                   K. Parties in Interest. Provisions of this
                         ------------------------------
              Agreement shall be binding upon and inure
              to the benefit of and be enforceable by the parties, their heirs, executors, administrators, other permitted successors and assigns, if any. Nothing contained in this Agreement, whether express or implied, is intended to confer any rights or remedies under or by reason of this Agreement on any persons other than the parties to it and their respective successors and assigns, not is anything in this Agreement intended to relieve or discharge the obligation or liability of any third persons to any party to this Agreement, not shall any provision give any third persons any right of
              subrogation over, or action against, any party to this Agreement.
                 L. Entire Agreement. This Agreement constitutes
                           ---------------------------
              the entire agreement and
              understanding of the parties on the subject matter hereof and supercedes all prior agreements and understandings on the subject thereof. All prior agreements, whether written or oral, are merged herein.
                  M. Construction. The parties hereto agree to
                             -----------------------
              cooperate with one another in respect
              of this Agreement, including reviewing and executing any document necessary for the performance of this Agreement, to comply with law or as reasonably requested by any party hereto, or legal counsel to any party hereto.





                   N. Cooperation. The parties hereto agree to
                             ----------------------
              cooperate with one another in respect
              of this Agreement, including reviewing and executing any document necessary for the performance of this Agreement, to comply with law or as reasonably requested by any party hereto, or legal counsel to any party hereto.
                O. Independent Legal Counsel. Advisor will retain
                      ------------------------------------
              legal counsel and be responsible
              for handling any legal issues related to the Company's filings, audits, public relations issues, or legal actions by anyone regarding services or advice given by Advisor to the Company. This provision will apply to all agreements between advisor and the
              Company, past, present or future and applies to all subsidiaries of the Company. The parties hereto agree that (i) each has retained independent legal counsel in connection with the
              preparation of this Agreement, (ii) each has been advised of the importance of retaining legal counsel, and (iii) by the execution of this Agreement, each party who has not retained independent legal counsel acknowledges having waived such right.
                 P. Choice of Law/Venue. The law of the State of
                         ------------------------------
              Illinois shall apply to this
              Agreement without reference to conflict of law principles, and the sole venue for any dispute or suit between the parties shall be a court of competent jurisdiction in the location of the ADVISOR in
              Illinois.

                       IN WITNESS WHEREOF, the parties have executed this
              Agreement on the date above written.

              Gateway Distributors, Ltd., a Nevada Corporation


              By: ______________________________
              President


              Suburban Capital Corporation, a Delaware Corporation


              By: ______________________________
              President





































                                                      EXHIBIT "A"

                      The Advisor will use its best efforts to cause Perrin
              Fordree to release to the possession of the Company all required accounting files and forward any required opinion letters which may be necessary to allow the Company to timely complete its SEC filing requirements, including S-8 filings, to the Company by Oct
              25, 2002. Payment for all prior services rendered by Perrin
              Fordree shall be made to them by Advisor, upon terms subject to the sole discretion of Advisor and which are acceptable to Perrin
              Fordree. This Agreement to retrive files from Perrin Fordree and pay them for past services. The obligations of Advisor and Company under the provisions of the Agreement to which this Exhibit A is an attachment, are expressly subject to and conditioned upon delivery of the files and opinions set forth in this Exhibit "A" within the time period so noted and the payment or satisfaction by Advisor of all amounts owed to Perrin Fordree.



















                              EMPLOYMENT AGREEMENT BETWEEN BLAINE WENDTLAND
                                         AND THE RIGHT SOLUTION.


THIS AGREEMENT WILL BE ENTERED INTO ON THE DATE OF CLOSING OF
THE ASSET PURCHASE AGREEMENT. BLAINE WENDTLAND AND GATEWAY
DISTRIBUTORS, LTD. KNOWN HEREAFTER AS "COMPANY".

NOW, THEREFORE, in consideration of the mutual promises herein contained, the parties hereto agree as follows:


Company wishes to assure itself of the continued service of Blaine Wendtland as an employee. Blaine Wendtland agrees to join the Company employment force in consideration of the mutual covenants contained herein, the PARTIES agreed as follows:

          F-11 Company Terms - Company will pay Blaine Wendtland 2% of sales generates for
     the company by the Telemarking Division to include all sales generated at offices opened and/or operated by Blaine Wendland. Any accounts and/or customers established by these efforts will generate commission as long as it sells products from any of the Gateway products or its subsidiaries.
     This will include internet sales via current websites owned by Blaine
     Wendtland. This commission payment will be made monthly on the 15th of the month for the previous month's sales. The duration of the agreement will be for a one-year term which will be self renewing annually unless either party objects to the extension.
          F-12 Blaine Wendtland will agree to a non-compete clause for one-year period should
     he pursue another opportunity. NDD a LLC Corporation will be an exception to this requirement.

Any public statements made by Blaine Wendtland concerning Company or its affiliates, Officers, directors, or employees must be approved by Company. This
Agreement is confidential and cannot be shared with anyone without the written consent of the company.

Company will give Blaine Wedtland a $700 a week salary for the duration of the agreement.

Stock Options - will be available with a defined program established within 30 days after the closing of the asset purchase of Grandma Hammans Speciality
Foods, Inc.

           F-13 Contract Conditions - This agreement will be in effect upon the completion of
     the sale of Grandma Hammans Speciality Foods, Inc. In the event the sale is not completed this agreement is null and void.
           F-14 Wendtland will be compensated for consulting services provided to establish the







     presence of Grandma Hammans image, products, and vendors in the amount of $100,000 to be paid within 5 business days of signing in stock. In addition, Seller will be paid $.50 cents per unit sold up to $35,000 then which royalties will be ceased. The Company has the right to pay off the remaining balance at any time without penalty.
           F-15 Notices - Written notices required or furnished under this Agreement shall be sent to the following addresses:


TRS:                                Gateway Distributors, Ltd.
                                    3095 East Patrick Lane, Suite 1
                               Las Vegas, NV 89120


Blaine Wendtland:                   Blaine Wendtland

Notices shall be effective on the first business day following receipt thereof.
Notices sent by mail shall be deemed received on the date of delivery shown on the return receipt.

6. Amendments - This Agreement may not be amended or changed, orally or in writing except by the written agreement of the PARTIES.

7.        Governing Law  - This Agreement, and any dispute arising under or relating to any provision of this Agreement shall be governed by and construed in accordance with the laws of Nevada. All disputes will be settled through arbitration, which will final and binding to all parties. An Arbitrator will be selected that both parties agree to. Said arbitration shall be instituted within sixty (60) days of the date that the dispute arises or the dispute will be invalid.

8. Confidentiality - All information provided by either Party to the other hereunder, including the terms and conditions of this Agreement, shall be treated by the Party receiving such information as confidential, and shall not be disclosed by such Party to any party without the prior written consent of the Party from which the information was obtained. This obligation of confidentiality shall survive termination of this Agreement.

9. Severalbility - If any or more of the provisions contained in this Agreement are held to be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby. If either party elects to terminate the agreement according to the terms defined within this agreement it must be done in writing with a 90-day notice. In the event the company terminates the agreements commission earned will continue for a one- year period. Seller has right to inspect accounting records, and correspondence related to commission payments to verify accuracy.

10. Previous Agreements - This Agreement, once executed by the PARTIES, will replace and supersede any and all previous employment agreements, either written or verbal, between the PARTIES.








11. Captions - All Section titles or captions contained in this Agreement are for convenience only and shall not be deemed as part of this Agreement. The
PARTIES hereto have executed this Agreement as of the date of August 15th 2002.
This agreement is in effect immediately after the signing of the asset purchase agreement of Grandma Hamman's Speciality Foods.


Gateway Distributors LTD

By:      _______________________________                      Date     ____________

         Richard A. Bailey
         President / CEO






         Blaine Wendtland

By:      _______________________________                      Date     ____________

         Employee









                                           CONSULTING AGREEMENT

         This Consulting Agreement (the "Agreement") is made and entered into this 8th day of August, 2002, by and between Gateway Distributors, Ltd., a Nevada corporation ("GTWY"), whose principal place of business is 3095 East
Patrick Lane, Suite 1, Las Vegas, Nevada 89120, and Gregory Bartko, Esq., of the
Law Office of Gregory Bartko, P.C. (the "Consultant").

RECITALS

         WHEREAS, Consultant is willing and capable of providing on a "best efforts" basis various mergers and acquisition, feasibility, fairness opinions, legal services and management services for and on behalf of GTWY in connection with GTWY's mergers and acquisition projects, joint ventures, strategic alliances and in connection with GTWY's compliance with state and Federal securities laws and regulations; and

         WHEREAS, GTWY desires to retain the Consultant as an independent
Consultant to provide the above-described consulting services, and the Consultant desires to be retained in that capacity upon the terms and conditions hereinafter set forth.

         NOW THEREFORE, in consideration of the mutual promises and agreements hereinafter set forth, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

          Consulting Services. GTWY hereby retains the Consultant as an independent Consultant to GTWY and the Consultant hereby accepts and agrees to such retention. The
     Consultant shall render to GTWY such services of an advisory or consultative nature in order to assist GTWY in the analysis of proposed divestiture/sales or acquisitions that may benefit GTWY; rendering of legal advice and services in the structuring of divestitures, acquisitions, joint ventures, strategic alliances, and other business related matters; and in order to permit GTWY to comply with all state and Federal securities laws and regulations.

         Time, Place and Manner of Performance. The Consultant shall be available for advice and counsel to the president and chief executive officer of GTWY, Rick
     Bailey, at such reasonable and convenient times and places as may be mutually agreed upon. Except as aforesaid, the time, place and manner of performance of the services hereunder, shall be determined in the sole discretion of the Consultant, however, the Consultant will provide a minimum of 250 hours.

          Term of Agreement. The term of this Agreement shall be for 12 months, commencing
     August 1, 2002 and terminating on July 31, 2003, unless terminated as set forth herein.







          Compensation. In consideration of the services to be provided for GTWY by the
     Consultant, GTWY hereby agrees to the following deliverable schedule for compensation:

                Mergers and Acquisitions Project Consulting. Upon execution of this Consulting
      Agreement and the commencement by the Consultant of services to be rendered pursuant to this Agreement, GTWY agrees to issue and deliver
      400,000,000 shares of common stock as compensation to the Consultant for the services to be rendered to GTWY. At the sole discretion of GTWY's board of directors or by GTWY's president and chief executive officer, GTWY may thereafter provide an additional number of shares of common stock at any time prior to the termination date of this Agreement, based upon progress reports, and/or within thirty (30) days of receipt, acceptance and approval by GTWY of the final deliverables. GTWY agrees, as soon as reasonably practicable, to register the Shares for resale under the Securities Act of 1933, as amended, pursuant to a registration statement filed with the Securities and Exchange Commission on Form S-8 (or, if Form
      S-8 is not then available, such other form of registration statement then available).

          Confidentiality. The Consultant covenants that all informatio concerning GTWY, including proprietary information, which he obtains as a result of the services rendered pursuant to this Agreement shall be kept confidential and shall not be used by the Consultant except for the direct benefit of GTWY, nor shall the confidential information be disclosed by the Consultant to any third party without prior written consent of GTWY, provided, however, that the Consultant shall not be obligated to treat as confidential, or return to GTWY copies of confidential information that (i) was publicly known at the time of disclosure to the Consultant; (ii) becomes publicly known or available thereafter other than by any means in violation of this Agreement or any other duty owed to GTWY by the Consultant, or; (iii) is lawfully disclosed to the Consultant by a third party or is required by any entity or court of competent jurisdiction or lawful request of any regulatory body or agency.

             Independent Contractor. The Consultant and GTWY hereby acknowledge that the
     Consultant is an independent contractor. The Consultant agrees not to hold himself out as, nor shall take any action from which others might reasonably infer that the Consultant is a partner or agent or a joint venturer with GTWY. In addition, the Consultant shall take no action that, to the knowledge of the Consultant binds, or purports to bind, GTWY to any contract or agreement.

           Expenses. Consultant covers typical expenses expected to be incurred by the Consultant.
     For other extraordinary expenses beyond minor daily operating expenses to perform services under this Agreement, GTWY shall reimburse the Consultant on demand, net 30 days, for all expenses and other disbursements, provided these expenses and disbursements shall have GTWY's prior written approval and be verifiable with receipts and documentation as may be required under GAAP for accounting purposes of GTWY. All expense invoices pre-approved and received by GTWY will be addressed on a net 30-day basis.

          Termination. Notwithstanding any provision contained in this Agreement to the contrary, this Agreement may be terminated by GTWY at any time, for any reason, with or without cause, at the sole discretion of GTWY, with 30 days written notice to Consultant. Upon termination of this Agreement prior to the end of its anticipated expiration on July 31, 2003, with or without cause, GTWY has no requirement for payment of compensation or expenses of any kind, explicit or implicit, and GTWY assumes no liabilities either express or implied as a result of any terms of this Agreement. Until receipt of Consultant's deliverables by GTWY and the acceptance by GTWY of the adequacy and completeness of these deliverables in the sole discretion of GTWY, there is no creation of liabilities either express or implied under this Agreement; except that, at the sole discretion of GTWY, it may provide portions of compensation for work product received and accepted, and for project progress, as optional and voluntary interim compensation to Consultant by GTWY, up to the full amount to be paid. GTWY may also, at any time, terminate this Agreement for cause. For purposes of this Agreement the term "cause" means a termination of this Agreement during the term which is a result of (i) the Consultant's felony conviction or plea of "no contest" to a felony; (ii) the Consultant's willful disclosure of material trade secrets or other material confidential information related to Consultant's business; or (iii) the Consultant's willful and continued failure to substantially perform his duties for GTWY after a written demand for substantial performance is delivered by GTWY to the Consultant, which demand specifically identifies the manner in which GTWY believes that the Consultant has not substantially performed his duties, and which performance is not substantially corrected by the Consultant within 10 days of delivery of such demand. For purposes of the previous sentence, no act or failure to act on the Consultant's part shall be deemed "willful" unless done, or omitted to be done, by the Consultant not in good faith and without reasonable belief that the Consultant's action or omission was in the best interest of GTWY. In the accomplishment of the performance of such duties and responsibilities as are assigned to Consultant under the terms of this Agreement, Consultant shall at all times conduct himself in a professional manner and shall conform to those standards of ethical conduct as are generally expected from those performing such services in the business community

           Work Product. It is agreed that the Consultant retains all property rights with respect to the deliverables until payment in full for all work product is received by the Consultant from GTWY and GTWY has given final quality assurance approval to the work product and deliverables.

          Conflict of Interest. The Consultant shall be free to perform services for other persons.
     The Consultant will notify GTWY of his performance of consulting services for any other person, which could conflict with his obligations under this Agreement. Upon receiving such notice, GTWY may terminate this Agreement or may in writing waive the conflict concerns and continue with this Agreement at the sole discretion of GTWY.

           Indemnification for Securities Law Violations. GTWY and the
     Consultant agree to
     mutually indemnify and hold each other and each officer, director and controlling person of GTWY or the Consultant harmless against any losses, claims, damages, liabilities and/or expenses (including any legal or other expenses reasonably incurred in investigating or defending any action or claim in respect thereof) to which the Consultant or GTWY or such officer, director or controlling person may become subject under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, because of inappropriate actions of the Consultant or GTWY or their agent(s). GTWY and the Consultant will comply with all of the applicable laws of the Securities Act of 1933.

          Notices. Any notices required or permitted to be given under this Agreement shall be sufficient if in writing and delivered or sent by registered or certified mail to the principal office of each party.

             Waiver of Breach. Any waiver by GTWY of a breach of any provision of this Agreement by the Consultant shall not operate or be construed as a waiver of any subsequent breach by the Consultant. Any waiver by Consultant of a breach of any provision of this Agreement by GTWY shall not operate or be construed as a waiver of any subsequent breach by GTWY.

          Assignment. This Agreement and the rights and obligations of the parties hereunder shall not be assignable, unless written authorization to assign the Agreement, rights and obligations hereunder is obtained from the other non-assigning
     Party.

         Severability. All agreements and covenants contained herein ar
                                  ------------
     severable, and in the
     event any of them shall be held to be invalid by any competent court, the
     Agreement shall be interpreted as if such invalid agreements or covenants were not contained herein.

          Entire Agreement. This Agreement contains the entire agreemen between the Parties, and may not be waived, amended, modified or supplemented except by agreement in writing signed by the Party against whom enforcement of any waiver, amendment, modification or supplement is sought. Waiver of or failure to exercise any rights provided by this Agreement in any respect shall not be deemed a waiver of any further or future rights.

               Waiver and Modification. Any waiver, alteration or
     modification of any of the
     provisions of this Agreement shall be valid only if made in writing and signed by the parties hereto. Each party hereto, from time to time, may waive any of its rights hereunder without effecting a waiver with respect to any subsequent occurrences or transactions hereof.

          Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original but both of which taken together shall constitute but one and the same document.

          Governing Law; Venue. This Agreement shall be governed by and construed in accordance with the laws of the State of Georgia, and all issues of interpretation arising under this Agreement including, without limitation, issues with respect to capacity of the parties, execution and construction of the Agreement, the manner of performance under the Agreement, the validity of the Agreement and the rights and duties of the parties hereunder shall be decided in accordance with such law. The parties stipulate and agree that any and all legal actions or proceedings, which arise under this Agreement, shall be commenced within the City of Atlanta, in a Georgia court of competent jurisdiction.

           Costs and Fees. In the event that any of the parties hereto institutes any action, suit or proceeding to enforce the provisions of this Agreement, or for breach thereof, or to declare the rights of the parties with respect thereto, the prevailing party shall be entitled to recover, in addition to damages, injunctive or other relief, reasonable costs and expenses including, without limitation, costs and reasonable attorneys' fees incurred in the furtherance of such action, suit or proceeding.

          Negotiated Transaction. The provisions of this Agreement were negotiated by both of the parties hereto, and said Agreement shall be deemed to have been drafted by both parties.

     IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Agreement as of the day and year first above written.

CONSULTANT


----------------------------
Gregory Bartko, Esq.


GATEWAY DISTRIBUTORS, LTD.


----------------------------
Rick Bailey, Chairman/President










                                           CONSULTING AGREEMENT

         This Consulting Agreement (the "Agreement") is made and entered into this 16th day of August, 2002, by and between Gateway Distributors, Ltd., a Nevada corporation ("GTWY"), whose principal place of business is 3095 East
Patrick Lane, Suite 1, Las Vegas, Nevada 89120, and James R. Wheeler (the
"Consultant") at 1995 Quail View Drive, Vista, California 92084.

RECITALS

         WHEREAS, Consultant is willing and capable of providing on a "best efforts" basis various mergers and acquisition, feasibility, fairness opinions, legal services and management services for and on behalf of GTWY in connection with GTWY's mergers and acquisition projects, joint ventures, strategic alliances and in connection with GTWY's compliance with state and Federal securities laws and regulations; and

         WHEREAS, GTWY desires to retain the Consultant as an independent
Consultant to provide the above-described consulting services, and the Consultant desires to be retained in that capacity upon the terms and conditions hereinafter set forth.

         NOW THEREFORE, in consideration of the mutual promises and agreements hereinafter set forth, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

          Consulting Services. GTWY hereby retains the Consultant as an independent Consultant to GTWY and the Consultant hereby accepts and agrees to such retention. The
     Consultant shall render to GTWY such services of an advisory or consultative nature in order to assist GTWY in the analysis of proposed divestiture/sales or acquisitions that may benefit GTWY; rendering of legal advice and services in the structuring of divestitures, acquisitions, joint ventures, strategic alliances, and other business related matters; and in order to permit GTWY to comply with all state and Federal securities laws and regulations.

         Time, Place and Manner of Performance. The Consultant shall be available for advice and counsel to the president and chief executive officer of GTWY, Rick
     Bailey, at such reasonable and convenient times and places as may be mutually agreed upon. Except as aforesaid, the time, place and manner of performance of the services hereunder, shall be determined in the sole discretion of the Consultant, however, the Consultant will provide a minimum of 250 hours.

          Term of Agreement. The term of this Agreement shall be for 12 months; commencing
     August 16, 2002 and terminating on August 16, 2003, unless terminated as set forth herein.







          Compensation. In consideration of the services to be provided for GTWY by the
     Consultant, GTWY hereby agrees to the following deliverable schedule for compensation:

                Mergers and Acquisitions Project Consulting. Upon execution of this Consulting
      Agreement and the commencement by the Consultant of services to be rendered pursuant to this Agreement, GTWY agrees to issue and deliver
      400,000,000 shares of common stock as compensation to the Consultant for the services to be rendered to GTWY. At the sole discretion of GTWY's board of directors or by GTWY's president and chief executive officer, GTWY may thereafter provide an additional number of shares of common stock at any time prior to the termination date of this Agreement, based upon progress reports, and/or within thirty (30) days of receipt, acceptance and approval by GTWY of the final deliverables. GTWY agrees, as soon as reasonably practicable, to register the Shares for resale under the Securities Act of 1933, as amended, pursuant to a registration statement filed with the Securities and Exchange Commission on Form S-8 (or, if Form
      S-8 is not then available, such other form of registration statement then available).

          Confidentiality. The Consultant covenants that all informatio concerning GTWY, including proprietary information, which he obtains as a result of the services rendered pursuant to this Agreement shall be kept confidential and shall not be used by the Consultant except for the direct benefit of GTWY, nor shall the confidential information be disclosed by the Consultant to any third party without prior written consent of GTWY, provided, however, that the Consultant shall not be obligated to treat as confidential, or return to GTWY copies of confidential information that (i) was publicly known at the time of disclosure to the Consultant; (ii) becomes publicly known or available thereafter other than by any means in violation of this Agreement or any other duty owed to GTWY by the Consultant, or; (iii) is lawfully disclosed to the Consultant by a third party or is required by any entity or court of competent jurisdiction or lawful request of any regulatory body or agency.

             Independent Contractor. The Consultant and GTWY hereby acknowledge that the
     Consultant is an independent contractor. The Consultant agrees not to hold himself out as, nor shall take any action from which others might reasonably infer that the Consultant is a partner or agent or a joint venturer with GTWY. In addition, the Consultant shall take no action that, to the knowledge of the Consultant binds, or purports to bind, GTWY to any contract or agreement.

           Expenses. Consultant covers typical expenses expected to be incurred by the Consultant.
     For other extraordinary expenses beyond minor daily operating expenses to perform services under this Agreement, GTWY shall reimburse the Consultant on demand, net 30 days, for all expenses and other disbursements, provided these expenses and disbursements shall have GTWY's prior written approval and be verifiable with receipts and documentation as may be required under GAAP for accounting purposes of GTWY. All expense invoices pre-approved and received by GTWY will be addressed on a net 30-day basis.

          Termination. Notwithstanding any provision contained in this Agreement to the contrary, this Agreement may be terminated by GTWY at any time, for any reason, with or without cause, at the sole discretion of GTWY, with 30 days written notice to Consultant. Upon termination of this Agreement prior to the end of its anticipated expiration on July 31, 2003, with or without cause, GTWY has no requirement for payment of compensation or expenses of any kind, explicit or implicit, and GTWY assumes no liabilities either express or implied as a result of any terms of this Agreement. Until receipt of Consultant's deliverables by GTWY and the acceptance by GTWY of the adequacy and completeness of these deliverables in the sole discretion of GTWY, there is no creation of liabilities either express or implied under this Agreement; except that, at the sole discretion of GTWY, it may provide portions of compensation for work product received and accepted, and for project progress, as optional and voluntary interim compensation to Consultant by GTWY, up to the full amount to be paid. GTWY may also, at any time, terminate this Agreement for cause. For purposes of this Agreement the term "cause" means a termination of this Agreement during the term which is a result of (i) the Consultant's felony conviction or plea of "no contest" to a felony; (ii) the Consultant's willful disclosure of material trade secrets or other material confidential information related to Consultant's business; or (iii) the Consultant's willful and continued failure to substantially perform his duties for GTWY after a written demand for substantial performance is delivered by GTWY to the Consultant, which demand specifically identifies the manner in which GTWY believes that the Consultant has not substantially performed his duties, and which performance is not substantially corrected by the Consultant within 10 days of delivery of such demand. For purposes of the previous sentence, no act or failure to act on the Consultant's part shall be deemed "willful" unless done, or omitted to be done, by the Consultant not in good faith and without reasonable belief that the Consultant's action or omission was in the best interest of GTWY. In the accomplishment of the performance of such duties and responsibilities as are assigned to Consultant under the terms of this Agreement, Consultant shall at all times conduct himself in a professional manner and shall conform to those standards of ethical conduct as are generally expected from those performing such services in the business community

           Work Product. It is agreed that the Consultant retains all property rights with respect to the deliverables until payment in full for all work product is received by the Consultant from GTWY and GTWY has given final quality assurance approval to the work product and deliverables.

          Conflict of Interest. The Consultant shall be free to perform services for other persons.
     The Consultant will notify GTWY of his performance of consulting services for any other person, which could conflict with his obligations under this Agreement. Upon receiving such notice, GTWY may terminate this Agreement or may in writing waive the conflict concerns and continue with this Agreement at the sole discretion of GTWY.

           Indemnification for Securities Law Violations. GTWY and the
     Consultant agree to
     mutually indemnify and hold each other and each officer, director and controlling person of GTWY or the Consultant harmless against any losses, claims, damages, liabilities and/or expenses (including any legal or other expenses reasonably incurred in investigating or defending any action or claim in respect thereof) to which the Consultant or GTWY or such officer, director or controlling person may become subject under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, because of inappropriate actions of the Consultant or GTWY or their agent(s). GTWY and the Consultant will comply with all of the applicable laws of the Securities Act of 1933.

          Notices. Any notices required or permitted to be given under this Agreement shall be sufficient if in writing and delivered or sent by registered or certified mail to the principal office of each party.

             Waiver of Breach. Any waiver by GTWY of a breach of any provision of this Agreement by the Consultant shall not operate or be construed as a waiver of any subsequent breach by the Consultant. Any waiver by Consultant of a breach of any provision of this Agreement by GTWY shall not operate or be construed as a waiver of any subsequent breach by GTWY.

          Assignment. This Agreement and the rights and obligations of the parties hereunder shall not be assignable, unless written authorization to assign the Agreement, rights and obligations hereunder is obtained from the other non-assigning
     Party.

         Severability. All agreements and covenants contained herein ar
                                  ------------
     severable, and in the
     event any of them shall be held to be invalid by any competent court, the
     Agreement shall be interpreted as if such invalid agreements or covenants were not contained herein.

          Entire Agreement. This Agreement contains the entire agreemen between the Parties, and may not be waived, amended, modified or supplemented except by agreement in writing signed by the Party against whom enforcement of any waiver, amendment, modification or supplement is sought. Waiver of or failure to exercise any rights provided by this Agreement in any respect shall not be deemed a waiver of any further or future rights.

               Waiver and Modification. Any waiver, alteration or
     modification of any of the
     provisions of this Agreement shall be valid only if made in writing and signed by the parties hereto. Each party hereto, from time to time, may waive any of its rights hereunder without effecting a waiver with respect to any subsequent occurrences or transactions hereof.

          Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original but both of which taken together shall constitute but one and the same document.

          Governing Law; Venue. This Agreement shall be governed by and construed in accordance with the laws of the State of Georgia, and all issues of interpretation arising under this Agreement including, without limitation, issues with respect to capacity of the parties, execution and construction of the Agreement, the manner of performance under the Agreement, the validity of the Agreement and the rights and duties of the parties hereunder shall be decided in accordance with such law. The parties stipulate and agree that any and all legal actions or proceedings, which arise under this Agreement, shall be commenced within the State of Nevada, in a court of competent jurisdiction.

           Costs and Fees. In the event that any of the parties hereto institutes any action, suit or proceeding to enforce the provisions of this Agreement, or for breach thereof, or to declare the rights of the parties with respect thereto, the prevailing party shall be entitled to recover, in addition to damages, injunctive or other relief, reasonable costs and expenses including, without limitation, costs and reasonable attorneys' fees incurred in the furtherance of such action, suit or proceeding.

          Negotiated Transaction. The provisions of this Agreement were negotiated by both of the parties hereto, and said Agreement shall be deemed to have been drafted by both parties.

     IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Agreement as of the day and year first above written.

CONSULTANT


----------------------------
FBO/ James R. Wheeler

GATEWAY DISTRIBUTORS, LTD.


----------------------------
Rick Bailey, Chairman/President










                                           CONSULTING AGREEMENT

         This Consulting Agreement (the "Agreement") is made and entered into this 16th day of August, 2002, by and between Gateway Distributors, Ltd., a Nevada corporation ("GTWY"), whose principal place of business is 3095 East
Patrick Lane, Suite 1, Las Vegas, Nevada 89120, and Stephen F. Owens (the
"Consultant") at 1995 Quail View Drive, Vista, California 92084.

RECITALS

         WHEREAS, Consultant is willing and capable of providing on a "best efforts" basis various mergers and acquisition, feasibility, fairness opinions, legal services and management services for and on behalf of GTWY in connection with GTWY's mergers and acquisition projects, joint ventures, strategic alliances and in connection with GTWY's compliance with state and Federal securities laws and regulations; and

         WHEREAS, GTWY desires to retain the Consultant as an independent
Consultant to provide the above-described consulting services, and the Consultant desires to be retained in that capacity upon the terms and conditions hereinafter set forth.

         NOW THEREFORE, in consideration of the mutual promises and agreements hereinafter set forth, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

          Consulting Services. GTWY hereby retains the Consultant as an independent Consultant to GTWY and the Consultant hereby accepts and agrees to such retention. The
     Consultant shall render to GTWY such services of an advisory or consultative nature in order to assist GTWY in the analysis of proposed divestiture/sales or acquisitions that may benefit GTWY; rendering of legal advice and services in the structuring of divestitures, acquisitions, joint ventures, strategic alliances, and other business related matters; and in order to permit GTWY to comply with all state and Federal securities laws and regulations.

         Time, Place and Manner of Performance. The Consultant shall be available for advice and counsel to the president and chief executive officer of GTWY, Rick
     Bailey, at such reasonable and convenient times and places as may be mutually agreed upon. Except as aforesaid, the time, place and manner of performance of the services hereunder, shall be determined in the sole discretion of the Consultant, however, the Consultant will provide a minimum of 250 hours.

          Term of Agreement. The term of this Agreement shall be for 12 months; commencing
     August 16, 2002 and terminating on August 16, 2003, unless terminated as set forth herein.







          Compensation. In consideration of the services to be provided for GTWY by the
     Consultant, GTWY hereby agrees to the following deliverable schedule for compensation:

                Mergers and Acquisitions Project Consulting. Upon execution of this Consulting
      Agreement and the commencement by the Consultant of services to be rendered pursuant to this Agreement, GTWY agrees to issue and deliver
      400,000,000 shares of common stock as compensation to the Consultant for the services to be rendered to GTWY. At the sole discretion of GTWY's board of directors or by GTWY's president and chief executive officer, GTWY may thereafter provide an additional number of shares of common stock at any time prior to the termination date of this Agreement, based upon progress reports, and/or within thirty (30) days of receipt, acceptance and approval by GTWY of the final deliverables. GTWY agrees, as soon as reasonably practicable, to register the Shares for resale under the Securities Act of 1933, as amended, pursuant to a registration statement filed with the Securities and Exchange Commission on Form S-8 (or, if Form
      S-8 is not then available, such other form of registration statement then available).

          Confidentiality. The Consultant covenants that all informatio concerning GTWY, including proprietary information, which he obtains as a result of the services rendered pursuant to this Agreement shall be kept confidential and shall not be used by the Consultant except for the direct benefit of GTWY, nor shall the confidential information be disclosed by the Consultant to any third party without prior written consent of GTWY, provided, however, that the Consultant shall not be obligated to treat as confidential, or return to GTWY copies of confidential information that (i) was publicly known at the time of disclosure to the Consultant; (ii) becomes publicly known or available thereafter other than by any means in violation of this Agreement or any other duty owed to GTWY by the Consultant, or; (iii) is lawfully disclosed to the Consultant by a third party or is required by any entity or court of competent jurisdiction or lawful request of any regulatory body or agency.

             Independent Contractor. The Consultant and GTWY hereby acknowledge that the
     Consultant is an independent contractor. The Consultant agrees not to hold himself out as, nor shall take any action from which others might reasonably infer that the Consultant is a partner or agent or a joint venturer with GTWY. In addition, the Consultant shall take no action that, to the knowledge of the Consultant binds, or purports to bind, GTWY to any contract or agreement.

           Expenses. Consultant covers typical expenses expected to be incurred by the Consultant.
     For other extraordinary expenses beyond minor daily operating expenses to perform services under this Agreement, GTWY shall reimburse the Consultant on demand, net 30 days, for all expenses and other disbursements, provided these expenses and disbursements shall have GTWY's prior written approval and be verifiable with receipts and documentation as may be required under GAAP for accounting purposes of GTWY. All expense invoices pre-approved and received by GTWY will be addressed on a net 30-day basis.

          Termination. Notwithstanding any provision contained in this Agreement to the contrary, this Agreement may be terminated by GTWY at any time, for any reason, with or without cause, at the sole discretion of GTWY, with 30 days written notice to Consultant. Upon termination of this Agreement prior to the end of its anticipated expiration on July 31, 2003, with or without cause, GTWY has no requirement for payment of compensation or expenses of any kind, explicit or implicit, and GTWY assumes no liabilities either express or implied as a result of any terms of this Agreement. Until receipt of Consultant's deliverables by GTWY and the acceptance by GTWY of the adequacy and completeness of these deliverables in the sole discretion of GTWY, there is no creation of liabilities either express or implied under this Agreement; except that, at the sole discretion of GTWY, it may provide portions of compensation for work product received and accepted, and for project progress, as optional and voluntary interim compensation to Consultant by GTWY, up to the full amount to be paid. GTWY may also, at any time, terminate this Agreement for cause. For purposes of this Agreement the term "cause" means a termination of this Agreement during the term which is a result of (i) the Consultant's felony conviction or plea of "no contest" to a felony; (ii) the Consultant's willful disclosure of material trade secrets or other material confidential information related to Consultant's business; or (iii) the Consultant's willful and continued failure to substantially perform his duties for GTWY after a written demand for substantial performance is delivered by GTWY to the Consultant, which demand specifically identifies the manner in which GTWY believes that the Consultant has not substantially performed his duties, and which performance is not substantially corrected by the Consultant within 10 days of delivery of such demand. For purposes of the previous sentence, no act or failure to act on the Consultant's part shall be deemed "willful" unless done, or omitted to be done, by the Consultant not in good faith and without reasonable belief that the Consultant's action or omission was in the best interest of GTWY. In the accomplishment of the performance of such duties and responsibilities as are assigned to Consultant under the terms of this Agreement, Consultant shall at all times conduct himself in a professional manner and shall conform to those standards of ethical conduct as are generally expected from those performing such services in the business community

           Work Product. It is agreed that the Consultant retains all property rights with respect to the deliverables until payment in full for all work product is received by the Consultant from GTWY and GTWY has given final quality assurance approval to the work product and deliverables.

          Conflict of Interest. The Consultant shall be free to perform services for other persons.
     The Consultant will notify GTWY of his performance of consulting services for any other person, which could conflict with his obligations under this Agreement. Upon receiving such notice, GTWY may terminate this Agreement or may in writing waive the conflict concerns and continue with this Agreement at the sole discretion of GTWY.

           Indemnification for Securities Law Violations. GTWY and the
     Consultant agree to
     mutually indemnify and hold each other and each officer, director and controlling person of GTWY or the Consultant harmless against any losses, claims, damages, liabilities and/or expenses (including any legal or other expenses reasonably incurred in investigating or defending any action or claim in respect thereof) to which the Consultant or GTWY or such officer, director or controlling person may become subject under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, because of inappropriate actions of the Consultant or GTWY or their agent(s). GTWY and the Consultant will comply with all of the applicable laws of the Securities Act of 1933.

          Notices. Any notices required or permitted to be given under this Agreement shall be sufficient if in writing and delivered or sent by registered or certified mail to the principal office of each party.

             Waiver of Breach. Any waiver by GTWY of a breach of any provision of this Agreement by the Consultant shall not operate or be construed as a waiver of any subsequent breach by the Consultant. Any waiver by Consultant of a breach of any provision of this Agreement by GTWY shall not operate or be construed as a waiver of any subsequent breach by GTWY.

          Assignment. This Agreement and the rights and obligations of the parties hereunder shall not be assignable, unless written authorization to assign the Agreement, rights and obligations hereunder is obtained from the other non-assigning
     Party.

         Severability. All agreements and covenants contained herein ar
                                  ------------
     severable, and in the
     event any of them shall be held to be invalid by any competent court, the
     Agreement shall be interpreted as if such invalid agreements or covenants were not contained herein.

          Entire Agreement. This Agreement contains the entire agreemen between the Parties, and may not be waived, amended, modified or supplemented except by agreement in writing signed by the Party against whom enforcement of any waiver, amendment, modification or supplement is sought. Waiver of or failure to exercise any rights provided by this Agreement in any respect shall not be deemed a waiver of any further or future rights.

               Waiver and Modification. Any waiver, alteration or
     modification of any of the
     provisions of this Agreement shall be valid only if made in writing and signed by the parties hereto. Each party hereto, from time to time, may waive any of its rights hereunder without effecting a waiver with respect to any subsequent occurrences or transactions hereof.

          Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original but both of which taken together shall constitute but one and the same document.

          Governing Law; Venue. This Agreement shall be governed by and construed in accordance with the laws of the State of Georgia, and all issues of interpretation arising under this Agreement including, without limitation, issues with respect to capacity of the parties, execution and construction of the Agreement, the manner of performance under the Agreement, the validity of the Agreement and the rights and duties of the parties hereunder shall be decided in accordance with such law. The parties stipulate and agree that any and all legal actions or proceedings, which arise under this Agreement, shall be commenced within the State of Nevada, in a court of competent jurisdiction.

           Costs and Fees. In the event that any of the parties hereto institutes any action, suit or proceeding to enforce the provisions of this Agreement, or for breach thereof, or to declare the rights of the parties with respect thereto, the prevailing party shall be entitled to recover, in addition to damages, injunctive or other relief, reasonable costs and expenses including, without limitation, costs and reasonable attorneys' fees incurred in the furtherance of such action, suit or proceeding.

          Negotiated Transaction. The provisions of this Agreement were negotiated by both of
         the parties hereto, and said Agreement shall be deemed to have been drafted by both parties.

     IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Agreement as of the day and year first above written.

CONSULTANT


----------------------------
FBO/ James R. Wheeler

GATEWAY DISTRIBUTORS, LTD.


----------------------------
Rick Bailey, Chairman/President









                                           CONSULTING AGREEMENT


         This Consulting Agreement (the "Agreement") made as of July 24, 2002 by and between Dr. G. K. Kumar ("Consultant) and Gateway Distributors, Ltd. ("Company").


                                                WITNESSETH

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

                                 1. APPOINTMENT

         The Company hereby engages Consultant and Consultant agrees to render various business services to the Company upon the terms and conditions hereinafter set forth.

                                    2. TERMS

         The term of this Agreement began as of the date of this Agreement, and shall terminate on July 31, 2003 unless earlier terminated in accordance with paragraph 7 herein or as extended by the parties from time to time.

                                   3. SERVICES

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


                            4. DUTIES OF THE COMPANY

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

                    5. COMPENSATION AND EXPENSE REIMBURSEMENT

         Concurrently with the execution hereof, the Company shall grant and issue to Consultant the option to purchase 150,000,000 shares of $.001 par value common sock of the Company (the "Shares") which shall be registered with the United States Securities and Exchange Commission and applicable state securities agencies so as to enable the Shares to be freely saleable and tradable in the public securities markets. The
         Company shall use its best and diligent efforts to maintain all SEC and other registrations so as to enable said Shares to be fully saleable and tradable for a period of five (5) years from the date hereof. The option shall have an exercise price of $0.0001 per share, and shall expire on July 31, 2006 at 5:00 P.M. C.S.T. Consultant in providing the foregoing services shall be reimbursed for any pre-approved out-of-pocket cost, including, without limitation, travel, lodging, telephone, postage and over night shipping charges.

         The Company also agrees that if the Shares fail to attain a market price of $15,000 for five (5) separate trading days during a period of five (5) years from the date of Consultant's exercise of the option;
         then the Company shall issue a supplemental option to Consultant for additional Shares at the exercise price set forth in the initial option, upon the written demand of Consultant to the Company. If the Company fails to issue the supplemental option within five (5) days from the date of Consultant's written demand notice, then it immediately shall pay to Consultant liquidated damages of $15,000.




                      6. REPRESENTATION AND INDEMNIFICATION

         The Company shall be deemed to have been made a continuing representation the accuracy of any and all facts, material information and data which it supplies to Consultant and acknowledges its awareness that Consultant will rely on such continuing functions. Consultant in the absence of notice in writing from the Company will rely on the continuing accuracy of material, information and data supplied by the Company. Consultant represents that he has knowledge of and is experienced in providing the aforementioned services.

         The Company agrees to indemnify, hold harmless and defend Consultant from any and all claims or demands of any kind to the Company's breach of its agreements hereunder.

                                7. MISCELLANEOUS

         Termination: This Agreement may be terminated by Consultant upon, written notice to the Company for a material breach of this contract which shall be effective five (5) business days from the date of such notice.

         Modification:     This Agreement sets forth the entire understanding of the Parties
         -------------
         with respect to the subject matter hereof, and may be amended only in writing signed by both parties.

         Notices: Any notices required or permitted to be given hereunder shall be in writing and shall be mailed or otherwise delivered in person or by facsimile transmission at the address of such Party set forth above or to such other address or facsimile telephone number, as the Party shall have furnished in writing to the other Party.

         Waiver: Any waiver by either Party of a breach of any provision of this Agreement shall not operate as or be construed to be a waiver of any other breach of that provision or of any breach of any other provision of this Agreement. The failure of a Party to insist upon strict adherence to any term of this Agreement on one or more occasions will not be considered a waiver or deprive the other Party of the right thereafter to insist upon adherence to that term of any other term of this Agreement.







         Assignment:       The Options under this Agreement are assignable at the discretion
         -----------
         of the Consultant.

         Severability: If any provision of this Agreement is invalid, illegal, or unenforceable, the balance of this Agreement shall remain in effect, and if any provision is inapplicable to any person or circumstances, it shall nevertheless remain applicable to all other persons and circumstances.

         Disagreements: Any dispute or other disagreements arising from or out of this Agreement shall be submitted to arbitration under the rules of the American Arbitration Association and the decision of the arbitrator(s) shall be enforceable in any court having jurisdiction thereof. Arbitration shall occur only in Cook County, IL. The interpretation and the enforcement of this Agreement shall be governed by Illinois law as applied to residents of the State of Illinois relating to contracts executed in and to be performed solely within the State of Illinois. In the event any dispute is arbitrated, the prevailing Party (as determined by the arbitrator(s)) shall be entitled to recover that Party's reasonable attorney's fees incurred (as determined by the arbitrator(s)).

         IN WITNESS WHEREOF, this Agreement has been executed by the Parties as of the date first above written.

         COMPANY                                                       CONSULTANT
         GATEWAY DISTRIBUTORS, LT.D                                    DR. G. K. KUMAR


         By: __________________________                                By: ____________________
                  Rick Bailey, President                                                Dr. G. K. Kumar









                                                    *****NDD GROUP *****



                  August 28, 2002

                  Gateway Distributors, Ltd. ("Company")
                  Rick Bailey President / CEO
                  3095 East Patrick Lane, Suite 1
                  Las Vegas, NV 89120


                  Dear Mr. Bailey:

                  By this letter, I am pleased to confirm our agreement concerning a strategic advisory relationship. As a result of our discussions, we are enthusiastic about the prospects for the Company and have a strong interest in contributing to its growth and prosperity as a Consultant.

                  The purpose of this letter is to outline the terms and conditions of the engagement by the Company of NDD (the
                  "CONSULTANT") as one of the Company's strategic advisor for as set forth below.

                  Introduction

                  CONSULTANT will assist the Company in its marketing strategies and assist in building a marketing budget for each of the Company's divisions and / or subsidiaries.

                  Both parties acknowledge and agree that the compensation will be given on a performance basis to include a combination of stock and cash.


                  I - Performance of Services

                  Consultant may supply services, without guarantee of outcome as listed in this agreement.

                  Marketing Efforts

                  Under this Agreement, CONSULTANT will use reasonable best efforts throughout the term of this Agreement with the intent, without guarantee. These introduction services may include, but are not necessarily limited to, the following, as determined and pursued by CONSULTANT to reasonable ability and discretion:

           F-21 Identify what specific types of markets that are most effective for the Company.




                                                    *****NDD GROUP *****



            F-22 Advise Company on how best to utilize its allocated marketing dollars in an attempt to broaden its retail customer and distributor base.


Strategic Consultant Introductions

Under this Agreement, CONSULTANT will use reasonable best efforts throughout the term of this Agreement to facilitate a collaborative relationship with other vendors and companies that may effect for the purpose of attaining the Company's goals and projections.

Direct Consulting

In regard to strategic planning, CONSULTANT will, to the extent of Consultant's abilities:

Review Company's current and proposed structures with regard to the marketing budget and business plan objectives, and reasonably discuss comments and questions.

Additional Consulting

CONSULTANT may also provide the following services to the Company if and as we agree during the term of this Agreement.

F-31 Assistance and advisement as to the best solution for the Company's software program. F-32 Introductions to potential strategic partners, business associates and other contacts to assist the Company with the implementation of its marketing plan. b) Host services for the Company's internet and software programs c) Website development and enhancements d) Sales aides and tools for the Company's distributors


II - Definitions

For purposes of this Agreement, Strategic Partner(s) includes, but is not limited to, any company, person or entity that furthers the Companies objectives. Services provided to increase current sales revenues and distributors.


III - Compensation/Expense Reimbursement

Company and CONSULTANT agree to the following as the compensation or expense reimbursement for the performance of the services outlined above.





                                                    *****NDD GROUP *****



a. On a monthly basis up until this Agreement terminates, Company shall pay
CONSULTANT actual costs incurred. Stock will be issued on a project by project basis related to the revenues generated by the project.

On a monthly basis up until this Agreement terminates, Company shall pay
CONSULTANT an agreed upon monthly marketing budget by project, and the payments will be due prior to the 5th of each month for expenses agreed to by both parties.

b. Any other costs and expenses incurred by CONSULTANT shall be reimbursed, but only on a pre-approved basis in writing, at the sole discretion of Company.
c. Stock options will be available and defined within 30 days of the signing of this agreement.
d. 250,000 shares of stock will be issued to the Consultant for its current investment in the Grandma Hammans website and marketing setup costs. After one year, if shares of stocks are not valued at $17,000, then company agrees to issue more stocks to equal value at face value of stocks to equal the investment cost of sites. These shares will be un-restricted.
e. Website management - Both parties agree that consultant will manage companies sites monthly, which include but not limited too, product updates, designs, programming, and data management for 25% commission of profits. Profits are defined as the difference between retail price and established wholesale price that also includes shipping cost determined by company.


IV - Indemnification

Company will afford CONSULTANT the opportunity to review any information, which Company plans to use in its marketing program.

VI - Termination

This Agreement shall remain effective for 12 months from its date ("Expiration
Date"), and thereafter all rights of the parties shall cease except for: the right of CONSULTANT to receive and the obligation of Company to pay (a) any payment of anything due for any reason hereunder and (b) any payment for any reason due after Expiration Date and the following sections shall survive any termination: III (as to accrued compensation, accrued expense reimbursements otherwise due, and fees which become due after termination due to CONSULTANT efforts prior to termination. A review will be done after 120 days on the Grandma Hammans marketing project to verify continuance and direction.

VII - Other Conditions





                                                    *****NDD GROUP *****



This Agreement contains the entire agreement between Company and CONSULTANT and supersedes all prior agreements as to the subject hereof and can only be amended in writing as mutually agreed to by Company and CONSULTANT. It is expressly understood that each party is an independent contractor with the sole responsibility for its own business. It is further agreed and understood that CONSULTANT is not and shall not represent itself to be an agent of Company for any purpose. Neither party has the right or authority to assume or create an obligation of any kind for or on behalf of the other, or to bind the other in any respect. All payments to CONSULTANT are non-refundable.

VIII- MISCELLANEOUS PROVISIONS

A. Gender.  Wherever the context shall require, all words herein in the masculine gender shall
   ------
be deemed to include the feminine or neuter gender, all singular words shall include the plural, and all plural shall include the singular.

B. Severability.  If a court of competent jurisdiction, the remainder of this Agreement, and
   ------------
the application of such provision in other circumstances hereof deem any provision unenforceable shall not be affected thereby.

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

E. Expenses.  Except as otherwise provided herein, each party hereto shall bear all expenses
   --------
incurred by each such party in connection with this Agreement and in the consummation of the transactions contemplated hereby and in preparation thereof.

F. Amendment.  This Agreement may only be amended or modified at any time, and from
   ---------
time to time, in writing, executed by the parties hereto.

G. Notices. Any notice, communication, request, reply or advice (hereinafter severally and collectively called "Notice") in this Agreement provided or permitted to be given, shall be made or be served by delivering same by overnight mail or by delivering the same by a hand- delivery service, such Notice shall be deemed given when so delivered. For all purposes of Notice, the addresses of the parties herein shall be their addresses unless later advised in writing.




                                                    *****NDD GROUP *****



H. Captions.  Captions herein are for the convenience of the parties and shall not affect the
   --------
interpretation of this Agreement.

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


L. Entire Agreement.  This Agreement constitutes the entire agreement and understanding of
   ----------------
the parties on the subject matter hereof and supersedes all prior agreements and understandings on the subject hereof.

M. Construction.  The parties agree and acknowledge that each has reviewed this Agreement
   ------------
and the normal rule of construction that agreements are to be construed against the drafting party shall not apply in respect of this Agreement given the parties have mutually negotiated and drafted this Agreement.

N. Cooperation.  The parties hereto agree to cooperate with one another in respect of this
   -----------
Agreement, including reviewing and executing any document necessary for the performance of this Agreement, to comply with law or as reasonably requested by any party hereto, or legal counsel to any party hereto.

O. Independent Legal Counsel. The parties hereto agree that (i) each has retained independent legal counsel in connection with the preparation and of this Agreement, (ii) each has been advised of the importance of retaining legal counsel, and (iii) by the execution of this Agreement, each party who has not retained independent legal counsel acknowledges having waived such right. Both parties acknowledge and waive any conflict of interest claim as to the representation of the above referenced law firm of both parties from time to time.

P. Choice of Law/Venue. The laws of the State of Nevada shall apply to this Agreement without reference to conflict of law principles, and the sole venue for any dispute or suit between the parties shall be a court of competent jurisdiction in the location of the CONSULTANT in Illinois.




                                                    *****NDD GROUP *****




If you agree to the foregoing, please sign and return a copy of this letter by fax or by hand to me.

Sincerely yours,

--------------------------
Terry Barnes, President



Agreed (Company):
Gateway Distributors, Ltd.

By:_______________________
      Rick Bailey, President





                                                    *****NDD GROUP *****






[GRAPHIC OMITTED]
                                                   THE
                                              RIGHT SOLUTION
                                         "Our name says it all!"



Gateway Distributors, Ltd. d.b.a. The Right
Solution
                         3095 East Patrick Lane, Suite 1 |_|(Heart) Las Vegas, Nevada 89120
                                      Telephone: 702-938-9316 Fax: 702-940-1029
                                                    58



                                                    *****NDD GROUP *****













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


Gateway Distributors, Ltd. d.b.a. The Right
Solution
                         3095 East Patrick Lane, Suite 1 |_|(Heart) Las Vegas, Nevada 89120
                                      Telephone: 702-938-9316 Fax: 702-940-1029
                                                    59



                                                    *****NDD GROUP *****



The parties hereby agree that they have settled any and all claims one has against the other, including any affiliates of a party, such as officers,
Directors, and shareholders, by the execution and performance of this Agreement.
In connection herewith, the parties agree that, on or about this date:
                  a. GD a total of 1,500,000,000 (1 billion 500
         million) shares of common stock of GD and the
         parties agree that these shares effectively should have been issued prior to July 29, 2000
                   b. Any and all work product, documents, and
         materials, data, relating to Consultants work in the
         possession or control of Consultant or GD shall be retained by GD;
     c.   Consultant agrees it has no ownership right, title or claim of any nature to GD or to its assets other than as to the shares above.
                    c. Consultant will execute any reasonable
         additional documents as requested by GD.
     d.       This agreement will also retire promissory notes 0010 in the amount of $20,000, 0012 in the amount of $50,000, and 0044 in the amount of $25,000.
3. RELEASE
The parties agree to release hereby one another from any and all obligations of one to the other, except to perform this Agreement.
4.  MISCELLANEOUS PROVISIONS
            A. Gender. Wherever the context shall require, all words
                                     ------
     herein in the masculine gender shall be
     deemed to include the feminine or neuter gender, all singular words shall include the plural, and all plural shall include the singular.
           B. Severability. If a court of competent jurisdiction, the
                                  ------------
     remainder of this Agreement, and the
     application of such provision in other circumstances hereof deem any provision unenforceable shall not be affected thereby.
             C. Further Cooperation. From and after the date of this
                               -------------------
     Agreement, each of the parties hereto agrees
     to execute whatever additional documentation or instruments as are necessary to carry out the intent and purposes of this Agreement or to comply with any law.


Gateway Distributors, Ltd. d.b.a. The Right
Solution
                         3095 East Patrick Lane, Suite 1 |_|(Heart) Las Vegas, Nevada 89120
                                      Telephone: 702-938-9316 Fax: 702-940-1029
                                                    60



                                                    *****NDD GROUP *****



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


Gateway Distributors, Ltd. d.b.a. The Right
Solution
                         3095 East Patrick Lane, Suite 1 |_|(Heart) Las Vegas, Nevada 89120
                                      Telephone: 702-938-9316 Fax: 702-940-1029
                                                    61



                                                    *****NDD GROUP *****



           K. Parties in Interest. Provisions of this Agreement shall
                               -------------------
     be binding upon and inure to the benefit of
     and be enforceable by the parties, their heirs, executors, administrators, other permitted successors and assigns, if any. Nothing contained in this
     Agreement, whether express or implied, is intended to confer any rights or remedies under or by reason of this Agreement on any persons other than the parties to it and their respective successors and assigns.
           L. Entire Agreement. This Agreement constitutes the entire
                                ----------------
     agreement and understanding of the
     parties on the subject matter hereof and supersedes all prior agreements and understandings.
            M. Construction. This Agreement shall be governed by the
                                  ------------
     laws of Nevada without reference to
     conflict of laws and the venue for any action, claim or dispute in respect of this Agreement shall be such court of competent jurisdiction as is located in Nevada. The parties agree and acknowledge that each has reviewed this Agreement and the normal rule of construction that agreements are to be construed against the drafting party shall not apply in respect of this
     Agreement given the parties have mutually negotiated and drafted this
     Agreement.
           N. Cooperation. The parties hereto agree to cooperate with
                                   -----------
     one another in respect of this Agreement,
     including reviewing and executing any document necessary for the performance of this Agreement, to comply with law or as reasonably requested by any party hereto, or legal counsel to any party hereto.
               F-215 Independent Legal Counsel. The parties hereto
                    ----------------------------------------
                  agree that (i) each has retained independent
         legal counsel in connection with the preparation and of this Agreement,
         (ii) each has been advised of the importance of retaining legal counsel, and (iii) by the execution of this Agreement, each party who has not retained independent legal counsel acknowledges having waived such right.
IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.

                                  The "Company"
                              Gateway Distributors
                              A Nevada Corporation


Gateway Distributors, Ltd. d.b.a. The Right
Solution
                         3095 East Patrick Lane, Suite 1 |_|(Heart) Las Vegas, Nevada 89120
                                      Telephone: 702-938-9316 Fax: 702-940-1029
                                                    62



                                                    *****NDD GROUP *****



                                       By:
                ------------------------------------------------
                                Name: Rick Bailey
                             Title: President / CEO

         The "Consultant"
         Donald Gary Hansen
         By: _______________________
         Name: Donald Gary Hansen
         Title:    Consultant



Gateway Distributors, Ltd. d.b.a. The Right
Solution
                         3095 East Patrick Lane, Suite 1 |_|(Heart) Las Vegas, Nevada 89120
                                      Telephone: 702-938-9316 Fax: 702-940-1029
                                                    63



                                                    *****NDD GROUP *****






[GRAPHIC OMITTED]
                                                   THE
                                              RIGHT SOLUTION
                                         "Our name says it all!"



Gateway Distributors, Ltd. d.b.a. The Right
Solution
                         3095 East Patrick Lane, Suite 1 |_|(Heart) Las Vegas, Nevada 89120
                                      Telephone: 702-938-9316 Fax: 702-940-1029
                                                    64



                                                    *****NDD GROUP *****













                                           SETTLEMENT AGREEMENT
THIS SETTLEMENT AGREEMENT is entered into by and between Gateway Distributors
LTD ("GD") and William Redmond & Carla Jammal individuals effective as of July
24, 2002. FOR LOAN AND VALUABLE CONSIDERATIONS RECEIVED, AND THE MUTUAL PROMISES
HEREIN, THE PARTIES AGREE AS FOLLOWS:

1. DISPUTE
It is the position of William Redmond & Carla Jammal that compensation in the form of shares of GD were due to the them, as consideration for a loan made to GD, over two years prior to this date. It is


Gateway Distributors, Ltd. d.b.a. The Right
Solution
                         3095 East Patrick Lane, Suite 1 |_|(Heart) Las Vegas, Nevada 89120
                                      Telephone: 702-938-9316 Fax: 702-940-1029
                                                    65



                                                    *****NDD GROUP *****



their request that $15,000 of this debt be reduced and request that they receive their stock at current price to recognize this amount. It is the position of the
Company that the shares are in partial settlement money owed by the Company and in avoidance of further dispute and litigation and relate back to the services rendered over two years ago.
2. SETTLEMENT
The parties hereby agree that they have settled any and all claims one has against the other, including any affiliates of a party, such as officers,
Directors, and shareholders, by the execution and performance of this Agreement.
In connection herewith, the parties agree that, on or about this date:
               a. GD a total of 175,000,000 million billion share
         of common stock of GD and the parties
         agree that these shares effectively should have been issued in the year
         2000 when the loan was given to the Company.
                b. This is a partial settlement of the debt owed
         and these shares will reduce the debt by $15,000 with remaining balance owed by the Company.
     c.   Individuals agree it has no ownership right, title or claim of any nature to
           GD or to its assets other than as to the shares above.
3. RELEASE
The parties agree to reduce the current money owed by $15,000 and the remaining balance will remain on the payables of the Company to be settled at a later date.
4.  MISCELLANEOUS PROVISIONS
            A. Gender. Wherever the context shall require, all words
                                     ------
     herein in the masculine gender shall be
     deemed to include the feminine or neuter gender, all singular words shall include the plural, and all plural shall include the singular.


Gateway Distributors, Ltd. d.b.a. The Right
Solution
                         3095 East Patrick Lane, Suite 1 |_|(Heart) Las Vegas, Nevada 89120
                                      Telephone: 702-938-9316 Fax: 702-940-1029
                                                    66



                                                    *****NDD GROUP *****



           B. Severability. If a court of competent jurisdiction, the
                                  ------------
     remainder of this Agreement, and the
     application of such provision in other circumstances hereof deem any provision unenforceable shall not be affected thereby.
             C. Further Cooperation. From and after the date of this
                               -------------------
     Agreement, each of the parties hereto agrees
     to execute whatever additional documentation or instruments as are necessary to carry out the intent and purposes of this Agreement or to comply with any law.
             D. Waiver. No waiver of any provision of this Agreement
                                     ------
                   shall be valid unless in writing and signed
     by the waiving party. The failure of any party at any time to insist upon strict performance of any condition, promise, agreement or understanding set forth herein, shall not be construed as a waiver or relinquishment of any other condition, promise, agreement or understanding set forth herein or of the right to insist upon strict performance of such waived condition, promise, agreement or understanding at any other time.
            E. Expenses. The Company shall bear all expenses incurred
                                    --------
                      by each such party in connection with
     this Agreement and in the consummation of the transactions contemplated hereby and in preparation thereof.
              F-26 Amendment. This Agreement may only be amended or
                                 ---------------
         modified at any time, and from time
         to time, in writing, executed by the parties hereto.
           F-27 Notices. Any notice, communication, request, reply or
                                  -------------
                        advice (hereinafter severally and
         collectively called "Notice") in this Agreement provided or permitted to be given, shall be made or be served by delivering same by overnight mail or by delivering the same by a hand- delivery service, such Notice shall be deemed given when so delivered.
           H. Captions. Captions herein are for the convenience of th
                                    --------
     parties and shall not affect the
     interpretation of this Agreement.


Gateway Distributors, Ltd. d.b.a. The Right
Solution
                         3095 East Patrick Lane, Suite 1 |_|(Heart) Las Vegas, Nevada 89120
                                      Telephone: 702-938-9316 Fax: 702-940-1029
                                                    67



                                                    *****NDD GROUP *****



           I. Counterpart Execution. This Agreement may be executed i
                              ---------------------
     two or more counterparts, each of
     which shall be deemed an original, but all of which together shall constitute one and the same instrument and this Agreement may be executed by fax.
           J. Assignment. This Agreement is not assignable without th
                                   ----------
     written consent of the parties.
           K. Parties in Interest. Provisions of this Agreement shall
                               -------------------
     be binding upon and inure to the benefit of
     and be enforceable by the parties, their heirs, executors, administrators, other permitted successors and assigns, if any. Nothing contained in this
     Agreement, whether express or implied, is intended to confer any rights or remedies under or by reason of this Agreement on any persons other than the parties to it and their respective successors and assigns.
           L. Entire Agreement. This Agreement constitutes the entire
                                ----------------
     agreement and understanding of the
     parties on the subject matter hereof and supersedes all prior agreements and understandings.
            M. Construction. This Agreement shall be governed by the
                                  ------------
     laws of Nevada without reference to
     conflict of laws and the venue for any action, claim or dispute in respect of this Agreement shall be such court of competent jurisdiction as is located in Nevada. The parties agree and acknowledge that each has reviewed this Agreement and the normal rule of construction that agreements are to be construed against the drafting party shall not apply in respect of this
     Agreement given the parties have mutually negotiated and drafted this
     Agreement.
           N. Cooperation. The parties hereto agree to cooperate with
                                   -----------
     one another in respect of this Agreement,
     including reviewing and executing any document necessary for the performance of this Agreement, to comply with law or as reasonably requested by any party hereto, or legal counsel to any party hereto.
               F-215 Independent Legal Counsel. The parties hereto
                    ----------------------------------------
         agree that (i) each has retained independent
         legal counsel in connection with the preparation and of this Agreement, (ii) each has been


Gateway Distributors, Ltd. d.b.a. The Right
Solution
                         3095 East Patrick Lane, Suite 1 |_|(Heart) Las Vegas, Nevada 89120
                                      Telephone: 702-938-9316 Fax: 702-940-1029
                                                    68



                                                    *****NDD GROUP *****



         advised of the importance of retaining legal counsel, and (iii) by the execution of this Agreement, each party who has not retained independent legal counsel acknowledges having waived such right.
IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.

                                  The "Company"
                              Gateway Distributors
                              A Nevada Corporation

                                       By:
                ------------------------------------------------
                                Name: Rick Bailey
                             Title: President / CEO

         The "INDIVIDUALS"
         William Redmond & Carla Jammal
         By: _______________________                 By: ________________________________
         Name:    William Redmond                              Carla Jammal
         Title:    Individuals



Gateway Distributors, Ltd. d.b.a. The Right
Solution
                         3095 East Patrick Lane, Suite 1 |_|(Heart) Las Vegas, Nevada 89120
                                      Telephone: 702-938-9316 Fax: 702-940-1029
                                                    69



                                                    *****NDD GROUP *****






[GRAPHIC OMITTED]
                                                   THE
                                              RIGHT SOLUTION
                                         "Our name says it all!"





                                                    *****NDD GROUP *****













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




                                                    *****NDD GROUP *****



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




                                                    *****NDD GROUP *****



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




                                                    *****NDD GROUP *****



           K. Parties in Interest. Provisions of this Agreement shall
                               -------------------
                   be binding upon and inure to the benefit of
     and be enforceable by the parties, their heirs, executors, administrators, other permitted successors and assigns, if any. Nothing contained in this
     Agreement, whether express or implied, is intended to confer any rights or remedies under or by reason of this Agreement on any persons other than the parties to it and their respective successors and assigns.
           L. Entire Agreement. This Agreement constitutes the entire
                                ----------------
     agreement and understanding of the
     parties on the subject matter hereof and supersedes all prior agreements and understandings.
            M. Construction. This Agreement shall be governed by the
                                  ------------
     laws of Toronto without reference to
     conflict of laws and the venue for any action, claim or dispute in respect of this Agreement shall be such court of competent jurisdiction as is located in Toronto. The parties agree and acknowledge that each has reviewed this Agreement and the normal rule of construction that agreements are to be construed against the drafting party shall not apply in respect of this Agreement given the parties have mutually negotiated and drafted this Agreement.
           N. Cooperation. The parties hereto agree to cooperate with
                                   -----------
     one another in respect of this Agreement,
     including reviewing and executing any document necessary for the performance of this Agreement, to comply with law or as reasonably requested by any party hereto, or legal counsel to any party hereto.
               F-215 Independent Legal Counsel. The parties hereto
                    ----------------------------------------
         agree that (i) each has retained independent
         legal counsel in connection with the preparation and of this Agreement,
         (ii) each has been advised of the importance of retaining legal counsel, and (iii) by the execution of this Agreement, each party who has not retained independent legal counsel acknowledges having waived such right.
IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.

                                  The "Company"
                              Gateway Distributors
                              A Nevada Corporation

                                       By:
                ------------------------------------------------
                                Name: Rick Bailey
                             Title: President / CEO




                                                    *****NDD GROUP *****



         The "Debtor"
         Matt Swan
         By: _______________________
         Name: Matt Swan
         Title:   Individual


                                                    75