Form 10KSB
period 2002-12-31
GATEWAY DISTRIBUTORS LTD
filed 2003-04-25
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the annual period ended December 31, 2002.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition
period from              to               .
            ------------    --------------


         Commission file number: 000-27879
                                ----------


                           GATEWAY DISTRIBUTORS, LTD.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)



             Nevada                                88-0301278
            --------                              ------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)
-------------------------------------------------------------------------------



            3035 East Patrick Lane, Suite 14, Las Vegas, Nevada 89120
           -----------------------------------------------------------
               (Address of principal executive office) (Zip Code)


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

The issuer's total consolidated revenues for the year ended December 31, 2002, were $1,154,267.

The aggregate market value of the registrant's common stock, $0.0001 par value held by non-affiliates was approximately $242,117 based on the average closing bid and asked prices for the Common Stock on April 15, 2003.

The number of outstanding shares of the issuers common stock, $0.001 par value (the only class of voting stock), as of April 22, 2003 was 6,511,922.

                                                 TABLE OF CONTENTS



                                                        PAGE

                                                       PART I

Item 1.           Description of Business..........................................................................3

Item 2.           Description of Property.........................................................................20

Item 3.                    Legal Proceedings......................................................................20

Item 4.           Submission of Matters to a Vote of Security-Holders.............................................21


                                                      PART II


Item 5.           Market for Common Equity and Related Stockholder Matters........................................21

Item 6.           Management's Discussion and Analysis or Plan of Operation.......................................24

Item 7.           Financial Statements............................................................................27

Item 8.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure............................................................................28

                                                      PART III


Item 9.           Directors and Executive Officers................................................................28

Item 10.          Executive Compensation..........................................................................30

Item 11.          Security Ownership of Certain Beneficial Owners and Management..................................31

Item 12.          Certain Relationships and Related Transactions..................................................32

Item 13.          Exhibits, List and Reports on Form 8-K..........................................................32

Item 14                    Controls and Procedures................................................................33

Signatures........................................................................................................34









                                     PART I

Item 1.           Description of Business.

Business Development.
--------------------

As used herein the term("Gateway") refers to Gateway Distributors, Ltd., a Nevada corporation, its subsidiaries and predecessors, unless the context indicates otherwise. Gateway was originally incorporated in the State of Nevada on May 26, 1993. In March 1995, Gateway purchased all of the assets of The Right
Solution, Inc., a California corporation, which had filed for protection from its creditors under Chapter 7 of the United States Bankruptcy Code. The acquisition of those assets was effected as part of Gateway's long term strategic plans.

On July 1, 2000, Gateway acquired the assets and operations of Dynamic Products,
Inc. ("Dynamic Products") in exchange for 1 (post reverse splits) share of Gateway Common Stock. Dynamic Products was a multi-level marketing company focusing on cleaning products. The transaction was accounted for under the purchase method of accounting, therefore, the assets were recorded based on their fair values at the date of acquisition. Gateway recorded $128,600 of cost in excess of net assets acquired, which is being amortized over 20 years.
On August 15, 2002, Gateway acquired all equity interest in Los Cabos Freedom
Movement, a Wisconsin LLC, dba Grandma Hammans Specialty Foods ("Grandma
Hammans") for $85,000 plus 1 (post reverse-split) share of Gateway's common stock.

On October 12, 2000,the Company entered into an Acquisition Agreement
("Agreement") with TRSG Corporation (TRSG) fka Professional Wrestling Alliance
Corporation, a Delaware Corporation wherein the Company agreed to sell the bulk of its assets and its operating business, in exchange for shares of PWA stock equaling approximately 85% of the issued and outstanding shares of PWA.

On January 10, 2001 the Corporation closed on the acquisition pursuant to the Agreement dated October 12, 2000. Pursuant to the Agreement the Corporation acquired from TRSG 13,448,660 shares of TRSG's Common Stock. As a result of this transaction, the Company acquired approximately 78% of the outstanding shares of TRSG.

TRSG acquired all of the business and existing networking distribution operations of The Right Solution from the Company. Nearly all of Gateway's operations were conducted through TRSG its majority owned subsidiary under the DBA "The Right Solution" which was formerly operated by the Company.

Gateway sold its controlling shareholder interest of TRSG on December 31, 2002.
Gateway recognized the sale as a loss of the disposition of a subsidiary.
Gateway recorded the purchase at the carrying value on the books of TRSG.

On December 31, 2002, Gateway purchased substantially all the assets and selected liabilities of TRSG , in a related party transaction, without a shareholder vote or notice of given to the shareholders of either Gateway or TRSG, and without the approval of TRSG's creditors. Gateway has recognized the carrying value on the books of TRSG as its carrying value of the assets it received in this asset purchase from TRSG. The transaction involved Gateway assuming more liabilities than the assets acquired. Management is of the opinion that this asset purchase received no goodwill benefit to Gateway. Therefore, Gateway has expensed as a loss on the asset acquisition of TRSG with no implied fair value assigned to goodwill. Gateway may be liable to certain creditors and shareholders as a result of effecting this transaction without the prior consent of certain creditors and without giving notice to certain minority shareholders.

As a result of acquiring substantially all the assets of TRSG at December 31, 2002, Gateway's operations remain essentially the same as in 2001 except it now directly sells nutritional, health, and dietary supplements and products throughout North America and Japan directly rather than through it former subsidiary TRSG.

Gateway's principal executive office is located at 3035 East Patrick Lane, Suite
14, Las Vegas, Nevada 89120 and its telephone number is (702) 938-9316.

Business of the Issuer.

Gateway, is a network marketing company that sells whole food nutrition, and health and dietary supplements throughout North America and Japan. Gateway believes that through special blends, whole foods, such as grains and vegetables, can be combined to help produce optimum health.

Gateway's products are marketed through a network marketing system within the United States and wholesale personal import sales outside the United States.
Network marketing enables Gateway's independent distributors in the United
States to earn profits by selling Company products to retail consumers.
Distributors may also develop their own distributor downline organizations by sponsoring others to do business in any market where Gateway operates, entitling the sponsors to receive overrides or commissions (cash incentives, including royalties and bonuses) on product sales within their downline organizations.

Management believes that its network marketing system is ideally suited to its products, which emphasize a healthy lifestyle, because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, most of whom use Gateway's products themselves. Gateway's network marketing system appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement family income, start a home-based business, or pursue employment opportunities other than conventional, full-time employment.

Growth Strategy

Gateway plans to continue capitalizing on its strong operating platform and intends to pursue a growth strategy comprised of the following four principal elements:

Expansion of Product Offerings and Development of New Product Lines. Gateway is committed to expanding its product line by developing and offering new products and introducing existing products into markets where they are not currently offered. The timely introduction of new, high quality products creates sales opportunities for distributors, and also serves to generate enthusiasm among distributors and provide them with additional promotional opportunities to sell other Company products. During the past year Gateway discontinued slow selling duplicated products and has made the decision to concentrate on its top selling products that focus on three things: 1) cleansing the body from toxins; 2)
feeding the body on a cellular level; and living ones dreams. With more than 70% of the food that is consumed in the world being genetically altered, management believes that the market for its whole food products will continue to grow.

Mergers and Acquisitions. Gateway's business plan includes growth through mergers and acquisitions. In June of 2003 Gateway acquired Grandma Hammans and it continues to operate out of Wisconsin. This gives Gateway the opportunity to bring some of its manufacturing needs in house and should reduce product costs.

With the asset purchase of TRSG and acquisition of Grandma Hamman Gateway expanded the distributor base, increasing monthly sales volumes, and gave
Gateway a broad base of new products and existing inventory. Throughout each of these transitions, the majority of distributors and customers were retained.
Gateway intends to continue to look for opportunities to merge or purchase smaller companies that have active distributors and sales volumes, but are struggling with growth due to lack of financing. Gateway's strategy is to target companies that are in trouble financially, lacking product inventories, but which have active distributors and sales. Potential companies must be compatible to Gateway's marketing system and must merge into Gateway's compensation plan.

Expansion Into New Markets. Gateway's business plan for 2003 is to focus on growth in the USA and placing less emphasis on international expansion until such time Gateway is profitable on a consistent basis, and has the funding available for international operations. Gateway believes there are numerous additional markets in which its network marketing system and products may prove successful. Gateway evaluates new markets based, in part, on Gateway's ability to create a distributor base in the potential markets. In determining when and where to open new markets, Gateway will continue to seek to minimize the impact on distributor focus in existing markets and to ensure that adequate distributor support services and other Company systems are in place to support the growth.
Although Gateway intends to expand into new markets, there can be no assurance that Gateway can open markets on a timely basis or that such new markets will prove to be profitable. Significant regulatory and legal barriers must be overcome before marketing can begin in any new market. In addition, expansion of Gateway's operations into new markets requires substantial working capital and capital expenditures associated with both the regulatory compliance and operations phases of the process. The lead-time and costs associated with opening anticipated new markets may significantly exceed those of entering new markets in the past due to greater regulatory barriers, the necessity of adapting to entirely new regulatory systems, and problems related to entering new markets with different cultural bases and political systems from those encountered in the past. Gateway is informed that the lead-time necessary to open a new market is generally up to one year, but may be more.

Enhancement of Sales and Motivational Training. Gateway will continue to seek increased sales opportunities through its network marketing system by utilizing extensive training and motivational programs. Gateway will also hold regional meetings throughout the United States. The business plan for 2003 includes adding additional marketing programs, field training, and weekly conference update calls.

Products and Services

Gateway markets and distributes different nutritional and/or health products.
The products, which Gateway sells, are intended to provide nutritional supplementation to the users; the products are not intended to diagnose, treat, cure or prevent any disease.








TOP SELLING PRODUCTS ARE:

Fulvic Factor - Fulvic Factor is made from the raw material shilajit harvested from vertical cliff sides high in the Himalayan mountain range. The Himalayan mountains were formed from the collision of the sub Asian and Indian continents about 30-50 million years ago. During the collision, dense vegetation, literally entire rain forests, were trapped under millions of tons of pressure, which slowly changed this lush vegetation into a rich bioactive material, which is perhaps, the rarest nutrient rich substance found on earth. Ancient in origin and pure beyond measure, shilajit has never been exposed to harmful fertilizer, pesticide, herbicide or pollution. For centuries it has been known as the "Destroyer of Weakness", Builder of Strength - a natural rejuvenator.

Body Gard with Lactoferrin - a unique formulation of Colostrum, Echinacea and Lactoferrin. Lactoferrin is a naturally occurring protein derived from colostrum. Lactoferrin is involved in iron metabolism, an important mechanism used by animals and plants to moderate growth and control infections.
Lactoferrin has been shown to be effective at supporting lymphocytes, the white blood cells directly involved in the destruction of bacteria, viruses and other infectious agents. Body Gard is also fortified with pure colostrum, containing a broad spectrum of immune factors presumed to provide natural protection against illness. The herb Echinacea, one of the most exciting therapeutic herbs available, is believed to boost the immune system. This combination of ingredients may build a stronger defense against infection by signaling more sophisticated components of the immune system to become active. (30 tablets)

Femme -- Transitions happen at the blink of an eye. With specially formulated herbal products such as Femme, natural transitions are now made easier.
Approximately 50% of all women are affected by symptoms of PMS or other menstrual problems. Fertility and menopausal complaints are also common in today's society. Femme addresses many of the discomforts associated with stress and hormonal imbalance with its all-natural combination of high-quality, concentrated herbs. Femme is a concentrated hormonal balancer that combines three of the most widely used herbs in the world for relief from menstrual, menopausal and fertility complaints. This powerful, soothing tonic helps to balance hormonal and cyclical patterns without the harsh side affects of prescription drugs. (2 oz. Bottle)

Lifetonic - is a delightful tasting herbal tonic formulated with 30 all-natural, unpasteurized herbs used by natural healers for centuries to help energize, balance and rebuild the entire body and nervous system. Low in sodium and rich in active enzymes, potassium and many other vitamins and minerals, Lifetonic is the ideal nutritional aide to any weight loss program. All it takes is a one-ounce serving (1-tablespoon) per day. (16 oz)

Master Formula - is scientifically formulated with whole, minimally processed, organically grown amaranth, brown rice, spirulina, flaxseed, and millet. These whole foods are nutritionally balanced together, without protein isolates, making Master Formula one of the most nutritionally dense, mass produced whole food products in the world! Special herbs and natural supplements have been added to feed select glands and organs that are constantly under attack by today's polluted environment. Each 21- gram serving provides 72 calories. The fat is from flax, and there is no hydroginization. There is zero cholesterol.
Each serving contains 3 grams of fiber. There are no added preservatives, starches, sugars, colors, or protein isolates! Master Formula powder is available in bulk or encapsulated form. (Canister 1 lb. 5 oz. Capsules 180)








Master Formula Cleansing Bar - Also helpful for reducing detoxification symptoms to the skin, Master Formula Cleansing Bar features a soothing and stimulating blend of ingredients that promote healing. It includes Master Formula in vegetable glycerin soap enhanced with safflower, amaranth and peppermint oils.
(4.75 oz bar)

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

Services

Product Return Policy for Retail Customers. Gateway has a 100% money-back guarantee on all of its products for retail customers. It is the responsibility of each Team Member to refund the purchase price to any unsatisfied customer.
The customer's request must be made within 30 days of the date of the product purchase to be valid. If the product was used, the empty or partially filled container must be returned to Gateway. Upon receipt of the container and a copy of the customer's retail sales receipt with their name, address and telephone number, Gateway will promptly send a replacement to the Team Member. Gateway does not make cash refunds. Gateway's product return policy for retail customers has been approved by the Direct Selling Association (the "DSA"), a national industry trade organization of network marketing companies whose objective is to provide aid, support and guidance to the network marketing industry.

Product Return Policy for Team Members. A Team Member who is dissatisfied with a product may request a refund or credit within 30 days of the date of the product's purchase. Full, partially full, and empty bottles are eligible for refund. However, only one partially filled or empty container per individual product will be honored. Unused products purchased during this same period are eligible for refund if they are in the original packaging, factory sealed, and in resalable condition. Shipping expenses are not eligible for refund. Gateway's product return policy for Team Members has been approved by the DSA.

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

Distribution and Marketing

Gateway's products are distributed primarily through a network marketing system, consisting of an extensive network of distributors. Distributors are generally independent contractors who purchase products directly from Gateway for personal use or for resale to consumers within the United States. Distributors may elect to work on a full-time or part-time basis. Gateway believes that its network marketing system appeals to a broad cross-section of people worldwide, particularly those seeking to supplement family income, start a home-based business or pursue employment opportunities other than conventional, full-time employment and that a majority of its distributors work on a part-time basis.
Gateway believes that its network marketing system is ideally suited to marketing its products because ongoing personal contact between consumers and distributors strengthens sales of such products.

Within the United States, distributors may earn profits by purchasing Gateway's products at wholesale prices (which are discounted 40% from suggested retail prices) and selling Gateway's products to customers at suggested retail prices.
All distributors, both inside and outside the United States, who sponsor new distributors and establish their own downline organizations may earn commissions on product sales on their entire downline. There is no limit on the number of downline levels from which a distributor can generate commissions.

To become a distributor, a person must be sponsored by an existing distributor, pay an annual fee (which is currently $15.00), and be placed into a Tracking
Center, which is a point from which Gateway "tracks" the sales volume of the distributor and the sales volume of a distributor's downline organization. Each distributor has three legs in their organization and commissions are based on volume requirements for these three legs. The strongest performing leg is the 1st leg, the second strongest is the 2nd leg and all other legs make up the third leg. In order to receive any commissions or bonuses a distributor must make an initial purchase of $100 in personal purchase volume. To maintain qualification for any commissions or bonuses, a distributor must purchase a minimum of $100 to $150 depending on total volume of Gateway's products every month. All distributors are allowed to participate in Gateway's growth by sponsoring new distributors.

Gateway computes the wholesale volumes purchased by at the close of each business day during the monthly. Commissions are paid monthly base on the qualifying level.








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

Gateway maintains a computerized system for processing distributor orders and calculating distributor commission and bonus payments, which enables it to remit such payments to distributors monthly. Gateway believes that prompt remittance of commission is vital to maintaining a motivated network of distributors and that its distributors' loyalty to Gateway has been enhanced by Gateway's history of consistently making commission and bonus payments on a scheduled basis.

Internet.  Gateway maintains a site on the World Wide Web at "www.rightsolution.com." Gateway has enhanced the system to allow on-line ordering and volume checks by the distributors.

Marketing. Each distributor is responsible for sales of Gateway's product within his or her downline. Gateway relies on word of mouth and testimonials from previous or existing customers for its primary advertising. Gateway has developed sales materials, which have been professionally prepared by a graphic designer and reviewed for DSA and regulatory compliance. These sales materials include product descriptions.

Sponsoring. Gateway has established a system for the sponsoring of new distributors. Gateway prepares communication and educational training materials for distributors to assist in the sponsoring of new distributors. Gateway also engages in weekly conference calls with distributors and sends a newsletter, fax blast, and email blasts to its distributors. Gateway has an established advisory board for assistance and consultation in connection with sponsoring matters.

Product Distribution.  Gateway's products are distributed to all markets from Gateway's warehouse located in Las Vegas, Nevada.

Competition

Gateway is subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market nutritional, health and dietary supplements, as well as those, which market other types of products. Some of Gateway's competitors are substantially larger and have available considerably greater financial resources than Gateway.
Gateway's ability to remain competitive depends, in significant part, on Gateway's success in sponsoring and retaining distributors through an attractive compensation plan and other incentives. Gateway believes that its bonus availability program, recognition and rewards program, and other compensation and incentive programs provide its distributors with significant earning potential. However, there can be no assurance that Gateway's programs for recruitment and retention of distributors will be successful.

The market for nutritional, health, and dietary supplements is characterized by extensive competition, frequent new product introductions, short product life cycles, rapid price declines, and eroding profit margins, and changing customer preferences. This market segment includes numerous manufacturers, distributors, marketers, retailers, and physicians that actively compete for the business of consumers, both in the United States and Canada. The market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market. Gateway expects to continue to face substantial competition in its efforts to successfully capture a significant share of the market. There are a number of companies that currently offer competing products, and it can be expected that other companies will introduce additional competing products in the future. In addition, there are a variety of channels of distribution for nutritional supplements other than through network marketing and distribution systems, including direct response marketing, specialty retail health and nutrition stores, drug stores, and supermarkets. Many of Gateway's existing and potential competitors have greater financial, marketing, distribution, and research capabilities than Gateway. The performance of Gateway will depend on its ability to develop and market new products that can gain customer acceptance and loyalty, as well as its ability to adapt its product offerings to meet changing pricing considerations and other market factors. Gateway attempts to differentiate itself from competitors by adhering to its "mission statement" which reads as follows:

"The Right Solution will distribute the finest life-enhancing products in the world. Through effective leadership, management and entrepreneurial marketing, we will provide an opportunity to our Team Members, customers and employees to earn a fair profit on their investment of time and money."

Product Manufacturing and Development

Gateway anticipates continuing to expand its product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, Gateway's executives, staffs, consultants, and outside parties. In advance of introducing products into its markets, Gateway consults its Medical Advisory Board, comprised of Betty Kamen, Ph.D., Dr. Michael Hartman and Jack Akers, M.D., Ph.D.
for advice. In addition, local counsel and other representatives retained by Gateway investigate product formulation matters as they relate to regulatory compliance and other issues.

All of Gateway's products are provided by outside companies. Gateway has agreements in place with all of its current manufactures that assure availability for it anticipated growth. Gateway's ownership of product formulations and trademarks for substantially all of Gateway's nutritional products gives Gateway a great deal of protection from competition.

Gateway's ability to enter new markets and sustain satisfactory levels of sales in each market has been in the past and is likely to continue to be dependent in significant part upon its own ability and the ability of its manufacturers to develop new products and reformulate existing products for introduction into Gateway's markets. Since 1998, Gateway has significantly expanded its in-house product research and development and product formulation staff, which now consists of several employees of Gateway, its Medical Advisory Board, and our manufacturers, who are increasingly involved in such activities.

Gateway owns the proprietary rights to substantially all of its health and nutritional supplements' formulations and trademarks. Gateway has formed several alliances with its manufacturers to assure, among other things, that products are organically grown and that inventory levels will remain constant.

Insurance








Although Gateway does not engage in the manufacture of any of the products it markets and sells, Gateway could be exposed to product liability claims. Gateway has not had any such claims to date. Although Gateway maintains a limited amount of liability insurance, each of Gateway's manufacturers provides additional insurance of at least two million dollars covering products, which Gateway sells. There can, however, be no assurance that Gateway will not be subject to claims in the future or that available insurance coverage will be adequate. A partially or completely uninsured claim against Gateway, if successful and of sufficient magnitude, would have a material adverse effect on Gateway.

Trademarks

Gateway has received federal trademark registration for THE RIGHT SOLUTION(R).
Gateway intends to continue to seek trademark protection for a number of the products and brand names under which Gateway's products are marketed, where applicable. There can be no assurance that such protection will be obtained.
Gateway will be required to rely upon common law concepts of confidentiality and trade secret laws to protect its product formulations. There can be no assurance that the foregoing will protect the formulations or provide adequate remedies for Gateway in the event of unauthorized use or disclosure of such formulations, or that others will not be able to independently develop such formulations.
Gateway's product formulations are not protected by patents and are generally not patentable. Gateway intends to obtain international trademarks, particularly
Japanese trademarks, as Gateway enters foreign markets. Trademark registrations are either issued or pending in the United States Patent and Trademark Office and in comparable agencies in many other countries. Gateway considers its trademarks and trade names to be an important factor in its business.

Government Regulation

Gateway is subject to and affected by extensive laws, governmental regulations, administrative determinations, court decisions, and similar constraints (as applicable, at the federal, state and local levels) including, among other things, regulations pertaining to (I) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of Gateway's products,
(ii) product claims and advertising (including direct claims and advertising by Gateway as well as claims and advertising by distributors, for which Gateway may be held responsible), (iii) Gateway's network marketing system, (iv) transfer pricing and similar regulations that affect the personal import laws, and (v) taxation of distributors, which in some instances may impose an obligation on Gateway to collect the taxes and maintain appropriate records.

Products

The formulation, manufacturing, packaging, storing, labeling, advertising, distribution, and sale of Gateway's products are subject to regulation by one or more governmental agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission
("CPSC"), the United States Department of Agriculture ("USDA"), the
Environmental Protection Agency ("EPA") and the United States Postal Service.
Gateway's activities are also regulated by various agencies of the states and localities. The FDA, in particular, regulates the formulation, manufacture, and labeling of foods and dietary supplements, such as those distributed by Gateway.
FDA regulations require manufacturers and distributors of certain products to meet relevant good manufacturing practice ("GMP") regulations for the preparation, packing and storage of these products. GMP's for dietary supplements have yet to be promulgated, but are expected to be proposed.







Gateway does not anticipate that the promulgation of any GMP's for dietary supplements would have a material impact on Gateway.

The 1994 Dietary Supplement Health and Education Act ("DSHEA") revised the provisions of the Federal Food, Drug and Cosmetic Act ("FFDCA") concerning the composition and labeling of dietary supplements and, Gateway believes, is generally favorable to the dietary supplement industry. The legislation creates a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids, and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient (i.e., one not on the market before October 15, 1994) will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers of dietary supplements that make certain types of statements on dietary supplements, including certain product performance claims, must have substantiation that such statements are truthful and not misleading.

The majority of the products marketed by Gateway are classified as dietary supplements under the FFDCA. In addition, the adoption of new regulations in any of Gateway's markets, or changes in the interpretation of existing regulations, could have a material adverse effect on Gateway. In September 1997, the FDA issued regulations governing the labeling and marketing of dietary supplement products. The regulations cover the following: (1) the identification of dietary supplements and their nutrition and ingredient labeling; (2) the terminology to be used for nutrient content claims, health content claims, and statements of nutritional support; (3) labeling requirements for dietary supplements for which "high potency" and "antioxidant" claims are made; (4) notification procedures for statements on dietary supplements; and (5) pre-market notification requirements for new dietary ingredients in dietary supplements. The notification procedures became effective in November 1997, while the new labeling requirements became effective in March 1999. Gateway was required to revise a substantial number of its product labels by the effective date. The cost to Gateway of such revisions was approximately $30,000. In addition, Gateway is required to continue its ongoing program of securing substantiation of its product performance claims and of notifying the FDA of certain types of performance claims made for its products.

In addition, in certain markets, including the United States, claims made with respect to dietary supplements or other products of Gateway may change the regulatory status of the products. In the U.S., for example, it is possible that the FDA could take the position that claims made for certain of Gateway's products place those products within the scope of an FDA "over-the-counter"
("OTC") drug monograph. OTC monographs prescribe permissible ingredients and appropriate labeling language, and require the marketer or supplier of the products to register and file annual drug listing information with the FDA. In the event that the FDA asserted that product claims for some of Gateway's products caused them to fall within the scope of OTC monographs, Gateway would be required either to comply with the applicable monographs or change the claims made in connection with the products. There can be no assurance that Gateway could do so effectively, or that any such changes would not adversely affect sales and marketing of an affected product. Gateway's substantiation program involves compiling and reviewing the scientific literature pertinent to the ingredients contained in Gateway's products.

As a marketer of food and dietary supplements and other products that are ingested by consumers, Gateway is subject to the risk that one or more of the ingredients in its products may become the subject of adverse regulatory action.
For example, on April 10, 1996, the FDA issued a statement warning consumers not to purchase or ingest dietary supplements containing ephedrine
(found in the ingredient Ma Huang) that are claimed to produce such effects as euphoria, heightened awareness, increased sexual sensations, or increased energy, because these products pose significant adverse health risks, including dizziness, headache, gastrointestinal distress, irregular heartbeat, heart palpitations, heart attack, strokes, seizures, psychosis, and death. Gateway does not market either of its products containing Ma Huang (Trim Easy Trim Easy
Plus) with any of these claims. On June 4, 1997, the FDA issued a proposed regulation for dietary supplements containing ephedrine alkaloids. The proposed regulation would prohibit dietary supplements containing eight milligrams or more of ephedrine alkaloids per serving, and would not permit such products to contain any other stimulant, diuretic, or laxative ingredients. In addition, labeling of supplements would be prohibited from suggesting or recommending conditions of use that would result in an intake of eight milligrams or more of ephedrine alkaloids within a six-hour period, or a total daily intake of 24 milligrams or more. The FDA proposal would also require a warning not to take the product for more than seven days, and would prohibit the supplements from being represented, either expressly or implicitly, as being suitable for long-term uses, such as for weight loss or body building. Similarly, claims for increased energy, increased mental concentration, or enhanced well- being that encourage the consumer to take more of the product to achieve more of the purported effect would be required to be accompanied by a warning stating that taking more than the recommended serving may cause a heart attack, stroke, seizure, or death.

Gateway is reviewing the possible impact of the FDA proposal, if it is finalized in its current form, it could have a material adverse affect upon Gateway's continued marketing of either of its products containing Ma Huang. In response to the proposal, or to a final regulation which is substantially similar to the proposal, Gateway may be required to (I) withdraw or reformulate its products with reduced ephedrine levels, or with a substitute for Ma Huang, (ii) re-label its products with different warnings or revised directions for use, and/or (iii) not make certain statements, possibly including weight loss, with respect to any of its products containing Ma Huang. Even in the absence of a FDA final regulation, Gateway may elect to reformulate and/or re-label its products containing Ma Huang. While Gateway believes that its products containing Ma
Huang could be reformulated and re-labeled, there can be no assurance in that regard or that reformulation and/or re-labeling would not have an adverse effect on sales of such product.

Some of the products marketed by Gateway are considered conventional foods and are currently labeled as such. Both this category of products and dietary supplements are subject to the Nutrition Labeling and Education Act ("NLEA"), and regulations promulgated thereunder, which regulates health claims, ingredient labeling, and nutrient content claims characterizing the level of a nutrient in the product.

The FTC, which exercises jurisdiction over the advertising of all Gateway's products, has in the past several years; instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials, such as those, which are utilized by Gateway. While Gateway has not been the target of FTC enforcement action for the advertising of its products, there can be no assurance that the FTC will not question Gateway's advertising or other operations in the future. In November of 1998, the FTC issued a guide for the dietary supplement industry, describing how the FTC applies the law, which it administers to dietary supplements advertisements. It is unclear whether the FTC will subject such advertisements, including those of Gateway, to increased surveillance to ensure compliance with the principles set forth in the guide.







Through its manuals, seminars, and other training materials and programs, Gateway attempts to educate its distributors as to the scope of permissible and impermissible activities in each market. Gateway also investigates allegations of distributor misconduct. However, Gateway's distributors are independent contractors, and Gateway is not able to directly monitor all distributor activities. As a consequence, there can be no assurance that Gateway's distributors will comply with applicable regulations. Misconduct by distributors could have a material adverse effect on Gateway in a particular market or in general.

In markets outside the United States, including Japan, prior to commencing operations or marketing its products, Gateway may be required to obtain approvals, licenses, or certifications from a country's ministry of health or comparable agency. Approvals or licensing may be conditioned on reformulation of Gateway's products for the market or may be unavailable with respect to certain products or product ingredients. Gateway must also comply with local product labeling and packaging regulations that vary from country to country. To date, Gateway has retained legal counsel in Japan to provide opinions as to Gateway's compliance with applicable laws and regulations.

Gateway is unable to predict the nature of any future laws, regulations, interpretations, or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and additional scientific substantiation regarding product ingredients, safety or usefulness. Any or all such requirements could have a material adverse effect on Gateway's results of operations and financial condition.

Network Marketing System

Gateway's network marketing system is subject to a number of federal and state regulations administered by the FTC and various state agencies. Regulations applicable to network marketing organizations are generally directed at ensuring that product sales are ultimately made to consumers and that advancement within such organizations be based on sales of the organizations' products rather than investments in the organizations or other non-retail sales related criteria. For instance, in certain markets there are limits on the extent to which distributors may earn commissions on sales generated by distributors that were not directly sponsored by the distributor. Where required by law, Gateway obtains regulatory approval of its network marketing system or, where such approval is not required the favorable opinion of local counsel as to regulatory compliance. However, Gateway remains subject to the risk that, in one or more of its markets, its marketing system could be found not to be in compliance with applicable regulations. Failure by Gateway to comply with these regulations could have a material adverse effect on Gateway in a particular market or in general.

Gateway is also subject to the risk of private party challenges to the legality of its network marketing system. For example, in Webster v. Omnitrition
International, Inc., 79 F.3d 776 (9th Cir. 1996), the "multi-level marketing" program of Omnitrition International, Inc. ("Omnitrition") was challenged in a class action by certain Omnitrition distributors who alleged that Omnitrition was operating an illegal "pyramid scheme" in violation of federal and state laws. Gateway believes that its network marketing system satisfies the standards set forth in the Omnitrition case and other applicable statutes and case law defining a legal marketing system, in part based upon significant differences between Gateway's marketing system and that described in the Omnitrition case.
Further, it is an ongoing part of Gateway's







business to monitor and respond to regulatory and legal developments, including those that may affect its network marketing system. However, the regulatory requirements concerning network-marketing systems do not include "bright line" rules and are inherently fact-based. An adverse judicial determination with respect to Gateway's network marketing system could have a material adverse effect on Gateway. Among other things, such a determination could require
Gateway to make modifications to its network marketing system, result in negative publicity or have a negative impact on distributor morale. In addition, adverse rulings by courts in any proceedings challenging the legality of multi-level marketing systems, even in those not involving Gateway, could have a material adverse effect on Gateway.

Compliance Procedures

As indicated above, Gateway, its products and its network marketing system are subject, both directly and indirectly through distributors' conduct, to numerous federal, state, and local laws and regulations in all its markets. In order to assist Gateway in achieving and maintaining compliance with these numerous laws and regulations, Gateway petitioned for membership in the DSA in 1996. The DSA is a national trade association of direct sellers whose commitment to ethical business practices and consumer service has resulted in its self-regulating Code of Ethics. Membership approval in this organization takes approximately one year as the DSA evaluates all of the petitioning company's manuals, forms, products, policies, and procedures for compliance to existing and forthcoming laws and regulations. Gateway was accepted as a full-fledged member of the DSA in December of 1997 and continues to uphold the guidelines set forth by the DSA. In
1998 the company let it's membership lapse due to costs involved, however the company continues to uphold the guidelines set forth by DSA.

In 1996, Gateway began to institute formal regulatory compliance measures by developing a system to identify specific complaints against distributors and to remedy any violations by distributors through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. In its manuals, seminars and other training programs and materials, Gateway emphasizes that distributors are prohibited from making therapeutic claims for Gateway's products.

Gateway's general policy regarding acceptance of distributor applications from individuals who do not reside in one of Gateway's markets is to refuse to accept such individual's distributor application.

In order to comply with regulations that apply to both Gateway and its distributors, Gateway conducts considerable research into the applicable regulatory framework prior to entering any new market to identify all necessary licenses and approvals and applicable limitations on Gateway's operations in that market. Gateway devotes substantial resources to obtaining such licenses and approvals and bringing its operations into compliance with such limitations.
Gateway also researches laws applicable to distributor operations and revises or alters its distributor manuals and other training materials and programs to provide distributors with guidelines for operating a business, marketing, and distributing Gateway's products and similar matters, as required by applicable regulations in each market. Gateway, however, is unable to monitor its supervisors and distributors effectively to ensure that they refrain from distributing Gateway's products in countries where Gateway has not commenced operations, and Gateway does not devote significant resources to such monitoring. In the event that Gateway discovers distributor misconduct, it imposes disciplinary measures against the distributor ranging from probation to expulsion.

In addition, regulations in existing and new markets are often ambiguous and subject to considerable interpretive and enforcement discretion by the responsible regulators. Moreover, even when Gateway believes that it and its distributors are initially in compliance with all applicable regulations, new regulations are regularly being added and the interpretation of existing regulations is subject to change. Further, the content and impact of regulations to which Gateway is subject may be influenced by public attention directed at Gateway, its products or its network marketing system, so that extensive adverse publicity about Gateway, its products or its network marketing system may result in increased regulatory scrutiny.

It is an ongoing part of Gateway's business to anticipate and respond to such new and changing regulations and make corresponding changes in Gateway's operations to the extent practicable. However, while Gateway devotes considerable resources to maintaining its compliance with regulatory constraints in each of its markets, there can be no assurance that Gateway would be found to be in full compliance with applicable regulations in all of its markets at any given time or that the regulatory authorities in one or more markets will not assert, either retroactively or prospectively or both, that Gateway's operations are not in full compliance. Such assertions or the effect of adverse regulations in one market could negatively affect Gateway in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets. Such assertions could have a material adverse effect on Gateway in a particular market or in general.
Furthermore, depending upon the severity of regulatory changes in a particular market and the changes in Gateway's operations that would be necessitated to maintain compliance, such changes could result in Gateway experiencing a material reduction in sales in such market or determining to exit such market altogether. In such event, Gateway would attempt to devote the resources previously devoted to such market to a new market or markets or other existing markets, but there can be no assurance that such transition would not have an adverse effect on Gateway's business and results of operations either in the short or long term.

Employees

As of April 15, 2003, Gateway had ten full-time employees. These numbers do not include Gateway's distributors, who are independent contractors rather than employees of Gateway. Gateway considers its employee relationships to be satisfactory. None of Gateway's employees is a member of any labor union, and Gateway has never experienced any business interruption as a result of any labor disputes.


Risk Factors

You should carefully consider the following risks before making an investment in our Company. In addition, you should keep in mind that the risks described below are not the only risks that Gateway faces. The risks described below are all the risks that Gateway currently believes are material to our business. However, additional risks not presently know to us, or risks that we currently believe are not material, may also impair our business operations. You should also refer to the other information set forth in this Annual Report on Form 10-KSB, including the discussions set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as our financial statements and the related notes.

Gateway's business, financial condition, or results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the trading of our common stock could decline, and you could lose all or part of your investment.








Gateway's auditor's report on our financial statements includes an explanatory paragraph with respect to substantial doubt existing about its ability to continue as a going concern

As of December 30, 2002, Gateway had incurred a loss from operations and had an accumulated deficit. As a result, its financial statements include a note stating that these conditions raise substantial doubt about its ability to continue as a going concern, but the financial statements do not include any adjustments that might result from this uncertainty.

Gateway is subject to compliance with securities law, which expose it to potential liabilities, including potential rescission rights.


Gateway has periodically offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon Gateway's conduct and that of those persons contacting prospective investors and making the offering. Gateway has not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, it has relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

Additional Capital is Necessary to Implement Gateway's Business Plan
---------------------------------------------------------------------

Gateway does not believes that it has sufficient cash, cash equivalents and operating income to maintain its business at its existing level in 2003. Gateway will require significant new capital in order to execute its strategic plan.
Gateway's success in raising this capital will depend upon its ability to access equity capital markets and we may not be able to do so or to do so on acceptable terms. If it fails to obtain funds on acceptable terms, it will not be able to execute its strategic plan and would have to delay or abandon some or all of its plans for growth. If it is able to obtain funds, it believes that the terms of such arrangement will result in an offering that is highly dilutive to existing holders of shares of our common stock because of the price at which it would have to issue those shares. And the large number of shares it would have to issue at those prices.

Management beneficially owns approximately 73% of our common stock and their interests could conflict with other stockholders.








Our current directors and executive officers beneficially own approximately 73% of our outstanding common stock. As a result, the directors and executive officers collectively may be able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control.

There is no established, stable market for Gateway's common stock.

Gateway's common stock is quoted on the Over-the-Counter Electronic Bulletin
Board ("OTCBB") and traded sporadically. A large number of shares of outstanding common stock are restricted and are not freely-tradeable. An established public trading market for our common stock may never develop or, if developed, it may not be able to be sustained. The OTCBB is an unorganized, inter-dealer, over-the- counter market that provides significantly less liquidity than other markets. Purchasers of Gateway's common stock may therefore have difficulty selling their shares should they desire to do so.

Volatility of Stock Price

The trading price of Gateway's Common Stock has in the past and may in the future be subject to significant fluctuations. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to or related to that of Gateway and which have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of Gateway's Common Stock.

Penny stock regulations may impair Gateway's shareholders' ability to sell their stock.

Gateway's shares of common stock may be deemed "penny stock." Penny stocks generally are equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges. Penny stocks are subject to rules and regulations that impose additional sales practice requirements on broker-dealers who sell the securities to persons other than established customers and accredited investors, and these additional requirements may restrict the ability of broker- dealers to sell a penny stock.

Any acquisitions that Gateway undertakes could be difficult to integrate, disrupt its business, dilute shareholder value and significantly harm its operating results.

Gateway expects to review opportunities to buy other business or technologies that would complement our current business, expand the breadth of our markets, or that may otherwise offer growth opportunities. If we make any future acquisitions, we could issue stock that would dilute existing stockholders' percentage ownership, incur substantial debt or assume contingent liabilities.
Potential acquisitions also involve numerous risks, including:

problems assimilating the purchased operations, technologies or products;

unanticipated costs associated with the acquisition;

diversion of management's attention from our core business;







adverse effects on existing business relationships with suppliers and customers;

risks associated with entering markets in which we have no or limited prior experience; and

potential loss of the purchased organization's or our own key employees.

Gateway cannot assure that it would be successful in overcoming problems encountered in connection with such acquisitions and its inability to do so could significantly harm its business.

Item 2.  Description of Property

Gateway leases approximately 9,500 square feet of office space, housing the executive offices, information systems department, human resources department, accounting department, order entry department, and customer service department, and approximately 3,700 square feet of warehouse space, also housing the warehouse department, in Las Vegas, Nevada. The monthly base rent is $8,340.
Gateway believes that its current facilities are satisfactory for its present needs, and it does not anticipate any need for additional space in the near future.

Item 3.  Legal Proceedings

On March 28, 2003, the Securities and Exchange Commission filed a civil action in the United States District Court for the Northern District of Illinois against Gateway and Richard Bailey.

The action is styled Securities and Exchange Commission v. Frank J. Custable, Jr., Sara Wetzel,
                     --------------------------------------------------------------------------
Suburban Capital Corp., Francis Scott Widen, Wasatch Pharmaceutical Inc., David Giles, Gary Heesch,
---------------------------------------------------------------------------------------------------
Pacel Corp., David Calkins, Gateway Distributors, Ltd., Richard Bailey and ThermoElastic technologies,
------------------------------------------------------------------------------------------------------
Inc, Case No. 03-C-2182 (Gottschall, J.) and as to Richard Bailey:
---

On March 28, the Commission obtained a Temporary Restraining Order (TRO) from the United States District Court for the Northern District of Illinois, temporarily restraining Frank J. Custable, Jr., of Glendale Heights, Illinois,
Suburban Capital Corp., Sara Wetzel, of Glenview, Illinois, and Francis Scott
Widen of Buffalo Grove, Illinois, from violating the anti-fraud, registration and reporting provisions of the federal securities laws. Custable is a recidivist who, in 1994, was permanently enjoined from violating the anti-fraud provisions of the federal securities laws as part of a prior Commission enforcement action. As part of the TRO, the Court also entered orders freezing the assets of Custable, Suburban Capital, Wetzel, Widen and Pine Services, Ltd., a relief defendant, requiring Custable, Suburban Capital, Wetzel and Widen to repatriate assets, temporarily prohibiting Custable and Suburban Capital from participating in penny stock offerings and from trading in any securities, requiring all defendants to give an accounting and prohibiting document destruction.

The Commission's Complaint alleged that Custable has orchestrated an ongoing scheme to violate the registration, antifraud and reporting violations of the federal securities laws. The scheme, as alleged in the Complaint, began in at least November 2001, has involved at least seven different penny stocks and has generated at least $4.3 million in ill-gotten gains. According to the Complaint, Custable fraudulently concealed his ownership interest in the seven penny stocks by having Suburban Capital, Wetzel, Widen and various other individuals engage in a host of securities transactions on his behalf. The Complaint further alleged that Custable, Wetzel and Suburban Capital have obtained stock through fraudulent Form S-8 registrations (normally intended to allow distribution of securities to employees and consultants) and through a scheme to counterfeit nearly half of the outstanding stock in Blagman
Media International, Inc., a company whose stock is quoted on the OTC Electronic
Bulletin Board. The Complaint alleged that Custable and the other defendants illegally dumped massive quantities of the improperly registered shares on the general public.

The Commission's Complaint also names as defendants four public companies whose stock is quoted on the OTC Electronic Bulletin Board (Bulletin Board Companies) and four officers of the Bulletin Board Companies. The other defendants named in the Commission's Complaint are Thermo Elastic Technologies, Inc., Wasatch
Pharmaceutical, Inc., David Giles and Gary Heesch, who are two of Wasatch's officers, Pacel Corp., David Calkins, who is an officer of Pacel, Gateway
Distributors, Ltd., and Richard Bailey, an officer of Gateway. The Complaint also named Pine Services as a relief defendant. The Complaint alleged that Custable, Suburban Capital and Wetzel violated Section 17(a) of the Securities
Act of 1933 (Securities Act) and Section 10(b) of the Securities Exchange Act of
1934 (Exchange Act) and Rule 10b-5 thereunder. The Complaint also alleged that
Custable violated Section 13(d) of the Exchange Act and Rules 13d-1 and 13d-2 thereunder by failing to report his ownership interest in the penny stocks involved in his scheme. The Commission alleged in its Complaint that Custable, Wetzel, Widen and Suburban Capital violated Section 5(a) and 5(c) of the
Securities Act. The Complaint also alleged that Wasatch, Heesch and Giles violated Sections 5(a), 5(c) and 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, by engaging in several sham S-8 transactions with Custable and Suburban Capital. The Complaint alleged that ThermoElastic, Gateway, Pacel, Bailey and Calkins violated Section 17(a) of the
Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder by engaging in fraudulent S-8 transactions with Custable and Suburban Capital.

Apart from emergency relief, the Commission seeks the entry of preliminary and permanent injunctive relief, disgorgement, civil penalties, a penny stock bar against Custable, Suburban Capital, Wetzel, Widen, Heesch, Giles, Calkins and
Bailey and an order barring Heesch, Giles, Calkins and Bailey from serving as an officer or director of a public company.

Item 4.  Submission of Matters to a Vote of Security Holders

During the last 3 months of the fiscal year ended December 31, 2002, no matters were submitted by Gateway to a vote of its shareholders

                                                       PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Prior to August of 2001, there was no public market for Gateway's Common Stock.
Since August of 2001, Gateway's common stock has been, and is currently quoted on the Electronic Bulletin Board under the symbol, "GWYD". As of April 16, 2003, the symbol was changed to GWDL. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.










                          PERIOD                                             BID PRICES
                                                           -----------------------------------------------
                                                                   HIGH                      LOW
                                                           ---------------------    ----------------------
Quarter Ended March 31, 2003                                    $0.0001 (2)                $0.0001
Quarter Ended December 31, 2002                                   .015(1)                    .012
Quarter Ended September 30, 2002                                   .006                      .004
Quarter Ended June 30, 2002                                         .02                      .02
Quarter Ended March 31, 2002                                        .03                      .03
Quarter Ended December 31, 2001                                     .11                      .09
Quarter Ended September 30, 2001                                    .21                      .01

(1) The board of directors of Gateway authorized a reverse split of the common stock of Gateway on December 4, 2002. The reverse split was carried out on a 1 for 25,000 basis. The above high and low quotes have not factord in the 25,000 to reverse split prior to December 31, 2002..

(2) The board of directors of Gateway authorized a reverse split of the common stock of Gateway on April 16, 2003. The reverse split was carried out on a 1 for 3,000 basis. The above high and low quotes have not factored in the 3,000 for 1 reverse split.

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of Gateway's securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

Shareholders

As of April 15, 2003, there were an estimated 1,014 holders of record of Gateway's common stock. Certain of the shares of common stock are held in street name and may, therefore, be held by several beneficial owners.

Dividends

No cash dividends were paid during the fiscal years ending December 31, 2002 and 2001. Gateway has never paid a cash dividend on its common stock. The payment of dividends may be made at the discretion of the Board of Directors of Gateway and will depend upon, among other things, Gateway's operations, its capital requirements, and its overall financial condition. Gateway does not anticipate paying any dividends in the foreseeable future.


Description of Securities

As of April 18, 2003, there were 6,511,954 shares of common stock issued and outstanding. Of those shares at least 4,897,807 shares are restricted securities of Gateway within the meaning of Rule 144(a)(3) promulgated under the Securities
Act of 1933, as amended, because such shares were issued and sold by Gateway in private transactions not involving a public offering. These 4,897,807 restricted securities are held by affiliates and may only be sold pursuant to a registration statement or pursuant to Rule 144.

In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of Gateway (in general, a person who has a control relationship with Gateway) who has owned restricted securities of common stock beneficially for at least one year is entitled to sell, within any three-month period, that number of shares of a class of securities that does not exceed the greater of (I) one percent (1%) of the shares of that class then outstanding or, if the common stock is quoted on NASDAQ, (ii) the average weekly trading volume of that class during the four calendar weeks preceding such sale. A person who has not been an affiliate of Gateway for at least the three months immediately preceding the sale and has beneficially owned shares of common stock for at least two (2) years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of common stock for future sale will have on the market price of the common stock prevailing from time-to-time. Sales of substantial amounts of common stock on the public market could adversely affect the prevailing market price of the common stock.

Reverse Splits

On December 4, 2002, Gateway effected a 1 for 25,000 reverse-split of its common stock, such that every current shareholder of Gateway's common stock will hold 1 share for every 25,000 shares they held prior to the reverse split. All fractional shares were rounded up to the nearest whole share.

On April 16, 2002,Gateway effected a 1 for 3,000 reverse-split of its common stock, such that every current shareholder of Gateway's common stock will hold 1 share for every 3,000 shares they held prior to the reverse split. All fractional shares were rounded up to the nearest whole share.

Recent Sales of Unregistered Securities

The share numbers under this have been adjusted to account for both the 25,000 for 1 and the preceding 3001 for 1 reverse split effect on April 16, 2003.

On December 10, 2002, the Board of Directors authorized the issuance of 2,333 shares of restricted common stock to Neptune Communications, Inc. in conjunction with a non-dilution agreement with Neptune dated December 10, 2002. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this transfer based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock;
(3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; (6) the negotiations for the sale of the stock took place directly between the offeree and the Company and (7) Neptune is controlled by Florian Ternes an officer and Director of Gateway.

On December 11, 2002, the Board of Directors authorized the issuance of a total of 600 shares of common stock to the following residents of Japan in the stated amounts: Shuichi Yaginuma 500 shares, Yukihiro Negi 66 shares and Miwa Negi 34 shares. These shares were issued in partial payment of $165,000 in past debts owed to the above named persons. The Company issued the shares in reliance upon Regulation S. Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act of 1933, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the "issuer safe harbor"), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates
(except certain officers and directors), and persons acting on behalf of any of the forgoing (the "resale safe harbor"). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

On December 16, 2002, the Board of Directors authorized the issuance of a total of 55 shares to 8 employees as year-end bonuses. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this transfer based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was a limited number of offerees who were issued stock; (3) the offerees have not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and
(6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

On December 16, 2002, a settlement agreement was made between Gateway and Leonard Olson in which stock will be issued for 50% of the balance of debt owed
($69,960,61). the Board of Directors authorized the issuance of a total of 170 shares. The Company issued the shares pursuant to section 4(2) of the Securities
Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this transfer based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was a limited number of offerees who were issued stock; (3) the offerees have not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

On December 19, 2002, the Board of Directors authorized the issuance of a total of 333 shares to Matt Swan for accounting services. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The
Company made this transfer based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was a limited number of offerees who were issued stock; (3) the offerees have not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and
(6) the negotiations for the sale of the stock took place directly between the offerees and the Company.
On December 10, 2002 a settlement

Item 6.   Management Discussion and Analysis and Results of Operation.

This "Management's Discussion and Analysis of Financial Condition and Results of
Operation" should be read in conjunction with Gateway's audited and unaudited financial statements, the notes thereto and the other financial data included elsewhere herein. This section includes forward-looking statements which involve risks and uncertainties which are based upon Gateway's beliefs, as well as assumptions made by and information currently available to Gateway. Gateway's actual results may differ materially from the results predicted by such forward-looking statements due to various factors, including, but not limited to, those risks and uncertainties which are discussed below.

Presentation of Retail Sales. Throughout this report, "total sales" are determined as the gross sales amounts, including shipping and handling, reflected on Gateway's invoices to its distributors. Gateway does not receive the amount reported as "retail sales," and Gateway does not monitor the actual retail prices charged by the distributor for Gateway's products. "Wholesale sales" represent the actual purchase prices paid to Gateway by its distributors, after giving effect to the distributor discount. Gateway receives its wholesale sales price in cash or through credit card payments upon receipt of orders from distributors. Gateway's "gross profit" consists of wholesale sales less "cost of goods sold," consisting of the prices paid by Gateway to its manufacturers for products. Costs related to product shipments, foreign duties, and tariffs and similar expenses, as well as "commissions and bonuses," are accounted for as selling, general and administrative expenses. Gateway's use of "total sales" in reporting financial and operating data reflects the fundamental role of "total sales" in Gateway's accounting systems, internal controls and operations, including the basis upon which distributor commissions and bonuses are paid.

Results Of Operations

Gateway sold its operations to TRSG on January 11, 2001. Consequently, nearly all of Gateway's operations were conducted through TRSG until December 31, 2002 at which time Gateway sold its controlling shareholder interest in TRSG in exchange for all the assets of TRSG, $15,000 cash payment and the unilateral assumption of certain debts of TRSG. Gateway also acquired a 100% interest in Los Cabos Freedom Movement dba Grandma Hammans on August 15, 2002. The following financial discussion includes the activities of these two subsidiaries on a consolidated basis.

Years ending December 31, 2002 and 2001

Sales for the year ended December 31, 2002 decreased $769,863 to $1,154,267, from sales of $1,924,130 for the year ended December 31, 2001. The decrease in sales was a result of insufficient capital needed to purchase additional inventory and hire additional support staff.

Gross profit of $907,444 for the year ended December 31, 2002, was $403,209, or 69% lower than the gross profit of $1,310,653 for the year ended December 31, 2001. As a percentage of sales, gross profit for 2002 as compared to the same period in the prior year increased approximately 11% from 68% to 79%. The increase in gross profit as a percentage of sales primarily resulted from an decrease in costs of goods sold. The decrease in costs of goods sold reflects lower prices paid for certain goods.

Selling, general, and administrative expenses, as a percentage of sales, were 346% for 2002 as compared to 152% for the same period in 2001. Selling, general, and administrative expenses for the period ended December 31, 2002, increased
36% to $3,996,286 from $2,933,177 in the year ending December 31, 2001. The increase in these expenses resulted from management issuing consulting shares to certain consultants hired to assist Gateway with acquiring additional operations such as Grandma Hammans Specialty Foods and other expenses.

Losses








Gateway had a net loss of $2,783,378 for the year ended December 31, 2002, compared to a net loss of $843,973 in 2001. Gateway had a loss from operations of $3,088,842 in 2002 compared to a loss from operations of $1,622,524 in 2001.
Gateway's substantial increase in losses from operations and net losses were attributable to a significant increase in Selling, general and administrative expenses coupled with a significant decrease in gross sales during 2002 compared to 2001.

Liquidity and Capital Resources

Gateway's working capital needs and capital expenditure requirements have increased as a result of lower sales and increased cost associated with hiring outside consultants. Required working capital and capital expenditure requirements are expected to be met from cash flow from operations, potential future acquisitions, and the sale of Gateway's debt and equity securities. For fiscal year 2002, Gateway's working capital (deficit) decreased by $841,309
(12%) to $5,955,755 at December 31, 2002 from ($6,797,064) at December 31, 2001.
This decrease was primarily attributable to the sale of the majority interest in TRSG and the immediate relief of $635,000 in current liabilities on December 31, 2002. An additional $77,000 of the decrease comes from exchanging debt for stock in the company. Most of the rest comes from the acquisition of Grandma Hammans.

For fiscal year 2002,Gateway's operations used cash flow of $179,501, compared to net cash provided of $104,882 for the previous fiscal year.

Gateway had a negative cash flow from investing activities of $152,530 in 2002, as compared to a negative cash flow of $38,755 in 2001.

Gateway generated $322,614 in cash flow from financing activities in 2002 compared to $59,120 used from financing activities in 2001.
..
Gateways Stockholders' deficit decreased $935,356 to $5,233,061 in 2002 from
$6,168,417 in 2001.

Cash, cash equivalents and marketable securities totaled $215 at December 31, 2002 compared to $9,632 at December 31, 2001.

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

Gateway relied heavily on the issuance of its common stock to pay consultants and other professional pursuant to Form S-8 registration statements during 2002.
The result of such issuances was massive







dilution and a precipitous decline in the price of Gateway's common stock. Based upon Gateway's current financial situation it is likely that Gateway may rely heavily on the issuance of it shares to pay consultants and other professional during 2003.


Promissory Note Paid Off in Stock

On January 30, 2003, the Company and Suburban Capital entered into an agreement wherein the $235,000 debt plus an accrued interest of about $38,780, or a total of about $273,780 the Company owed was settled and paid off. As settlement for the total debt owed Suburban, Suburban foreclosed upon certain collateral shares and accepted an additional 10,000,000 shares of restricted stock as settlement for such debt.

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

Item 7.  Financial Statements

The following pages contain audited financial statements and accompanying notes as prepared by Gateway's independent auditors.

                      [THIS SPACE LEFT INTENTIONALLY BLANK]








                           GATEWAY DISTRIBUTORS, LTD.
                                    --------

                     AUDITED CONDENSED FINANCIAL STATEMENTS
                                    --------

                                December 31, 2002









                           GATEWAY DISTRIBUTORS, LTD.
                                    --------

                     AUDITED CONDENSED FINANCIAL STATEMENTS
                                    ---------

                                December 31, 2002











                           GATEWAY DISTRIBUTORS, LTD.


                                  - CONTENTS -









                                                                                               PAGE NUMBER

Financial Statements:

Independent Auditors' Report                                                                           F-1

    Consolidated Balance Sheet                                                                         F-2

    Consolidated Statement of Operations                                                               F-4

    Consolidated Statement of Changes in Stockholders' Equity (Deficit)                                F-5

    Consolidated Statement of Cash Flows                                                               F-6

    Notes to Financial Statements                                                                      F-8










             SELLERS & ANDERSEN, LLC 941 East 3300 South, Suite 202
                        --------------------------------
              Certified Public Accountants and Business Consultants
                           Salt Lake City, Utah 84106
                    Member SEC Practice Section of the AIC A
                             Telephone 801 486-0096
                                Fax 801 486-0098


Board of Directors
Gateway Distributors, Ltd.


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



We have audited the accompanying balance sheets of Gateway Distributors, Ltd. as of December 31, 2002 and the related statements of operations, stockholders= equity, and cash flows for the two years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company=s Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway Distributors, Ltd. as of December 31, 2002 and the results of its operations and its cash flows for the two years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements and notes to the financial statements, the Company has suffered significant losses. These conditions raise substantial doubt about the Company=s ability to continue as a going concern. Management=s plans regarding these matters are described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


    s/ Sellers & Andersen, LLC

April 14, 2003
Salt Lake City, Utah










                                                 GATEWAY DISTRIBUTORS, LTD.
                                                 CONSOLIDATED BALANCE SHEET



               ASSETS
                                                               DECEMBER 31,
CURRENT ASSETS:                                                    2002
   Cash and cash equivalents                             $                     215
   Accounts Receivable                                                       3,571
   Inventories                                                             127,577
                                  Total Current Assets                     131,363

PROPERTY & EQUIPMENT, at cost                                              137,150

Less accumulated depreciation and amortization                            (82,891)
                                                                            54,259
OTHER ASSETS
Goodwill & Formulas                                                        523,314
Website                                                                     25,000
Other Assets                                                               120,121
                                    Total Other Assets                     668,435

                                                                           854,057









                                            GATEWAY DISTRIBUTORS, LTD.
                                            CONSOLIDATED BALANCE SHEET


                                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                              DECEMBER 31,

                                                                                  2002
CURRENT LIABILITIES:
Current maturities of long-term debt                                                       $2,733,827

  Due to Wendtland - Grandma Hammans                                                           85,000
Accounts payable:
  Trade                                                                                       806,293
  Commissions                                                                                 701,124
Accrued expenses:
  Payroll and employee benefits                                                               192,209
  Payroll taxes                                                                               418,035
  Interest                                                                                    870,344
  Other                                                                                       280,286
Total current liabilities                                                                   6,087,118

LONG-TERM DEBT                                                                                      0

COMMITMENT & CONTINGENCY                                                                            0

TOTAL LIABILITIES                                                                           6,087,118

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock - $.001 par value
  Authorized - 1,000,000 shares
  125 shares issued and outstanding
Common stock, - $.001 par value                                                                     1
  Authorized - 25,000,000,000 shares at
  Issued and outstanding -
  2,638,226,985
                                                                                            2,638,227
  Additional paid-in capital                                                                1,883,365
  Accumulated (deficit)                                                                   (9,754,654)
Net Equity (Deficit)                                                                      (5,233,061)

Total Liabilities & Equity (Deficit)                                                         $854,057











               GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       2002                         2001
SALES                                                                                       $  1,154,267               $   1,924,130

COST OF SALES                                                                                    246,823                     613,477

GROSS PROFIT                                                                                     907,444                   1,310,653

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                                                       3,996,286                   2,933,177

(LOSS) FROM OPERATIONS                                                                       (3,088,842)                 (1,622,524)

OTHER INCOME (EXPENSE):
 Interest Expense                                                                              (287,228)                   (291,379)
 (Loss) on Disposal of Prop, Equip & Leasehold Improv                                           (36,926)              -
 Gain Disposal TRSG Subsidiary                                                                 1,001,031              -
 Impairment of Goodwill                                                                        (728,953)              -
 Litigation Settlement                                                                  -                                    572,108
NET (LOSS) BEFORE MINORITY INTEREST                                                          (3,140,918)                 (1,341,795)

MINORITY INTEREST IN LOSS                                                                        357,540                     497,822

NET (LOSS) BEFORE PROVISION FOR INCOME TAX                                                   (2,783,378)                   (843,973)

 PROVISION FOR INCOME TAX                                                               -                             -


NET (LOSS)                                                                                  $(2,783,378)               $   (843,973)



BASIC & DILUTED (LOSS) PER SHARE                                                       $          (0.03)           $          (0.06)

BASIC & DILUTED WEIGHTED AVERAGE SHARES
 OF COMMON STOCK (000 OMITTED)                                                                    86,436                      13,594












                                                             GATEWAY DISTRIBUTORS, LTD.
                                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                             DECEMBER 31, 2002 and 2001


                                          *             COMMON STOCK                    ADDITIONAL
                                                 NUMBER OF                                PAID-IN            ACCUMULATED        NET

                                                 SHARES **      AMOUNT             CAPITAL                (DEFICIT)        (DEFICIT)

TOTAL
BALANCE - January 1, 2000                $0      13,594        $13,594           $1,781,868        ($6,127,303)       ($4,331,829)

Net (loss)                                0           0              0                    0           (843,973)          (843,973)

BALANCE - December 31, 2001               0      13,594         13,594                    0        (17,342,729)        (6,168,417)

Shares issued for:
     Towards Acquisition of Grandma       0       1,000          1,000                (900)                   0                100
                Hammans
  Debt Elimination                        0      14,500         14,500               62,500                   0             77,000
  Services                                0   2,609,133      2,609,133               39,898                   0          2,649,019
  Pledging Stock for Debt                 1           0              0                  (1)                   0                  0

Net (loss)                                            0              0                    0         (2,783,378)        (2,783,378)

BALANCE-December 31, 2002                $1   2,638,227     $2,638,227           $1,883,365        ($9,754,654)       ($5,233,061)

* Preferred Stock, 125 shares issued at par ($.001par value). ** Common Stock, number of shares to nearest 1,000 (000omitted).










                                     GATEWAY DISTRIBUTORS, LTD.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                DECEMBER 31         ,DECEMBER 31,
                                                                  2002                  2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                       ($2,783,378)             ($843,973)
Adjustments to reconcile net (loss)
to net cash from (to) operating activities:
  Depreciation & Amortization Prop & Equip                             38,868                 55,162
  Amortization Goodwill                                                67,169                 81,862
  Stock Issued for Services                                         2,649,019                      0
  Stock Issued for Debt                                                77,000                      0
  Minority Interest                                                 (357,540)              (497,822)
  Loss on Disposal of Fixed Assets                                     36,926                      0
  Gain on Sale of Subsidiary & Related Debt Settlement            (1,001,031)                      0
  Impairment of Goodwill                                              728,953                      0
Changes in operating assets and liabilities which increase (decrease) cash flow:
  Accounts Receivable                                                  38,765                  8,897
  Inventory                                                          (75,478)                153,612
  Prepaid Expenses and Other Current Assets                               939                133,025
  Accounts Payable and Commissions                                     77,450              1,134,760
  Accrued Expenses                                                    322,837                172,443
  Deferred Revenue                                                          0              (293,084)
Net cash provided (used) from operating activities                  (179,501)                104,882

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital (Outlays)/Disposals                                        (42,530)               (38,755)
  Purchase of Grandma Hammans                                        (85,000)                      0
  Purchase Website                                                   (25,000)                      0
Net cash provided (used) from investing activities                  (152,530)               (38,755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from term debt after principal payments                  322,614                      0
Principle payments on debts (over) net proceeds term debt                   0               (59,120)

Net cash provided (used) from financing activities                    322,614               (59,120)
                                                           ------------------    -------------------



NET INCREASE (DECREASE) IN
CASH EQUIVALENTS                                                      (9,417)                  7,007

CASH AND CASH EQUIVALENTS -
 beginning of period                                                    9,632                  2,625

CASH AND CASH EQUIVALENTS -
 end of period                                                           $215                 $9,632
















                                     GATEWAY DISTRIBUTORS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     DECEMBER 31,                  DECEMBER 31,
                                                         2002                          2001
SUPPLEMENTAL DISCLOSURE

CASH PAID FOR:
Interest                                                         $35,000                     $57,100
Taxes                                                                 $0                          $0


NON CASH INVESTING AND FINANCING ACTIVITIES


STOCK ISSUED FOR:
Services                                                      $2,649,019                          $0
Debt Elimination                                                  77,000                           0
Asset Acquisition                                                   $100                          $0









                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1 -       ORGANIZATION, HISTORY AND BUSINESS ACTIVITY:

               The Company incorporated on May 26th, 1993 as a Nevada corporation under the name of Gateway Distributors, Ltd. ("the
               Company").

               The Company is a distributor of vitamin, nutritional supplements and whole health foods mainly in the United States of America and Canada. Many of the formulas used in the products the Company sells and distributes are made from its own formulas.

               On August 15th, 2002, the Company acquired 100% ownership of
               Grandma Hammans and it's operations. This acquisition is reported on the purchase method of accounting and has been consolidated with the Company. All significant intercompany eliminations have been recognized.

               On December 31, 2002, the Company sold most all of it's ownership interest in TRSG Corporation ("TRSG") previously a majority owned subsidiary. TRSG is recognized in these consolidated financial statements to the point of sale, which is December 31, 2002.

               On December 31, 2002, the Company bought all of the assets and assumed a significant portion of the debts of TRSG. This transaction is reported on the purchase method of accounting using the carrying value on the books of TRSG as the cost basis on the books of the Company.

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               Principles of Consolidation

               The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Grandma
               Hammons since August 15, 2002, the date of acquisition and its previously majority owned subsidiary TRSG Corporation to December
               31, 2002, the date of sale. Intercompany transactions and balances have been eliminated in consolidation.

               Cash and Cash Equivalents

               For purposes of the statement of cash flows, cash equivalents include cash in banks and all highly liquid investments with original maturities of three months or less.









                                        GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    DECEMBER 31, 2002

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

               Earnings (Loss) per Share

               Basis and diluted earnings (loss) per share are computed on a weighted average of shares issued and outstanding through the year. No recognition of stock options and warrants and other dilutive stock interests are recognized in the computation as there are net operating losses and it would be antidilutive.

               Income Taxes

               The Company has adopted the provisions of statements of Financial
               Accounting Standards No. 109, "Accounting for Income Taxes," which incorporates the use of the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the income tax basis of assets and liabilities.









                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                DECEMBER 31, 2002

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

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

               Leasehold improvements                                                           39 years
               Furniture and fixtures                                                        5 - 7 years
               Machinery and equipment                                                       3 - 5 years
               Transportation equipment                                                      5 - 7 years

               Depreciation expense for the years ended December 31, 2002 and 2001 was $0 and $0, respectively.

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

               Intangible Assets

               The Financial Accounting Standards Board has issued FASB 142
               AGoodwill and Other Intangible Assets@ effective for fiscal years beginning after December 15, 2001. According to this FASB, goodwill should not be amortized. Instead it should be reviewed for impairment annually and charged to earnings only when its recorded value exceeds its implied fair value.

               The Company in its acquisitions of it subsidiary Grandma Hammans on August 15, 2002, determined the implied fair value of all intangible assets was the cost of formulas. Therefore, no goodwill on this transaction was recognized.









                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

               The Company purchased the assets and selected liabilities of TRSG
               Corporation ("TRSG") on December 31, 2002. TRSG was a majority owned subsidiary of the Company up to December 31st, when it sold its interest in TRSG. Therefore the Company has recognized the carrying value on the books of TRSG as its carrying value of the assets it received in this asset purchase from TRSG. The transaction involved the Company assuming more liabilities than the assets acquired. Management is of the opinion that this asset purchase received no goodwill benefit to the Company. Therefore, the Company has expensed as a loss on the asset acquisition of TRSG with no implied fair value assigned to goodwill.

               The Company acquired formulas on December 31, 2002, valued at $475,000 and has determined that is also the implied fair value.
               The Company also acquired formulas earlier through the acquisition of its subsidiary Grandma Hammans valued at $48,314
               The Company also evaluated these formulas and determined the implied fair value exceeds its recorded value. Therefore, there is no adjustment to intangible assets as implied value is equal to or exceeds recorded value.

               Comprehensive Income

               The Company has adopted SFAS No. 130 Reporting Comprehensive Income.  The
               Company has no reportable differences between net income and comprehensive income, therefore a statement of comprehensive income has not been presented.

               Net (Loss) per Share of Common Stock

               The basic and diluted net income (loss) per common share in the accompanying statements of operations are based upon the net income (loss) divided by the weighted average number of shares outstanding during the periods presented. Diluted net (loss) per common share is the same as basic net (loss) per share because including any pending shares to issued for goodwill would be anti-dilutive.










                                        GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    DECEMBER 31, 2002

               NOTE 2 -                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
               CONTINUED:

               Fair Values of Financial Instruments

               The carrying amounts of the Company=s cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

               It is currently not practicable to estimate the fair value of the long-term debt obligations because these note agreements contain unique terms, conditions, covenants and restrictions which were negotiated at arm=s length with the Company=s lenders, there is no readily determinable similar instrument on which to base an estimate of fair value. Accordingly, no adjustment to fair value has been determined.

               Advertising Costs.

               The Company conducts nondirect response advertising for which the costs are expensed when incurred. Total advertising costs of $8,325 and $13,173 were incurred for the years ended December 31, 2002 and 2001, respectively.

               Revenue Recognition

               Revenue is recognized in the period in which the products are shipped.

               Reclassifications

               Certain amounts in 2001 have been reclassified and represented to conform to the current financial statement presentation.

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









                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 3 -       SALE OF MAJORITY OWNED SUBSIDIARY - TRSG CORPORATION:

               The Company purchased the assets and selected liabilities of TRSG
               Corporation ("TRSG") on December 31, 2002. TRSG was a majority owned subsidiary of the Company up to December 31, 2002, when it sold most of its interest in TRSG. Therefore, the Company has recognized the carrying value on the books of TRSG as its carrying value of the assets it received in this asset purchase from TRSG. The transaction involved the Company assuming more liabilities than the assets acquired. Management is of the opinion that this asset purchase received no goodwill benefit to the Company. Therefore, the Company has expensed as a loss on the asset acquisition of TRSG with no implied fair value assigned to goodwill.

               When the Company originally acquired TRSG effective January 11,
               2001, it sold all of its assets and selected debt to TRSG for approximately 78% of the stock ownership of TRSG. The Company in this buy/sell transaction paid approximately $350,000 more for the stock than the assets and selected debt transferred were valued at the time. This $350,000 was being amortized over 15 years.

               The Company sold TRSG for $15,000 cash on December 31, 2002. The value of goodwill at December 31, 2002, date of purchase, management has concluded its implied fair value is zero.
               Therefore, it is written off to the statement of operations as impairment of goodwill combined with other impaired goodwill of the Company.

               At December 31, 2002, the company owned 12,988,660 shares of TRSG or 6.65% of the total stock of TRSG. The par value of the 12,988,660 restricted shares of TRSG is under $500. It is reported as part of the "other assets" on the balance sheet with a carrying value of $0.

               By April 14, 2003 TRSG had issued an additional 800,000,000 new shares of stock. The company's 12,988,660 shares of TRSG's stock now equaled 1.31% of total shares outstanding with an estimated par value still under $500.









                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 4 -       BUSINESS COMBINATION:

               On August 15, 2002, the Company acquired all equity interest in Los Cabos Freedom Movement, a Wisconsin LLC, dba Grandma Hammans
               Specialty Foods ("Grandma Hammans"). The Company in a note payable and for issued 1,000,000 shares of Company stock valued at $100 for this acquisition. This transaction is reported on the purchase method of accounting and has been consolidated into these financial statements. All significant intercompany transaction have been accounted for and eliminated.

NOTE 5 -       TERM DEBT:

               Term debt consisted of the following at December 31,2002:

               Convertible notes payable                                   $1,594,318

               Notes payable - related parties, interest ranging from 6.5% -
               10%, currently due,
               unsecured.                                                     186,379

               Notes payable - stockholders, payable in monthly installments ranging from $25 - $1,278, plus interest at 7% - 14%,
               due at various dates, unsecured.                                47,563

               Note payable - corporation, payable
               in monthly installments of $9,000, plus
               interest at 3%, currently due, unsecured.                       33,970

               Note payable, individual, all unpaid
               principal and interest at 10% is due
               on January 31, 2001, unsecured.                                136,597










                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

               Note payable, corporation, due in one year Secured with shares of
               Rule 144 restricted Stock - Due & payable beginning April 15,
               2003 Through June 21, 2003, On January 30, 2003
               Converted for $10,000 & all stock pledged.                     235,000

               Note payable to Advisor for services rendered. Secured by common stock of Company Note payoff comes from proceeds Advisor receives in Company stock sales when he
               sells his unrestricted stock of the company                    500,000
                                                                       ----------------
                                                                            2,733,827
               Less current portion                                         2,720,041
                                                                          -----------

               Long - term debt                                          $     13,786
                                                                         ============



               Convertible notes payable are to individuals and bear interest at 12% per annum. Principal and accrued interest is due twelve months from the date of issuance. These notes are convertible at the option of the holder into shares of the Company=s common stock, at an initial conversion price of $.80 per share.
               Approximately $830,000 of accrued interest relating to these notes at December 31, 2002, is also convertible into the Company=s common stock. At December 31, 2002 the approximate total of common shares available through conversion of the aforementioned debt is 2,080,000.

               The notes may be called for conversion when the average of the bid and asked prices of the common stock exceeds $1.00 per share for ten consecutive days. Although the notes issued will be Afreely tradeable@ under federal securities laws, there is currently a small public market for the notes. As of December 31, 2002 the convertible notes issued during the year ended December
               31, 2002 and prior have not been converted to common stock as the initial public offering has not transpired.










                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

               Maturities of long-term debt are as follows:

               Year ending December 31:
                  2003                                                                        $2,720,041
                  2004                                                                             4,941
                  2005                                                                             5,350
                  2006                                                                             3,495
                  2007                                                                          -
                                                                                       -------------------

                                                                                            $  2,733,827

NOTE 6 -       COMMITMENTS AND CONTINGENCIES:

               On December 31, 2002, the Company acquired all assets and selected liabilities of TRSG Corporation ("TRSG"). Under the terms of the agreement, TRSG chooses which creditors it continues to owe and all others are passed to the Company. This agreement has not been agreed upon by the creditors of TRSG. The agreement appears to pass all liabilities to the Company including any that could come up at a later date that are undisclosed. Because the Company cannot control nor decide which creditors it will ultimately pay, management has concluded there is a possible contingency that it could pay more in liabilities of TRSG than the agreement contains.

               Management is presently negotiating with the creditors of TRSG to issue stock for debt. Some creditors have agreed to this arrangement; therefore, management is of the opinion that the ultimate cash outgo of the Company will not exceed the recorded liabilities assumed in the asset purchase of TRSG. Therefore, management has concluded not to recognize any amount of a contingency for the asset purchase of TRSG.

               In July of 2001, the Company acquired the business of A & A
               Medical ("A&A") located in Salt Lake City, Utah. In February
               2002, the Company sold the business to an unrelated party. The
               Company issued 100,000 shares of stock originally valued at $282,639 in 2001 for this acquisition. The stock has also been represented in these financial statements at the same amount of $282,639.

               The results of operations and related activity of A& A have not been audited for the periods in question and excluded from these financial statements. The Company determined it was not auditable for two reasons: 1) it is now out of business, 2) the records are unattainable. Management has reported what the Company paid towards the purchase and operations of A& A, in cash as well as stock of the








               Company, as an unidentified amount in the statement of operations under "selling, general & administrative expenses.".









                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
NOTE 7 -       INCOME TAXES:

               No provision was made for income taxes in 2002 and 2001 as a result of the net loss for each year and a net operating loss carryforward. A valuation reserve on the deferred tax assets of approximately $2,600,000 offsets deferred tax benefit of equal amount as no assurance can be given it can be used. As of December 31, 2002, the Company has available net operating loss carry forward of approximately $9,500,000. Expiration dates on these carry forward begin in 2010 and end in 2021.

NOTE 8 -       EQUITY:

               Reverse Stock Split

               On December 4, 2002, the Company effected a 25,000 to 1 reverse stock split. The financial statements have reflected this reverse stock split retroactive to the first date of these financial statements, which is December 31, 2000.

               Stock Issued for Services Provided

               The Company continually seeks to improve its financial position by seeking an investor in exchange for equity in the Company. The value assigned to the stock for these transactions will vary based on the market value of stock at the time.

               Many services were being provided and paid for by stock issuances during 2002. The Company issued stock based on market value at the time of issuance. Due to the market conditions and the negative cash flow of the Company it was decided that it was in the best interest of the Company to do a 25,000 to 1 reverse stock split in an attempt to stabilize the stock price. During
               2002, 2,609,434,985 shares were issued for a total value of $1,172,365.

               Stock Issued for Debt

               From time to time a creditor has been willing to convert his debt for stock. The value of the conversion depends on the negotiations as well as the value of the stock at the time.
               During 2002, 14,500,000 shares were issued for a total value of $77,000.









                                        GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    DECEMBER 31, 2002

               Consulting Services Secured by Stock

               On October 23, 2002, the Company entered into an agreement with Suburban Capital Corporation ("Suburban") and its assigns. The terms of the agreement call for Suburban to perform consulting services for the Company, the value of which is not to exceed
               $1,500,000. It is computed based on the stock issued to Suburban and what sale proceeds Suburban receives. Suburban can own up to 9.9% total ownership in the Company at any one time. Suburban's stock is registered with the SEC on Form S-8 and is unrestricted
               (free trading) stock. Up to every 60 days Suburban can receive up to 9.9% of the total issued and outstanding shares of the Company and sell it and keep the proceeds. Once Suburban has received
               $1,500,000 in proceeds from stock sales, or on or about April 15, 2003, which ever comes first, then the Company has no further obligation to issue Suburban additional stock.

               On January 14, 2003, this agreement was redrafted Oct 23, 2003 was voided. Among the modifications is a change in the amount owed to Suburban. The amount was changed to $550,000.

               Suburban has not made an adequate and proper accounting to the Company as to the proceeds Suburban has received nor the stock
               Suburban still had on hand as of December 31, 2002. It is management's best estimate that the maximum amount owed to Suburban at December 31, 2002, is $500,000 out of the $550,000.
               The $500,000 is recognized under Term Debt. (Refer to Note on
               Term Debt.)

               Promissory Notes Secured By Stock

               During 2002 the Company borrowed a total of $235,000 from Suburban Capital. The various loans bear an interest rates ranging from 10% to 50% and are due 1 year from the date of the loan. The loans are secured by a total of 5,062,000 shares, which at the market value on December 31, 2002 would total $75,930.









                                        GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    DECEMBER 31, 2002

                Notes Convertible into Stock

               There are $1,491,225 of convertible notes payable as of December
31, 2002.

               Convertible notes payable are to individuals and bear interest at 12% per annum. Principal and accrued interest is due twelve months from the date of issuance. These notes are convertible at the option of the holder into shares of the Company=s common stock, at an initial conversion price of $.80 per share.
               Approximately $830,000 of accrued interest relating to these notes at December 31, 2002, is also convertible into the Company=s common stock. At December 31, 2002, the approximate total of common shares available through conversion of the aforementioned debt is 2,080,000.

               The notes may be called for conversion when the average of the bid and asked prices of the common stock exceeds $1.00 per share for ten consecutive days. Although the notes issued will be Afreely tradeable@ under federal securities laws, there is currently only a small public market for the notes. As of December 31, 2002 the convertible notes issued during the year ended December 31, 2002 and prior have not been converted to common stock as the initial public offering has not transpired.

               Stock Issued for Acquisition of Subsidiary

               The Company acquired Grandma Hammans as a wholly owned subsidiary for 1,000,000 shares of Company stock, valued at $100.

               Stock Options

               On December 4, 2002, the Company effected a 25,000 for 1 reverse stock split. Before that date there were granted options for 645,000 shares of common stock at an exercise price of $1.00 per share. Because of the stock split management is of the opinion the stock options in place are of no measurable value and are anticipating terminating the existing stock option plan.
               Therefore, in computing earnings per share all stock options have been ignored.









               GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 9 -       RELATED PARTY TRANSACTIONS:

               Amounts due to related parties included in accounts payable at December 31, 2002 and 2001 were $7,037 and $69,751, respectively.

NOTE 10  -     OPERATING LEASES:

               The Company leases its office and certain office equipment items under operating leases which expire at various dates through December 2007. The following is a schedule, by years, of future minimum rental payments required under these operating leases as of December 31, 2002.

               Year ending December 31:
                  2003                                                                         $  99,688
                  2004                                                                            67,080
                  2005                                                                             3,824
                  2006                                                                             3,824
                  2007                                                                             3,824
                                                       2008 and forward                            -
                                                                                          ----------------
               Total minimum payments                                                           $178,240
                                                                                                ========

               The Company leases a building under an operating lease through August 1, 2004. The monthly amount at December 31, 2002 is
               $7,402.

               Total rent expense charged to operations for the years ended
               December 31, 2002 and 2001, was $0 and $4,500 respectively.


NOTE 11 -      CONSIDERATIONS AFFECTING THE COMPANY=S ABILITY TO
CONTINUE          AS A GOING CONCERN:

         There have been significant recurring losses and negative cash flows from operations for the past three years, which has resulted in a severe working capital deficiency. This deficiency has contributed to inventory shortages and decreased sales, limited the ability of the Company to meet its current obligations and caused the Company to default on debt repayments.









                                          GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARY
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 2002

                  In the event the Company is unable to raise sufficient operating capital, the aforementioned conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the occurrence of such conditions and have been prepared assuming that the Company will continue as a going concern.

NOTE 12 -      SUBSEQUENT EVENTS:

               Civil Action

               On or about March 27, 2003, the United States Securities and
               Exchange Commission ("SEC") filed a complaint for injunctive and other equitable relief against one of the Company's consultants
               (Civil Case Number 03C 2182 in the United States District Court,
               Northern District of Illinois). The Company and its CEO are named as defendants in this court case. They are required to provide any and all documentation they have involving this civil case.

               Promissory Note Paid Off in Stock

               On January 30, 2003, the Company and Suburban Capital entered into an agreement wherein the $235,000 debt plus an accrued interest of about $38,780, or a total of about $273,780 the Company owed was settled and paid off. In exchange for the total debt Suburban received all of the shares Suburban held as security except the Neptune Communication stock (agreement
               December 16, 2002) which was returned to Neptune Communications.
               Plus, there was an additional 10,000,000 shares of restricted stock. Because restricted stock is involved, it is not possible to determine what the value of the stock was worth at the time the agreement took place.

               Pending Reverse Stock Split (Unaudited)

               The Company is presently in the process of affecting a 3,000 for 1 reverse stock split. Management believes this will come about on or after April 16, 2003. Since this is a pending action of the Company, and has not taken place, it is not recognized in these financial statements as to the number of shares issued and outstanding.









                                                      PART II

Item 8.  Changes in and Disagreements with Accountants.

As reported in its report on Form 8-K filed on November 22, 2002, on November
13, 2002, Perrin Fordree & Company P.C. ("Perrin") resigned as Gateway
Distributors, Ltd.'s ("Gateway") as its principal accountant engaged to audit
Gateway's financial statements, effective as of November 13, 2002. The audit reports of Perrin for the two previous fiscal years, covering fiscal years 2000 and 2001, and subsequent interim periods (the "reporting periods") had not contained any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles other than expressing a going concern. In connection with the reporting periods, Gateway has had no disagreements with Perrin on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused
Perrin to make reference in connection with their opinion to the subject matter of the disagreement. Additionally, during the reporting period there were no reportable events, as defined in Item 304(a)(1)(iv) of Regulation S-B.
On November 13, 2002, Gateway retained Sellers & Associates P.C., of Ogden,
Utah, ("Sellers"), to be its principal accountant, engaged to audit Gateway's financial statements. Sellers & associates, PC has since become sellers &
Andersen, LLC of Salt Lake City, Utah. This action was taken to replace the firm of Perrin. Gateway's Board of Directors approved the engagement of Sellers as the principal accountant. Prior to engaging Sellers, Gateway did not consult with Sellers regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Gateway's financial statements, or any other financial presentation, whatsoever.

                                                     PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

Directors and Executive Officers.
--------------------------------

The directors and executive officers of Gateway are as follows:


Name                             Age        Position
Richard A. Bailey                47         Chairman of the Board of Directors, Chief Executive
                                            Officer and President
Florian R. Ternes                54         Director, Chief Operating Officer, Secretary
Matt Swan                        43         Director

All directors serve a term of one year or until their successors have been duly elected and qualified.

Richard A. Bailey, 47, has served as Chairman, Chief Executive Officer, and
President of Gateway since its May 1993 inception. In 1981, Mr. Bailey purchased a small, local mobile wash company in North Las Vegas, Nevada. He expanded operations to include aviation services, growing Gateway from two employees in 1981 to in excess of three hundred by 1988. He served as president of the business as it grew to $7,000,000 a year in revenue, operating in twenty-seven cities throughout the United States.  In
1990, Mr. Bailey became involved in the network marketing/direct selling business.  In 1997, Mr. Bailey elected to sell the aviation company to International Total Services in order to devote one hundred percent of his time to Gateway.  Mr. Bailey will serve as director until the next annual shareholders meetings

Florian R. Ternes, 54, has served as Chief Operating Officer and Secretary of
Gateway since 1995. He became a director in 1999. He began his career in the airline industry and became City Vice President of Continental Airlines, Denver,
Colorado hub in 1989, where he managed approximately 7,500 employees with a budget of $250 million. His airline career involved running several large hubs for various airlines which included the Northwest International Gateway in Los
Angeles, the Detroit Hub for Republic Airlines, the Denver Hub for Continental
Airlines. In 1995, he left the airline industry to join Richard A. Bailey in other business opportunities. As one of those ventures, he became president of a nutritional company generating revenues in excess of $13,000,000 a year. After assisting in completing its successful public offering, he resigned in January
1998 to join Gateway on a full-time basis.

Matt Swan, 43, is Managing Partner in a public accounting firm of Swan &
Gardinar. Emphasis in tax planning, preparation and consulting, financial statement preparation, business and strategic planning, and corporate and business entity planning. Started solo practice in 1991 merged in 1998 due to growth of over 500%. From 1986 to 1991 worked for Deloitte & Touche in Las
Vegas, Nevada as a business plan specialist. Graduated from Idaho State
University with a BS in Accounting and passed the CPA exam.. He is a Member of the American Institute of Certified Public Accountants Board member of non-profit Board member of local Credit Union

Involvement in Certain Legal Proceedings.

Richard Bailey has been named as a defendant in a civil injunctive action filed on March 28, 2003, by the Securities and Exchange Commission in the United
States District Court in the Northern District of Illinois, Civil Action No.
03-C-2182. The action alleges that the named defendants were involved in a scheme to violate the registration, anti-fraud and reporting violations of the federal securities laws. The complaint seeks injunctive relief as to Mr. Bailey that could prevent him from serving as an officer or a director for the Company in the future, or other relief that could impact Mr. Bailey's ability to serve the Company.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to Gateway, Gateway is aware of three persons who during the fiscal year ended December 31, 2001 were directors, officers, or beneficial owners of more than ten percent of the Common
Stock of Gateway, and who failed to file, on a timely basis, reports required by
Section 16(a) of the Securities Exchange Act of 1934 during such transitional year as follows:

Richard A. Bailey - Mr. Bailey was an officer and director of Gateway during all of the year 2002.  Mr.
Bailey further failed to timely file a Form 5 for the year ended December 31, 2002.

Florian R. Ternes - Mr. Ternes was an officer and director of Gateway during all of the year 2002.  Mr.
Ternes further failed to timely file a Form 5 for the year ended December 31, 2002.








Matt Swan -Mr. Swans was an officer and director of Gateway during all of the year 2002.  Mr. Swan made no Section 16(a) compliance filings during the year ended December 31, 2002.  Mr. Swan further failed to timely file a Form 5 for the year ended December 31, 2002.


ITEM 10. EXECUTIVE COMPENSATION

Except as noted in the table below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of Gateway during 2002 and 2001. The following table and the accompanying notes provide a summary of compensation paid during the past two fiscal years concerning cash and noncash compensation paid or accrued by Gateway's president.

                                            SUMMARY COMPENSATION TABLE

                                                  Annual Compensation                       Long Term Compensation
                                                                                           Awards                         Payouts
                                                                                                Securities
                                                                                  Restric
                                                                    Other           ted          Underlyi
                                                                    Annual         Stock            ng                     All Other
                                                        Bon        Compensa        Award(        Options           LTIP     Compensa
     Name and Principal                    Salary       us           tion            s)            SARs           payouts       tion
          Position             Year         ($)         ($)          ($)            ($)            (#)              ($)          ($)
Richard A. Bailey,             2002           84,000                                 $20,000
President and Chief E          2001           60,000         -                -            -               -                -      -
                                                             -                -            -               -                -      -
                                                             -                -            -               -                -      -


As of the date hereof, Gateway has not granted stock options or stock appreciation rights to any executive officer or director of Gateway. Salaries owed Richard R. Bailey and Florian R. Ternes have not been paid and have been deferred for payment in year 2002 or later in the form of stock and / or cash based on Gateway's financial position. Both parties agreed to delay the payment.

Compensation of Directors.

Gateway pays traveling expenses, hotel, food, and $300 for each board meeting.
Stock options and dividends will be a consideration in the future, based on profitability of Gateway.

Employment Contracts.

Gateway entered into an employment agreement (the "Bailey Employment Agreement") with Richard A. Bailey, its president and chief executive officer, dated May 1, 1999. The Bailey Employment Agreement provides termination of the employment at the will of either Mr. Bailey or Gateway. The Bailey Employment Agreement provides for a base salary of $100,000 annually commencing May 1, 1999, which shall be reviewed periodically. Such review may result in an increase or bonuses for Mr. Bailey. In the event Gateway is unable to pay the annual salary, Gateway will issue to Mr. Bailey one share of its Common Stock for each dollar owed at the end of Gateway's fiscal year. In the event that Mr. Bailey's employment is terminated as a result of (a) his retirement under Gateway's retirement program,
(b) his







disability resulting in absence from his duties to Gateway on a full-time basis for over one year, (C)) his death, (d) a material reduction in his responsibilities or title, or (e) a reduction of his cash compensation by more than 10% below the highest annual salary from time to time in effect, Gateway is obligated to pay to Mr. Bailey, as severance and/or liquidated damages, an amount equal to one and one-half times his highest annual earnings during his employment with Gateway each year for a period of five years. Mr. Bailey agreed to reduce his salary to $60,000 annually once TRSG places him on their payroll with the remainder of the agreement remaining in force.

Gateway entered into an employment agreement (the "Ternes Employment Agreement") with Florian R. Ternes, its Secretary and Chief Operating Officer, dated May 1,
1999. The Ternes Employment Agreement provides termination of the employment at the will of either Mr. Ternes or Gateway. The Ternes Employment Agreement provides for a base salary of $85,000 annually commencing May 1, 1999, which shall be reviewed periodically. Such review may result in an increase or bonuses for Mr. Ternes. In the event Gateway is unable to pay the annual salary, Gateway will issue to Mr. Ternes one share of its Common Stock for each dollar owed at the end of Gateway's fiscal year. In the event that Mr. Ternes' employment is terminated as a result of (a) his retirement under Gateway's retirement program,
(b) his disability resulting in absence from his duties to Gateway on a full-time basis for over one year, (c) his death, (d) a material reduction in his responsibilities or title, or (e) a reduction of his cash compensation by more than 10% below the highest annual salary from time to time in effect, Gateway is obligated to pay to Mr. Ternes, as severance and/or liquidated damages, an amount equal to one and one- half times his highest annual earnings during his employment with Gateway each year for a period of five years.

Item 11.          Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of Gateway's Common Stock, $.001 par value ("Common Stock") as of April 15, 2003, (I) by each person who is known by Gateway to be the beneficial owner of more than 5% of its Common Stock; (ii) by each of Gateway's directors and officers; and (iii) by all of Gateway's directors and officers as a group:


     Title of Class          Name and Address of Beneficial          Nature of Ownership          Amount of        Percent
                                         Owner                                                    Ownership        Of Class
      Common Stock                 Richard A. Bailey                        Direct                2,358,806         36.2%
   ($0.001 par value)        3035 East Patrick Lane, Suite
                                          14,
                                Las Vegas, Nevada 89120
      Common Stock                 Florian R. Ternes                        Direct                2,355,472         36.17%
   ($0.001 par value)        3035 East Patrick Lane, Suite
                                          14,
                                Las Vegas, Nevada 89120
      Common Stock                     Matt Swan                            Direct                   41
   ($0.001 par value)       3035 East Patrick Lane, Suite 4,
                                Las Vegas, Nevada 89120









      Common Stock          All officers and directors as a                 Direct                4,714,319         72.39%
      ($0.001 par                group (4 individuals)
         value)

Item 12.  Certain Relationships and Related Transactions.

On December 31, 2002 Gateway purchased all assets of TRSG without shareholder or notice and unilaterally assumed the debts of certain creditors. Gateway then sold its controlling shareholder interest for $15,000 to an unrelated party.
Gateway is doing business as "The Right Solution ".

On December 10, 2002, the Board of Directors authorized the issuance of 7,000,000 shares of restricted common stock to Neptune Communications, Inc. in conjunction with a non-dilution agreement with Neptune dated December 10, 2002.
Florian Ternes, an officer and director of Gateway, is the sole shareholder, officer and director of Neptune

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 32 of this form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K.
   ----------------------

                  (1) On August 9, 2002, 2003 Gateway filed a Form 8-K setting forth that Gateway had filed with the State of Nevada its amended Articles of Incorporation to increase the authorized shares of $0.001 par value common stock from 1,000,000,000 to 25,000,000,000.

                  (2) On November 22, 2002 Gateway filed a Form 8-K/A  disclosing a change in the certifying Accountant.  Perrin Fordree & Company P.C. resigned and were replaced by
                  Sellers & Associates P.C.

                  (3) On December 30, 2002 Gateway filed a Form 8-K disclosing recent issuances of common stock.









ITEM 14.   CONTROLS AND PROCEDURES

Gateway's president acts both as Gateway's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for Gateway. The Certifying
Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of Gateway's disclosure controls and procedures (as defined in Rule
13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in Gateway's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, Gateway has no segregation of duties related to internal controls.









                                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, there unto duly authorized.

                               Gateway Distributors Ltd


Dated: April 25, 2003                   By:   __/s/ Richard Bailey_____________
                                             -
                                                   Richard Bailey, CEO, President and CFO


Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.



SIGNATURE                                         TITLE                                      DATE

                                                    CEO, Pres., CFO and  Di               April 25, 2003
/s/ Richard Bailey
Richard Bailey

                                                             Director                     April 25, 2003
 /s/ Florian ternes
Florian Ternes

                                                         Director                          April 25, 2003
/s/ Matt Swan-------------------------------
Matt Swan








                                                 INDEX OF EXHIBITS
Exhibit          Page
No.                No.                                                     Description
-------------------------------------------------------------------------------------------------------------------


3(i)(a)            *                Amended and Restated Articles of Incorporation of the Company.
                                    Incorporated by reference from Form 10-SB/A filed December 15, 1999.

3(i)(b)            *                Bylaws of the Company, as amended.  Incorporated by reference from
                                    Form 10-SB/A filed December 15, 1999.

4.1                *                Specimen Common Stock Certificate.  Incorporated by reference from
                                    Form 10- SB/A filed December 15, 1999.

4.2                *                Specimen 12% Convertible Note

10(i)              38               Stock Purchase agreement between Gateway and Dan Davisi dated 3rd
                                    December 2002.

10(ii)             43               Asset Purchase agreement between Gateway and TRSG Corporation dated 3rd December 2002.

10(iii)            49               Promissory note dated 5th December 2002 between Gateway and
                                    Suburban Capital for $45,000.

10(iv)             51               Settlement Agreement between Gateway and Mayway 6th December
                                    2002

10(v)              55               Settlement Agreement between Gateway and Olson 6th December 2002

10(vi)             58               Settlement Agreement between Gateway and Goins 6th December 2002.

10(vii)            61               Consulting agreement between Gateway and Miwa Negi dated 9th
                                    December 2002.

10(viii)           64               Consulting agreement between Gateway and Yukihiro Negi dated 9th
                                    December 2002.

10(ix)             68               Consulting agreement between Gateway and Shuichi Yaginuma dated 9th
                                    December 2002.

10(x)              72               Settlement agreement between Gateway and Olson 10th December 2002

10(xi)             74               Non-dilution agreement between Neptune and Gateway 10th December
                                    2002

10(xii)            75               Security agreement between Suburban Capital Corp and Neptune
                                    Communications dated 16th December 2002.









10(xiii)           88               Consulting agreement between Gateway and Suburban Capital
                                    Corporation dated 14h January 2003.  Replacing all previous agreements.

10(xiv)            93               Agreement between Gateway and Suburban Capital Corporation and
                                            Frank Custable and Neptune Communications dated 29th January 2003.

10(xv)             95               Agreement between Gateway and Suburban Capital Corporation  and
                                    Neptune Communications dated 30th January 2003.

10(xvi)            97               Agreement between Gateway and Suburban Capital Corporation and
                                    Neptune Communications dated 30th January 2003.

10(xvii)           100              Agreement between Gateway and Suburban Capital Corporation and
                                    Frank Custable and Neptune Communications dated 29th January 2003.

10(xviii)          103              Agreement between Gateway and Suburban Capital Corporation dated
                                    30th January 2003.

99.1               37               Certification As Adopted Pursuant To Section 302 Of The Sarbanes-
                                    Oxley Act Of 2002

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by Gateway.








Exhibit 99.1

                     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

   In connection with the Yearly Report of Gateway Distributors, Ltd.,
("Gateway") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Richard Bailey, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

   1.              I have reviewed this yearly report on Form 10-KSB of Gateway Distributors Ltd., and:

               (a)     The Report complies with the requirements of section 13(a) or 15(d) of the Securities
               Exchange Act of 1934; and

               (b) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Gateway.

   2. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
                   13a-14 and 15d-14) for Gateway and I have:

   a) designed such disclosure controls and procedures to ensure that material information relating to Gateway, including its consolidated subsidiaries, is made know to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b)
   c) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this yearly report (the "Evaluation
                   Date"); and
   d)
   e) presented in this quarterly report are my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date:

   3.     I have disclosed, based on my most recent evaluation, to Gateway's auditors and the board of directors
   a)              all significant deficiencies in the design or operation of internal controls which could adversely affect Gateway's ability to record, process,
                   summarize and report financial data and have identified for
                   Gateway's auditors any material weakness in internal
                   controls; and
   b)              any fraud, whether or not material, that involves management or other employees who have a significant role in Gateway's internal controls; and

   4. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    /s/ Richard Bailey
   Richard Bailey
   CEO and CFO
   April 23, 2003








                                             STOCK PURCHASE AGREEMENT
                                                   Exhibit 10(i)
                       This Stock Purchase Agreement dated this 3rd day of December, 2002 and shall be effective as of December 31, 2002 (hereinafter the "Agreement") is made and enter into by and among Dan Davis (hereinafter the "Buyer") and Gateway
Distributors, Inc., a Nevada Corporation (hereinafter the "Seller"). Throughout this Agreement, the Buyer and the Seller may be referred to collectively as the
"Parties". This Agreement supercedes modifies and replaces all prior agreements regarding the sale of the Shares (defined hereinbelow),
                                                    WITNESSETH:
         WHEREAS, the Seller intends to sell to the Buyer shares in excess of fifty one (51%) percent of the issued and outstanding common shares (hereinafter the "Shares") in TRSG Corporation, a Delaware Corporation (the "Corporation");
         WHEREAS, the Corporation is a duly formed and validly existing corporation in good standing under the laws of the State of Delaware; and
         WHEREAS, the Seller is a duly formed and validly existing corporation in good standing under the laws of the State of Nevada; and
         WHEREAS, the Buyer is an individual residing in the State of Illinois;
         and WHEREAS, Buyer wishes to purchase from the Seller and the Seller desires to sell to the Buyer
the Shares, and
         WHEREAS, the parties are desirous of documenting their representations, warranties, covenants, agreements and conditions relating to the purchase and sale of the Shares into a written agreement.
         NOW, THEREFORE, in consideration of the foregoing, the mutual covenants, representations, agreements and warranties herein contained, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Parties agree as follows:
         1. RECITALS:  The foregoing recitals are true and correct in all material respects and are
            ---------
incorporated herein as if fully stated.
         2. DEFINITION:  The following terms shall have the following meanings for the purposes of this
            ----------
Agreement:
              2.1 "Agreement" shall mean this Stock Purchase Agreement,
including all exhibits and schedules attached hereto, as may be amended from time to time.
              2.2     "Closing" shall mean the completion of the transactions contemplated in this Agreement.
              2.3       "Closing Date" shall mean the date on which the Closing occurs or is to occur.
              2.4        "Governmental Authority" shall mean the government of the United States or any foreign country or any state or political subdivision thereof and any entity, body or authority exercising executive, legislative , judicial, regulatory or administrative functions of or pertaining to government,








including the pension benefit guaranty corporation and other quasi governmental entities established to perform such functions.
            2.5 "Law" shall mean any law, statue, regulation, ordinance, rule, order, decree, judgment, consent decree, settlement agreement or governmental requirement enacted, promulgated, entered into, agree or imposed by any governmental authority.
         2.6 "Lien" shall mean any mortgage, lien (except for any lien for taxes not yet due and payable), charge, pledge, security interest, option, lease or sublease, claim, right of any third party or encumbrance.
         2.7 "Person" shall mean any individual, corporation, proprietorship, firm, partnership, limited partnership, trust, association or other entity.
         2.8 "Purchase Price" shall mean the aggregate amount set forth in this
Agreement subject to the adjustment provided for in this Agreement.
         2.9    "Shares" shall mean the common shares of the Corporation being sold by the Seller to the
Buyer.
        2.10 "Taxes" shall mean all taxes, charges, fees, duties, levies or other assessments, including income, gross receipts, net proceeds, ad valor, turnover, real and personal property taxes(tangible and intangible), sales, use, franchise, excise, value added, stamp, leasing, lease, user, transfer, fuel, excess profits, occupational, windfall profits, interest equalization, severance, employees' income withholding, unemployment and social security taxes and other withholding taxes, which are imposed by any governmental authority, and such terms shall include any interest, penalties or additions to tax attributable thereto.
         2.11 "Tax Return" shall mean any report, return or other information required to be supplied to a governmental authority in connection with taxes.
         3.     SALE AND PURCHASE OF SHARES: The Seller hereby agrees to sell to the Buyer and
                ----------------------------
the Buyer shall purchase and acquire from the Seller the authorized, issued and outstanding shares of the
Corporation owned by the Seller  (the "Shares").
         4.   PURCHASE PRICE AND METHOD OF PAYMENT:  The Purchase Price for the Shares
              --------------------------------------
shall consist of the following:
         (a) Fifteen thousand and 00/100 ($15,000.00) dollars
         5.  REPRESENTATIONS AND WARRANTIES OF SELLER AND BUYER:  The Seller
             --------------------------------------------------
represents and warrants to the Buyer, as of the date of this Agreement and as of the Closing Date (as if such representations and warranties were remade on the
Closing Date). As follows:
         5.1 The Corporation is a corporation duly organized, validly existing and in good standing under the laws of Delaware, with all requisite power and authority to own, lease and operate its businesses as it now being owned, operated and conducted. The Corporation is licensed or qualified to do business and is in good standing as a foreign corporation authorized to do business in
Nevada and in each jurisdiction where the nature of the properties owned, leased or operated by it and the business where the nature of the properties owned, leased or operated by it in and the business transacted by it requires such licensing or qualification. The Corporation has no direct or indirect
Subsidiaries, either wholly or








partially owned, and the Corporation does not hold any economic, voting or management interest in any Person or own any security issued by any Person.
True, correct and complete copies of the Certificate of Incorporation, By-laws as amended, and minutes (or written consents in lieu of meetings) of the Board of Directors (and all committees thereof) and stockholders of the Corporation have been delivered to the Buyer.
         5.2 The Seller is a corporation duly organized, validly existing and in good standing under the laws of Nevada, with all requisite power and authority to own, lease and operate its businesses as it now being owned, operated and conducted. The Seller is licensed or qualified to do business and is in good standing as a foreign corporation authorized to do business in each jurisdiction where the nature of the properties owned, leased or operated by it and the business where the nature of the properties owned, leased or operated by it in and the business transacted by it requires such licensing or qualification.
True, correct and complete copies of the Certificate of Incorporation, By-laws as amended, and minutes (or written consents in lieu of meetings) of the Board of Directors (and all committees thereof) and stockholders of the Corporation have been delivered to the Buyer.
         5.3 Authorizations: The Seller has full power and authority to enter into this Agreement and to consummate the transaction contemplated hereby. The
Seller has duly and validly executed and delivered this Agreement and has duly and validly executed and delivered any related agreements required hereby. This
Agreement constitutes the legal, valid and binding obligations of the Seller and is enforceable against the Seller in accordance with the terms contained herein.
         5.4 Approvals: The execution, delivery and performance by the Seller of this Agreement does not and will not (i) violate or conflict with, results in a breach termination of, constitute a default (or a circumstance which, with or without notice or lapse of time or both, would constitute a default) or give any third party any additional right (including a termination right) under, permit cancellation of, or result in the creation of any lien upon any of the assets or properties of the Seller, or the Seller is a party or by which the Seller, a Subsidiary or any of their respective assets or properties are bound; (ii) permit the acceleration of the maturity of any of the circumstances in which they were made, not misleading.
                    The Buyer represents and warrants to the Seller and the Corporation, as of the date of this Agreement and as of the Closing Date (as if such representations and warranties were remade on the Closing Date). As follows:
               5.5 The Buyer is an individual with all requisite power and authority to own, lease and operate its businesses as it now being owned, operated and conducted.
        5.6 Authorizations: The Buyer has full power and authority to enter into this Agreement and to consummate the transaction contemplated hereby. The Buyer has duly and validly executed and delivered this Agreement and has duly and validly executed and delivered any related agreements required hereby. This
Agreement constitutes the legal, valid and binding obligations of the Buyer and is enforceable against the Buyer in accordance with the terms contained herein.
         5.7 Approvals: The execution, delivery and performance by the Buyer of this Agreement does not and will not (i) violate or conflict with, results in a breach termination of, constitute a default (or a circumstance which, with or without notice or lapse of time or both, would constitute a default) or give any third party any additional right (including a termination right) under, permit cancellation of, or result in the creation of any lien upon any of the assets or properties of the Buyer or the Buyer is a party or by which the Buyer or any of their respective assets or properties are bound; (ii) permit the acceleration of the maturity of any of the circumstances in which they were made, not misleading.








         5.8  Reorganization.  The Corporation will do a quasi- reorganization of equity to be effective as of December 31, 2002.
 6.0   Miscellaneous Matters:
           (a) To the maximum extent permitted by law, Seller, on behalf of itself and any affiliate thereof, shall hereby and hereafter release, indemnify, hold-harmless and defend Buyer from all liability of the Seller and any other claim or demand regarding the Seller or the activities of the Corporation prior to the date of closing.
         (b) Wherever the context shall require, all words herein in the masculine gender shall be deemed to include the feminine or neuter gender, all singular words shall include the plural, and all plural shall include the singular.
         (c) If any provision hereof is deemed unenforceable by a court of competent jurisdiction, the remainder of this Agreement, and the application of such provision in other circumstances shall not be affected thereby.

         (d) From and after the date of this Agreement, each of the parties hereto agrees to execute whatever additional documentation or instruments as are necessary to carry out the intent and purposes of this Agreement or to comply with any law.

         (e) No waiver of any provision of this Agreement shall be valid unless in writing and signed by the waiving party. The failure of any party at any time to insist upon strict performance of any condition, promise, agreement or understanding set forth herein, shall not be construed as a waiver or relinquishment of any other condition, promise, agreement or understanding set forth herein or of the right to insist upon strict performance of such waived condition, promise, agreement or understanding at any other time.
         (f) Except as otherwise provided herein, each party hereto shall bear all expenses incurred by each such party in connection with this Agreement and in the consummation of the transactions contemplated hereby and in preparation thereof.

         (g) This Agreement may only be amended or modified at any time, and from time to time, in writing, executed by the parties hereto.

         (h) Any notice, communication, request, reply or advice (hereinafter severally and collectively called "Notice") in this Agreement provided or permitted to be given, shall be made or be served by delivering same by overnight mail or by delivering the same by a hand-delivery service, such Notice shall be deemed given when so delivered. For all purposes of Notice, the addresses of the parties set out below their signatures herein shall be their addresses unless later advised in writing.

         (i)  Captions herein are for the convenience of the parties and shall not affect the interpretation of this Agreement.

         (j) This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument and this Agreement may be executed by fax.

         (k)  This Agreement is not assignable without the written consent of the parties.









         (l) Provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties, their heirs, executors, administrators, other permitted successors and assigns, if any. Nothing contained in this Agreement, whether express or implied, is intended to confer any rights or remedies under or by reason of this Agreement on any persons other than the parties to it and their respective successors and assigns, not is anything in this Agreement intended to relieve or discharge the obligation or liability of any third persons to any party to this Agreement, not shall any provision give any third persons any right of subrogation over, or action against, any party to this Agreement.

         (m) This Agreement constitutes the entire agreement and understanding of the parties on the subject matter hereof and supercedes all prior agreements and understandings on the subject thereof.

         (n) The parties hereto agree to cooperate with one another in respect of this Agreement, including reviewing and executing any document necessary for the performance of this Agreement, to comply with law or as reasonably requested by any party hereto, or legal counsel to any party hereto.

         (o) The parties hereto agree to cooperate with one another in respect of this Agreement, including reviewing and executing any document necessary for the performance of this Agreement, to comply with law or as reasonably requested by any party hereto, or legal counsel to any party hereto.

         (p) The parties hereto agree that (i) Seller has retained independent legal counsel in connection with the preparation and of this Agreement, (ii)
Seller has been advised of the importance of retaining legal counsel, and (iii) by the execution of this Agreement, each party who has not retained independent legal counsel acknowledges having waived such right.

         (q) The law of the State of Illinois shall apply to this Agreement without reference to conflict of law principles, and the sole venue for any dispute or suit between the parties shall be a court of competent jurisdiction in the location of the Buyer in Illinois.

         IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.

 Dan Davis, Buyer

Gateway Distributors, Inc., a  Nevada Corporation, Seller
By:_____________________________









                                             ASSET PURCHASE AGREEMENT
                                                  Exhibit 10(ii)
                       This Asset Purchase Agreement dated this 3rd day of December, 2002 and is effective as of December 31, 2002 (hereinafter the "Agreement") is made and enter into by and among TRSG Corporation, a Delaware Corporation (hereinafter the "Seller") and
Gateway Distributors, Inc., a Nevada Corporation (hereinafter the "Buyer").
Throughout this Agreement, the Buyer and the Seller may be referred to collectively as the "Parties".
                                                    WITNESSETH:
         WHEREAS, the Seller intends to sell to the Buyer all assets of Seller, all as set forth in Exhibit "A", attached hereto and incorporated herein(hereinafter the "Assets");
         WHEREAS, the Seller is a duly formed and validly existing corporation in good standing under the laws of the State of Delaware; and
         WHEREAS, the Buyer is a duly formed and validly existing corporation in good standing under the laws of the State of Nevada; and
         WHEREAS, Buyer wishes to purchase from the Seller and the Seller desires to sell to the Buyer the Assets, and
         WHEREAS, the parties are desirous of documenting their representations, warranties, covenants, agreements and conditions relating to the purchase and sale of the Shares into a written agreement.
         NOW, THEREFORE, in consideration of the foregoing, the mutual covenants, representations, agreements and warranties herein contained, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Parties agree as follows:
         1. RECITALS:  The foregoing recitals are true and correct in all material respects and are
            ---------
incorporated herein as if fully stated.
         2. DEFINITION:  The following terms shall have the following meanings for the purposes of this
            ----------
Agreement:
              2.1 "Agreement" shall mean this Asset Purchase Agreement,
including all exhibits and schedules attached hereto, as may be amended from time to time.
           2.2      "Closing" shall mean the completion of the transactions contemplated in this Agreement.
              2.3       "Closing Date" shall mean the date on which the Closing occurs or is to occur.
              2.4         "Contract" shall mean any contract, lease, commitment, understanding, sales order, purchase order, agreement, indenture, mortgage, note, bond, instrument, plan, permit or license, whether written or verbal, which intended or purports partnership or limited partnership, such Person's which is a corporation, general partnership or limited partnership, such Person's certificate or articles of incorporation and by-laws or partnership agreement, as the case may
be.
              2.5 "Governmental Authority" shall mean the government of the
United States or any foreign country or any state or political subdivision thereof and any entity, body or authority exercising








executive, legislative , judicial, regulatory or administrative functions of or pertaining to government, including the pension benefit guaranty corporation and other quasi governmental entities established to perform such functions.
            2.6 "Law" shall mean any law, statue, regulation, ordinance, rule, order, decree, judgment, consent decree, settlement agreement or governmental requirement enacted, promulgated, entered into, agree or imposed by any governmental authority.
         2.7 "Lien" shall mean any mortgage, lien (except for any lien for taxes not yet due and payable), charge, pledge, security interest, option, lease or sublease, claim, right of any third party or encumbrance.
         2.8 "Person" shall mean any individual, corporation, proprietorship, firm, partnership, limited partnership, trust, association or other entity.
         2.9 "Purchase Price" shall mean the aggregate amount set forth in this
Agreement subject to the adjustment provided for in this Agreement.
         2.10 "Taxes" shall mean all taxes, charges, fees, duties, levies or other assessments, including income, gross receipts, net proceeds, ad valor, turnover, real and personal property taxes(tangible and intangible), sales, use, franchise, excise, value added, stamp, leasing, lease, user, transfer, fuel, excess profits, occupational, windfall profits, interest equalization, severance, employees' income withholding, unemployment and social security taxes and other withholding taxes, which are imposed by any governmental authority, and such terms shall include any interest, penalties or additions to tax attributable thereto.
         3.     SALE AND PURCHASE OF ASSETS: The Seller hereby agrees to sell to the Buyer and
                ----------------------------
the Buyer shall purchase and acquire from the Seller all of the described Assets of the Seller as set forth in Exhibit "A"  (the "Assets").
         4.   PURCHASE PRICE AND METHOD OF PAYMENT:  The Purchase Price for the Assets
              --------------------------------------
shall consist of the following:
         (a) All debt of the Seller is as set forth in the balance sheet as of the Closing Date (attached hereto as Exhibit "B") shall be assumed and shall be the sole obligation of the Buyer, except as follows:
                  (i) Promissory Note of the Company to Feng Shui Consulting,
                  Inc. dated December 31, 2001, in the face value of
                  $175,000.00, a true and correct copy of which is attached
                  hereto as Exhibit "C" and incorporated herein; (ii) Promissory
                  Note of the Company to Hudson Consulting Group, Inc. dated
                  December 31, 2001, in the face value of $175,000.00, a true and correct copy of which is attached hereto as Exhibit "D"
                  and incorporated herein;
                   (iii) $200,000.00 in aged debt to be selected by the Seller from the Exhibit "B" balance sheet of the Company. (iv) Buyer shall indemnify and hold the Seller harmless from all claims of creditors of Seller with respect to all debts of Seller assumed by Buyer pursuant to this Agreement.








         (b) The closing of the sale shall take place at the offices of Seller.
         At the closing, Seller shall deliver to buyer such deeds, bills of sale, assignments, and other instruments of transfer as may be necessary to vest in buyer good and marketable title to the property and assets sold under this Agreement. Seller shall do such additional acts and provide such additional documents as is necessary for compliance with statutory requirements pertaining to bulk sales or certificates of disposition of corporate assets sold. At closing, Buyer shall execute such documents as is necessary to assume the identified debt of Seller as final consideration for Buyer's obligations hereunder. All documents and papers to which the parties are entitled under this agreement, unless otherwise specified in this agreement, shall also be delivered at the closing.

         5.  REPRESENTATIONS AND WARRANTIES OF SELLER AND BUYER:  The Seller
             --------------------------------------------------
represents and warrants to the Buyer, as of the date of this Agreement and as of the Closing Date (as if such representations and warranties were remade on the
Closing Date). As follows:

         5.1 The Seller is a corporation duly organized, validly existing and in good standing under the laws of Delaware, with all requisite power and authority to own, lease and operate its businesses as it now being owned, operated and conducted. The Seller is licensed or qualified to do business and is in good standing as a foreign corporation authorized to do business in Nevada and in each jurisdiction where the nature of the properties owned, leased or operated by it and the business where the nature of the properties owned, leased or operated by it in and the business transacted by it requires such licensing or qualification. The Seller has no direct or indirect Subsidiaries, either wholly or partially owned, and the Seller does not hold any economic, voting or management interest in any Person or own any security issued by any Person.
True, correct and complete copies of the Certificate of Incorporation, By-laws as amended, and minutes (or written consents in lieu of meetings) of the Board of Directors (and all committees thereof) and stockholders of the Seller have been delivered to the Buyer.

         5.2 The Buyer is a corporation duly organized, validly existing and in good standing under the laws of Nevada, with all requisite power and authority to own, lease and operate its businesses as it now being owned, operated and conducted. The Buyer is licensed or qualified to do business and is in good standing as a foreign corporation authorized to do business in each jurisdiction where the nature of the properties owned, leased or operated by it and the business where the nature of the properties owned, leased or operated by it in and the business transacted by it requires such licensing or qualification.
True, correct and complete copies of the Certificate of Incorporation, By-laws as amended, and minutes (or written consents in lieu of meetings) of the Board of Directors (and all committees thereof) and stockholders of the Buyer have been delivered to the Seller.

         5.3 Authorizations: The Seller has full power and authority to enter into this Agreement and to consummate the transaction contemplated hereby. The
Seller has duly and validly executed and delivered this Agreement and has duly and validly executed and delivered any related agreements required hereby. This
Agreement constitutes the legal, valid and binding obligations of the Seller and is enforceable against the Seller in accordance with the terms contained herein.

         5.4 Approvals: The execution, delivery and performance by the Seller of this Agreement does not and will not (i) violate or conflict with, result in a breach termination of, constitute a default (or a circumstance which, with or without notice or lapse of time or both, would constitute a default), or give any third party any additional right (including a termination right) under, permit cancellation of, or result in the creation of any lien upon any of the assets or properties of the Seller, or the Seller is a party or by which the Seller, a Subsidiary or any of their respective assets or properties are bound;
(ii) permit the acceleration of the maturity of any of the circumstances in which they were made, not misleading.








Except for the assumed debt set forth in Paragraph 3, the Seller has no liabilities, debts, claims or obligations, whether accrued, absolute, contingent or otherwise, whether due or to become due.

         5.5 Marketable Title. Seller has good and marketable title to all assets and property sold under this Agreement, except as otherwise stated in the exhibits attached to this agreement and except for property disposed of or encumbered in the ordinary course of business. All tangible property sold under this agreement is in good condition and repair and conforms to all applicable zoning, building, safety, and other regulations.

         5.6 Consents to Transfers. Seller agrees to use its best efforts to obtain the necessary consents for the assignment or transfer of any contract, lease, license, or permit to be assigned or transferred under this agreement and to perform its duties under such contracts, leases, licenses, and permits without default until the closing date.

         5.7 Ordinary Course of Business. Until the closing date of this agreement, Seller shall not, without the written consent of Buyer, dispose of or encumber any of the assets or property to be sold under this agreement, with the exception of any transactions occurring in the ordinary course of Seller's business. Seller shall use its best efforts to preserve its business and good will. Seller further agrees to permit buyer and its representatives full access to its property and records any time prior to the closing date during normal business hours and to supply all information concerning its property and affairs as buyer may reasonably demand.
                   The Buyer represents and warrants to the Seller, as of the date of this Agreement and as of the Closing Date (as if such representations and warranties were remade on the Closing Date). As follows:
         5.5 Authorizations: The Buyer has full power and authority to enter into this Agreement and to consummate the transaction contemplated hereby. The
Buyer has duly and validly executed and delivered this Agreement and has duly and validly executed and delivered any related agreements required hereby. This
Agreement constitutes the legal, valid and binding obligations of the Buyer and is enforceable against the Seller in accordance with the terms contained herein.
         5.6 Approvals: The execution, delivery and performance by the Buyer of this Agreement does not and will not (i) violate or conflict with, results in a breach termination of, constitute a default (or a circumstance which, with or without notice or lapse of time or both, would constitute a default) or give any third party any additional right (including a termination right) under, permit cancellation of, or result in the creation of any lien upon any of the assets or properties of the Buyer or the Buyer is a party or by which the Buyer or any of their respective assets or properties are bound; (ii) permit the acceleration of the maturity of any of the circumstances in which they were made, not misleading.
         6.0   Miscellaneous Matters:

           (a) Subject to the provisions herein, the Buyer and Seller agree to indemnify, defend and hold each other harmless from and against all demands, claims, actions, losses, damages, liabilities, costs and expenses, including without limitation, interest, penalties and attorneys' fees and expenses asserted against or imposed or incurred by either party by reason of or resulting from any action or a breach of any representation, warranty, covenant, condition, or agreement of the other party to this Agreement. To the maximum extent permitted by law, Buyer, on behalf of itself and any affiliate thereof, shall hereby and hereafter release, indemnify, hold-harmless and defend Seller from all liability of the Seller (except as provided in Paragraph 4 (a)(i)-(iii) herein above) and any other claim or demand regarding the Seller or the activities of the Seller.

         (b) Wherever the context shall require, all words herein in the masculine gender shall be deemed to include the feminine or neuter gender, all singular words shall include the plural, and all plural shall include the singular.

         (c) If any provision hereof is deemed unenforceable by a court of competent jurisdiction, the remainder of this Agreement, and the application of such provision in other circumstances shall not be affected thereby.

         (d) From and after the date of this Agreement, each of the parties hereto agrees to execute whatever additional documentation or instruments as are necessary to carry out the intent and purposes of this Agreement or to comply with any law.

         (e) No waiver of any provision of this Agreement shall be valid unless in writing and signed by the waiving party. The failure of any party at any time to insist upon strict performance of any condition, promise, agreement or understanding set forth herein, shall not be construed as a waiver or relinquishment of any other condition, promise, agreement or understanding set forth herein or of the right to insist upon strict performance of such waived condition, promise, agreement or understanding at any other time.
         (f) Except as otherwise provided herein, each party hereto shall bear all expenses incurred by each such party in connection with this Agreement and in the consummation of the transactions contemplated hereby and in preparation thereof.

         (g) This Agreement may only be amended or modified at any time, and from time to time, in writing, executed by the parties hereto.

         (h) Any notice, communication, request, reply or advice (hereinafter severally and collectively called "Notice") in this Agreement provided or permitted to be given, shall be made or be served by delivering same by overnight mail or by delivering the same by a hand-delivery service, such Notice shall be deemed given when so delivered. For all purposes of Notice, the addresses of the parties set out below their signatures herein shall be their addresses unless later advised in writing.

         (i)  Captions herein are for the convenience of the parties and shall not affect the interpretation of this Agreement.

         (j) This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument and this Agreement may be executed by fax.

         (k)  This Agreement is not assignable without the written consent of the parties.

         (l) Provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties, their heirs, executors, administrators, other permitted successors and assigns, if any. Nothing contained in this Agreement, whether express or implied, is intended to confer any rights or remedies under or by reason of this Agreement on any persons other than the parties to it and their respective successors and assigns, not is anything in this Agreement intended to relieve or discharge the obligation or liability of any third persons to any party to this Agreement, not shall any provision give any third persons any right of subrogation over, or action against, any party to this Agreement.









         (m) This Agreement constitutes the entire agreement and understanding of the parties on the subject matter hereof and supercedes all prior agreements and understandings on the subject thereof.

         (n) The parties hereto agree to cooperate with one another in respect of this Agreement, including reviewing and executing any document necessary for the performance of this Agreement, to comply with law or as reasonably requested by any party hereto, or legal counsel to any party hereto.

         (o) The parties hereto agree to cooperate with one another in respect of this Agreement, including reviewing and executing any document necessary for the performance of this Agreement, to comply with law or as reasonably requested by any party hereto, or legal counsel to any party hereto.

         (p) The parties hereto agree that (i) Gateway has retained independent legal counsel in connection with the preparation and of this Agreement,
         (ii) Gateway has been advised of the importance of retaining legal counsel, and (iii) by the execution of this Agreement, each party who has not retained independent legal counsel acknowledges having waived such right. (q) The law of the State of Illinois shall apply to this Agreement without reference to conflict of law principles, and the sole venue for any dispute or suit between the parties shall be a court of competent jurisdiction in the location of the ADVISOR in Illinois.

         IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.
TRSG Corporation, a Delaware Corporation, Seller
By:___________________
 Dan Davis, President

Gateway Distributors, Inc., a  Nevada Corporation, Buyer
By:_____________________________









                                                  PROMISSORY NOTE
                                                   Exhibit (iii)

$45,000.00                                  Vista California                           Date Dec. 5,2002
----------

FOR VALUE RECEIVED, the undersigned GATEWAY DISTRIBUTORS, LTD., as maker(s)
(hereinafter called "Maker", whether one (1) or more), promises to pay to the order of SUBURBAN CAPIAL CORP., as payee (hereinafter called "Payee", which term shall also refer to any subsequent owner or holder of this Note), the principal sum of $45,000.00, together with interest thereon accruing on any and all principal amounts from time to time remaining unpaid, at the term rate hereinafter stated, said principal and interest being payable in lawful money of the United States of America at the address, except on past due sums, at a term rate equal to 10%.

         Principal and interest of this Note shall be due and payable as follows: Principal, plus accrued interest thereon, shall be due and payable one year from the date hereof.
         Maker may prepay this Note in whole or in part at any time without being required to pay any penalty or premium for such privilege. All payments hereunder, whether designated as payments of principal or interest, shall be applied first to unpaid and accrued interest, then to the discharge of any expenses or damages for which the holder of this Note may be entitled to receive reimbursement under the terms of this Note, and last to unpaid principal. In the application of any prepayment of principal as provided for in the preceding sentence, if any principal hereof is to be paid in installments, in the absence of any written agreement between Maker and Payee, each such prepayment shall be applied to installments of principal in the inverse order of maturity.

         Maker and each other liable party shall be directly and primarily, jointly and severally, liable to any legal holder of this Note for the payment of all sums called for hereunder. Maker and each other liable party agree:

                     (1) That Payee of this Note may, at any
                      time, and from time to time, on request of or by agreement with Maker or any other liable party, with 30 day notice to or the consent of Maker or any other liable party, extend the maturity of, renew, extend for any period or rearrange all or any part hereof;


         The laws of the State of Nevada shall apply to this Note and the loan transaction contemplated hereby, this agreement shall be deemed to have been executed in the state of Nevada county of Clark, and








Maker expressly consents to the jurisdiction of any Court located within the
State of Nevada in any action pertaining to this note.
                                                     MAKERS:
                                                     By: Gateway Distributors LTD.

                                                     -------------------------
                                                     Rick Bailey President
                                                     PAYEE:
                                                     -------------------------
                                                     Global Interlink Systems
                                                     1035 E. Vista Way
                                                     Vista California 92084

                                                     By: _______________________
                                                     Print Name: Stephen Owens
                                                     Title:  Chairman of the Board










                                               SETTLEMENT AGREEMENT
                                                  Exhibit 10(iv)
         THIS SETTLEMENT AGREEMENT ("Agreement"), dated as of December 6, 2002, is by and among Gateway Distributors, Ltd., a Nevada corporation (the
"Gateway"), TeamUp International, Inc., a Nevada corporation (the "Company"), and the shareholders of the Company specifically Leonard K. Olson, Alan Lau,
Mayway (Yvonne Lau President) Bill Goins, and Jim Menning.
                                                  R E C I T A L S
         A. The majority of the Shareholders agree to a settlement, which will complete the Asset Purchase Agreement, dated August 17, 1999. This agreement will supercede all other agreements both written and verbal between the Company and its shareholders. Majority shareholder signature constitutes approval on the
Company's behalf.
                B. Individual agreements will be drafted for each
                  of the shareholders
               C. The Company and all shareholders agree to a non
                  compete for a two-year period from
                  date of signing this Settlement Agreement as it relates to customers and distributor base.
               D. The Company name rights, product trademarks and
                  formulas, and licensing agreements
                  will remain the property of Gateway as stated in the original agreement.
                E. Meilin Lau Trust will be owner of 50% of Alan
                  Lau shares and managing person is Yvonne Lau President of
                  Mayway.
                                                 A G R E E M E N T
         Accordingly, and in consideration of the representations and conditions herein contained, the parties hereto agree as follows:
                                                     ARTICLE 1
1.1      Debt - All parties agree that total amount owed is $500,000 dollars
         ----
1.2      Percentage by Shareholder - Leonard K. Olson 27.5% Bill Goins 27.5% Alan Lau 20% Mayway
         -------------------------
20% Jim Menning 5%
1.3 Payment Plan - 25% of debt will be issued in the form of Shares to the individual shareholders based on the percentages in 1.2. 1.4 Once shareholder sends the Gateway proof of sale of the stock and value received it will be deducted from the total owed and a new block of stock will be issued.
           0.5 Duration of Agreement - After a one-year period if the
                           ---------------------------
         entire amount of the debt owed a
         shareholder is not recovered through their sale of stock the balance will be due within 30 days by the Gateway.
              0.6 Addition Stock - An additional 400,000 shares of
                              --------------------
         restricted 144 stock will be issued to the
         Company to be divided by percentage indicated in 1.2 to each shareholder. 1.7 Public Announcements - None of the parties hereto shall make any public announcement with respect to this transaction without the prior written consent of Gateway.








1.8 Non-Recruitment For a two year period from date of signing of this agreement neither the Company nor the Shareholders shall hire away, or cause any other person to hire away, any employee of or consultant to the Gateway (including, without limitation, persons employed or engaged by the Company before the date of this Agreement, and further including, without limitation, any current, former or then-existing "team leader" or distributor of either the Company or the Gateway), or directly or indirectly entice or solicit or seek to induce or influence any of such employees or consultants to leave their employment or engagement with the Gateway, without out the prior written consent of the
Gateway, which may be withheld in the sole discretion of the Gateway.
1.9      Payoff Rights - Gateway has the right to pay off any balance owed any shareholder at any time
         -------------
without penalty. In the event pay off occurs the shareholder has the option to return any stock in their procession or deduct the value based on the stock price at the close of business on that day.
2.0      Required Approvals and Consents.
         -------------------------------
         (a) Majority participation by Company shareholders constitutes acceptance of terms and Gateway is released of all liabilities if any one of the shareholders elects not to accept these terms.
2.1 Corporate Approvals. Gateway board of directors will approve issuance of stock for debt upon receipt of signed agreements by the majority of the Company shareholders. Certificates of stock will issued within five business days of the completed agreement.
2.2      Termination -
                (a) By mutual written consent of Gateway and the
                  Company; or
               (b) Each shareholder has an individual agreement an
                  if any one of the shareholders violates
                  their individual agreement it does not reflect on the overall agreement and/or the remaining shareholders.
                (c) In the event any one shareholder violates the
                  non-compete clauses of this agreement
                  Gateway reserves the right to terminate their individual
                  agreement. The remaining shareholders debt will be satisfied.
         (d)      By the shareholders individually if Gateway does not issue the stock and / or complete the payoff schedule as outlined in the agreement.
2.3 Tax - All taxes due on sale of the stock will be the burden of each of the shareholders and business tax number or social security numbers along with current address must be supplied to Gateway prior to issuance of the stock.


                             To: Mayway Corporation
                                Attn: Yvonne Lau
                                                     President









or to such other person or address as the Company or the Shareholders shall furnish to the other parties hereto in writing in accordance with this subsection.
        If to the Gateway:
                                    To:     Gateway Distributors, Ltd.
                                            3095 East Patrick Lane, Suite 1
                               Las Vegas, NV 89120
                                            Attn:    Richard A. Bailey
                                                     President / CEO
                                            Fax:     (702) 940-1029
         or to such other person or address as the Gateway shall furnish to the other parties hereto in writing in accordance with this subsection.
2.4 Assignment. - This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns, but neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned (whether voluntarily, involuntarily, by operation of law or otherwise) by any of the parties hereto without the prior written consent of the other parties, provided that the Company may assign this Agreement, and any of its rights and/or obligations arising hereunder, in whole or in part, and from time to time, either (a) to the Shareholders in proportion with their ownership interest in the Company, or (b) in connection with any dissolution and/or winding up of its business and affairs after the Closing. 2.5 Governing Law. This Agreement and the legal relations among the parties hereto shall be governed by and construed in accordance with the internal substantive laws of the State of Nevada (without regard to the laws of conflict that might otherwise apply) as to all matters, including without limitation matters of validity, construction, effect, performance and remedies.


         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.
"GATWAY"

GATEWAY DISTRIBUTORS, LTD.

By:
   ---------------------------------------------------------
         Richard A. Bailey,
         President / CEO


"SHAREHOLDER"              (20%)                              Debt Owed                 Stock 144
Meilin Lau Trust








                                                                       $100,000                  80,000
-----------------------------------------------------------

Yvonne Lau Trust Manager










                                               SETTLEMENT AGREEMENT
                                                   Exhibit 10(v)
         THIS SETTLEMENT AGREEMENT ("Agreement"), dated as of December 6, 2002, is by and among Gateway Distributors, Ltd., a Nevada corporation (the
"Gateway"), TeamUp International, Inc., a Nevada corporation (the "Company"), and the shareholders of the Company specifically Leonard K. Olson, Alan Lau,
Mayway (Yvonne Lau President) Bill Goins, and Jim Menning.
                                                  R E C I T A L S
         A. The majority of the Shareholders agree to a settlement, which will complete the Asset Purchase Agreement, dated August 17, 1999. This agreement will supercede all other agreements both written and verbal between the Company and its shareholders. Majority shareholder signature constitutes approval on the
Company's behalf. This will not include the consulting agreement of August 1999 between Lenny Olson and Gateway, which is a separate agreement and has no bearing on this agreement.
                B. Individual agreements will be drafted for each
                  of the shareholders
               C. The Company and all shareholders agree to a non
                  compete for a two-year period from
                  date of signing this Settlement Agreement as it relates to customers and distributor base.
               D. The Company name rights, product trademarks and
                  formulas, and licensing agreements
                  will remain the property of Gateway as stated in the original agreement.
                                                 A G R E E M E N T
         Accordingly, and in consideration of the representations and conditions herein contained, the parties hereto agree as follows:
                                                     ARTICLE 1
1.1      Debt - All parties agree that total amount owed is $500,000 dollars
         ----
1.2      Percentage by Shareholder - Leonard K. Olson 27.5% Bill Goins 27.5% Alan Lau 20% Mayway
         -------------------------
20% Jim Menning 5%
1.3 Payment Plan - 25% of debt will be issued in the form of Shares to the individual shareholders based on the percentages in 1.2. 1.4 Once shareholder sends the Gateway proof of sale of the stock and value received it will be deducted from the total owed and a new block of stock will be issued.
           0.5 Duration of Agreement - After a one-year period if the
                           ---------------------------
         entire amount of the debt owed a
         shareholder is not recovered through their sale of stock the balance will be due within 30 days by the Gateway.
              0.6 Addition Stock - An additional 400,000 shares of
                              --------------------
         restricted 144 stock will be issued to the
         Company to be divided by percentage indicated in 1.2 to each shareholder. 1.7 Public Announcements - None of the parties hereto shall make any public announcement with respect to this transaction without the prior written consent of Gateway. 1.8 Non-Recruitment For a two year period from date of signing of this agreement neither the Company nor the Shareholders shall hire away, or cause any other person to hire away, any employee of or consultant to the Gateway (including, without limitation, persons employed or engaged by the Company before the date of this Agreement, and further including, without limitation, any current, former or then-existing "team leader" or distributor of either the Company or the Gateway), or directly or indirectly entice or solicit or seek to induce or influence any of such employees or consultants to leave their employment or engagement with the Gateway, without out the prior written consent of the Gateway, which may be withheld in the sole discretion of the Gateway.
1.9      Payoff Rights - Gateway has the right to pay off any balance owed any shareholder at any time
         -------------
without penalty. In the event pay off occurs the shareholder has the option to return any stock in their procession or deduct the value based on the stock price at the close of business on that day.
2.0      Required Approvals and Consents.
         -------------------------------
         (a) Majority participation by Company shareholders constitutes acceptance of terms and Gateway is released of all liabilities if any one of the shareholders elects not to accept these terms.
2.1 Corporate Approvals. Gateway board of directors will approve issuance of stock for debt upon receipt of signed agreements by the majority of the Company shareholders. Certificates of stock will issued within five business days of the completed agreement.
2.2      Termination -
                (a) By mutual written consent of Gateway and the
                  Company; or
               (b) Each shareholder has an individual agreement an
                  if any one of the shareholders violates
                  their individual agreement it does not reflect on the overall agreement and/or the remaining shareholders.
                (c) In the event any one shareholder violates the
                  non-compete clauses of this agreement
                  Gateway reserves the right to terminate their individual
                  agreement. The remaining shareholders debt will be satisfied.
         (d)      By the shareholders individually if Gateway does not issue the stock and / or complete the payoff schedule as outlined in the agreement.
2.3 Tax - All taxes due on sale of the stock will be the burden of each of the shareholders and business tax number or social security numbers along with current address must be supplied to Gateway prior to issuance of the stock.


                                    To:     Leonard K. Olson
                                            6700 South Paradise, Suite C
                                            Las Vegas, NV 89119
                                            Fax:     (702) 263-4859

or to such other person or address as the Company or the Shareholders shall furnish to the other parties hereto in writing in accordance with this subsection.









                                    To:     Gateway Distributors, Ltd.
                                            3095 East Patrick Lane, Suite 1
                               Las Vegas, NV 89120
                                            Attn:    Richard A. Bailey
                                                     President / CEO
                                            Fax:     (702) 940-1029
         or to such other person or address as the Gateway shall furnish to the other parties hereto in writing in accordance with this subsection.
2.4 Assignment. - This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns, but neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned (whether voluntarily, involuntarily, by operation of law or otherwise) by any of the parties hereto without the prior written consent of the other parties, provided that the Company may assign this Agreement, and any of its rights and/or obligations arising hereunder, in whole or in part, and from time to time, either (a) to the Shareholders in proportion with their ownership interest in the Company, or (b) in connection with any dissolution and/or winding up of its business and affairs after the Closing. 2.5 Governing Law. This Agreement and the legal relations among the parties hereto shall be governed by and construed in accordance with the internal substantive laws of the State of Nevada (without regard to the laws of conflict that might otherwise apply) as to all matters, including without limitation matters of validity, construction, effect, performance and remedies.


         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.
"GATWAY"
GATEWAY DISTRIBUTORS, LTD.


By:
   ---------------------------------------------------------
         Richard A. Bailey,
         President / CEO

"SHAREHOLDER"                                                 Debt Owed                 Stock 144
                                                                       $137,500                  110,000
-----------------------------------------------------------
Leonard K. Olson








                                                SETTLEMENT AGREEMENT
                                                   Exhibit 10(vi)
         THIS SETTLEMENT AGREEMENT ("Agreement"), dated as of December 6, 2002, is by and among Gateway Distributors, Ltd., a Nevada corporation (the
"Gateway"), TeamUp International, Inc., a Nevada corporation (the "Company"), and the shareholders of the Company specifically Leonard K. Olson, Alan Lau,
Mayway (Yvonne Lau President) Bill Goins, and Jim Menning.
                                                  R E C I T A L S
         A. The majority of the Shareholders agree to a settlement, which will complete the Asset Purchase Agreement, dated August 17, 1999. This agreement will supercede all other agreements both written and verbal between the Company and its shareholders. Majority shareholder signature constitutes approval on the
Company's behalf.
                B. Individual agreements will be drafted for each
                  of the shareholders
               C. The Company and all shareholders agree to a non
                  compete for a two-year period from
                  date of signing this Settlement Agreement as it relates to customers and distributor base.
               D. The Company name rights, product trademarks and
                  formulas, and licensing agreements
                  will remain the property of Gateway as stated in the original agreement.
                                                 A G R E E M E N T
         Accordingly, and in consideration of the representations and conditions herein contained, the parties hereto agree as follows:
                                                     ARTICLE 1
1.1      Debt - All parties agree that total amount owed is $500,000 dollars
         ----
1.2      Percentage by Shareholder - Leonard K. Olson 27.5% Bill Goins 27.5% Alan Lau 20% Mayway
         -------------------------
20% Jim Menning 5%
1.3 Payment Plan - 25% of debt will be issued in the form of Shares to the individual shareholders based on the percentages in 1.2. 1.4 Once shareholder sends the Gateway proof of sale of the stock and value received it will be deducted from the total owed and a new block of stock will be issued.
           0.5 Duration of Agreement - After a one-year period if the
                           ---------------------------
         entire amount of the debt owed a
         shareholder is not recovered through their sale of stock the balance will be due within 30 days by the Gateway.
              0.6 Addition Stock - An additional 400,000 shares of
                              --------------------
         restricted 144 stock will be issued to the
         Company to be divided by percentage indicated in 1.2 to each shareholder. 1.7 Public Announcements - None of the parties hereto shall make any public announcement with respect to this transaction without the prior written consent of Gateway. 1.8 Non-Recruitment For a two year period from date of signing of this agreement neither the Company nor the Shareholders shall hire away, or cause any other person to hire away, any employee of or consultant to the Gateway (including, without limitation, persons employed or engaged by the







Company before the date of this Agreement, and further including, without limitation, any current, former or then-existing "team leader" or distributor of either the Company or the Gateway), or directly or indirectly entice or solicit or seek to induce or influence any of such employees or consultants to leave their employment or engagement with the Gateway, without out the prior written consent of the Gateway, which may be withheld in the sole discretion of the
Gateway.
1.9      Payoff Rights - Gateway has the right to pay off any balance owed any shareholder at any time
         -------------
without penalty. In the event pay off occurs the shareholder has the option to return any stock in their procession or deduct the value based on the stock price at the close of business on that day.
2.0      Required Approvals and Consents.
         -------------------------------
         (a) Majority participation by Company shareholders constitutes acceptance of terms and Gateway is released of all liabilities if any one of the shareholders elects not to accept these terms.
2.1 Corporate Approvals. Gateway board of directors will approve issuance of stock for debt upon receipt of signed agreements by the majority of the Company shareholders. Certificates of stock will issued within five business days of the completed agreement.
2.2      Termination -
                (a) By mutual written consent of Gateway and the
                  Company; or
               (b) Each shareholder has an individual agreement an
                  if any one of the shareholders violates
                  their individual agreement it does not reflect on the overall agreement and/or the remaining shareholders.
                (c) In the event any one shareholder violates the
                  non-compete clauses of this agreement
                  Gateway reserves the right to terminate their individual
                  agreement. The remaining shareholders debt will be satisfied.
         (d)      By the shareholders individually if Gateway does not issue the stock and / or complete the payoff schedule as outlined in the agreement.
2.3 Tax - All taxes due on sale of the stock will be the burden of each of the shareholders and business tax number or social security numbers along with current address must be supplied to Gateway prior to issuance of the stock.


                                    To:     Bill Goins
                                            P. O. Box 75074
                                            Fort Thomas, KY. 41075-0074

or to such other person or address as the Company or the Shareholders shall furnish to the other parties hereto in writing in accordance with this subsection.








                                    To:     Gateway Distributors, Ltd.
                                            3095 East Patrick Lane, Suite 1
                               Las Vegas, NV 89120
                                            Attn:    Richard A. Bailey
                                                     President / CEO
                                            Fax:     (702) 940-1029
         or to such other person or address as the Gateway shall furnish to the other parties hereto in writing in accordance with this subsection.
2.4 Assignment. - This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns, but neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned (whether voluntarily, involuntarily, by operation of law or otherwise) by any of the parties hereto without the prior written consent of the other parties, provided that the Company may assign this Agreement, and any of its rights and/or obligations arising hereunder, in whole or in part, and from time to time, either (a) to the Shareholders in proportion with their ownership interest in the Company, or (b) in connection with any dissolution and/or winding up of its business and affairs after the Closing. 2.5 Governing Law. This Agreement and the legal relations among the parties hereto shall be governed by and construed in accordance with the internal substantive laws of the State of Nevada (without regard to the laws of conflict that might otherwise apply) as to all matters, including without limitation matters of validity, construction, effect, performance and remedies.


         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.
"GATWAY"
GATEWAY DISTRIBUTORS, LTD.


By:
   ---------------------------------------------------------
         Richard A. Bailey,
         President / CEO

"SHAREHOLDER"                                                 Debt Owed                 Stock 144
                                                                       $137,500                  110,000
-----------------------------------------------------------
Bill Goins








                                                CONSULTING AGREEMENT
                                                   Exhibit (vii)

               THIS CONSULTING AGREEMENT ("Agreement") is entered into as of this9th day of December 2002, by and between Gateway Distributors, Ltd., a Nevada corporation ("Company"), and Miwa Negi, hereinafter referred to as "Consultant."

                                                  R E C I T A L S

                    D. The Company desires to have Consultant
                            services available to the Company as
                           a temporary consultant to provide the following described services:

                   (iv) Evaluation of Asian market to include
                               retail sales and network marketing
                               business.
                     (v) To provide translation services for
                               Asian Market
                        (vi) Provide Distributor services


               B.

               C.
Company, he will have access to and become acquainted with various trade secrets, consisting of information which was developed by the Company, and is uniquely used in its business and is treated by the Company as confidential and of special and unique value (hereafter referred to as "Company Confidential
Information").

               D.
involved in the development or discovery of new techniques, products, designs, programs and related innovations ("Innovations") during his tenure as a consultant to the Company.

               E.
enterprise, the Company wishes to protect the proprietary rights to and confidentiality of the Company Confidential Information and Innovations.
Consultant acknowledges the necessity and desirability of such protection.

               F. The intent of this Agreement is to carry out the purposes of the parties as set forth above.

               NOW THEREFORE, in consideration of the above facts, the mutual covenants contained herein and of other good and valuable consideration, receipt of which is hereby acknowledged, the parties agree as follows:

                          4. Recitals and Attachments.
                            -------------------------

The recitals set forth above and any Exhibits attached hereto and referred to as incorporated by reference, shall be deemed to be part of this Agreement as though such provisions had been set forth in full in this Agreement.

                            5. Rates of Compensation.
                             ----------------------

Consultant hereby agrees to perform consulting services as agreed upon by both parties. Consultant shall be paid by the Company for those services performed by the Consultant as requested by the Company from time to time for such compensation as the Consultant and the Company agree upon from time to time.
Compensation payable to the Consultant may be in the form of cash or the Company's capital stock, as agreed by the parties. In addition, Consultant shall be entitled to reimbursement for all reasonable ordinary and necessary cash expenses that he incurs in connection with his performance of the consulting services.

It is acknowledged by the parties that Consultant has, prior to the date of this Agreement, rendered consulting services to the Company at the request of the Company, and that services valued at $4,250 rendered to the Company remain unpaid. Further that these consulting services have remained unpaid since
January 1999 through September 2000.

                            6. Status of Consultant.
                              ---------------------

Consultant hereby acknowledges and agrees that he will be acting as an independent contractor to the Company, rather than an employee and that, therefore, the Company will not be required to withhold state and Federal income taxes, or to make payments for FICA, unemployment insurance or any other payroll taxes, and that Consultant will report such earnings as earnings from self-employment when he files his income tax returns with any appropriate taxing authorities.

                                 7. Innovations.
                                  ------------

Consultant hereby agrees that he will promptly inform and disclose to the Company all innovations which Consultant develops or becomes aware of during the term of this consulting relationship with the Company which may pertain or relate to the business of the Company or to any experimental work carried on by the Company, whether conceived during regular working hours or not. All such Innovations shall be the exclusive property of the Company. Consultant further agrees to assist the Company, if requested, in obtaining copyrights on all such Innovations deemed copyrightable by the Company. Consultant agrees to execute all documents and do all things necessary to obtain letters patent or copyrights to vest the Company with full and exclusive title thereto, and to protect the same against infringement by others.




                      8. Company Confidential Information.
                        ---------------------------------

         Consultant agrees that he will not disclose any Company Confidential
         Information, directly or indirectly, or use such information in any way during his consulting relationship or at any time thereafter without the written permission of the Company.

                              9. Company Equipment.
                               ------------------

         Consultant agrees that all equipment, and other items relating to the business of the Company, whether prepared by Consultant or otherwise coming into his possession, shall remain the exclusive property of the Company and shall not be removed from the premises of the Company under any circumstances whatsoever without the prior written consent of the Company.

                                10. Termination.
                                  ------------

         The consulting relationship between the Consultant and the Company may be terminated by either party upon 15 days' advanced written notice.

                               11. Applicable Law.
                                 ---------------

         The provisions of this Agreement shall be governed by and construed, interpreted and enforced in accordance with the laws of the State of Nevada, United States.

                                12. Severability.
                                  -------------

         To the extent that the agreements and covenants set forth herein, or any word, phrase, clause, sentence thereof, shall be found to be illegal or unenforceable for any reason, such word, clause, phrase or sentence shall be modified or deleted in such a manner so as to make the contract as modified legal and enforceable under applicable laws, and the balance of the covenants, or parts thereof, shall not be affected thereby, the balance being construed as severable and independent.

                         13. Successors and Assignment.
                           --------------------------

         The agreements and covenants set forth herein shall inure to the benefit of the successors and assigns of the parties. This Agreement may not be assigned by the Consultant. The Company and its successors and assigns may assign all of the Company's rights and delegate all of the Company's duties under this Agreement to any person or entity.

                [Signatures follow on next page]



IN       WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first written above.
                                                                                                 THE COMPANY


                                                                                                 By: ___________________________
                                                                                                     Rick Bailey, President
                                                                                                 THE CONSULTANT

                                                                                                 By: ____________________________
                                                                                                      Miwa Negi









                                               CONSULTING AGREEMENT
                                                 Exhibit 10(viii)

         THIS CONSULTING AGREEMENT ("Agreement") is entered into as of this 9th day of December 2002, by and between Gateway Distributors, Ltd., a Nevada corporation ("Company"), and Yukihiro Negi, hereinafter referred to as "Consultant."

                                                  R E C I T A L S

                   N. The Company desires to have Consultant's
                  services available to the Company as
                  a temporary consultant to provide the following described services:


                   (xv) Evaluation of Asian market to include
                               retails sales and network
                               marketing business.
                    (xvi) To provide translation services for
                               Asian Market
                       (xvii) Provide Distributor services



               B.Consultant desires to enter into such a consulting relationship with the Company;

               C.Consultant acknowledges that in the course of his consulting relationship with the Company, he will have access to and become acquainted with various trade secrets, consisting of information which was developed by the Company, and is uniquely used in its business and is treated by the Company as confidential and of special and unique value (hereafter referred to as "Company
Confidential Information").

               D.Consultant acknowledges that in the course of his consulting relationship, he may be involved in the development or discovery of new techniques, products, designs, programs and related innovations ("Innovations") during his tenure as a consultant to the Company.

               E.Due to the highly competitive and developmental nature of the Company's business enterprise, the Company wishes to protect the proprietary rights to and confidentiality of the Company Confidential Information and Innovations. Consultant acknowledges the necessity and desirability of such protection.

               F. The intent of this Agreement is to carry out the purposes of the parties as set forth above.

               NOW THEREFORE, in consideration of the above facts, the mutual covenants contained herein and of other good and valuable consideration, receipt of which is hereby acknowledged, the parties agree as follows:









                          14. Recitals and Attachments.
                            -------------------------

The recitals set forth above and any Exhibits attached hereto and referred to as incorporated by reference, shall be deemed to be part of this Agreement as though such provisions had been set forth in full in this Agreement.

                           15. Rates of Compensation.
                             ----------------------

Consultant hereby agrees to perform consulting services as agreed upon by both parties. Consultant shall be paid by the Company for those services performed by the Consultant as requested by the Company from time to time for such compensation as the Consultant and the Company agree upon from time to time.
Compensation payable to the Consultant may be in the form of cash or the Company's capital stock, as agreed by the parties. In addition, Consultant shall be entitled to reimbursement for all reasonable ordinary and necessary cash expenses that he incurs in connection with his performance of the consulting services.

It is acknowledged by the parties that Consultant has, prior to the date of this Agreement, rendered consulting services to the Company at the request of the Company, and that services valued at $40,000 rendered to the Company remained unpaid (this includes a promissory note in the amount of $25,000). Further that these consulting services have remained unpaid since January 1999 through September 2000.

                            16. Status of Consultant.
                              ---------------------

Consultant hereby acknowledges and agrees that he will be acting as an independent contractor to the Company, rather than an employee and that, therefore, the Company will not be required to withhold state and Federal income taxes, or to make payments for FICA, unemployment insurance or any other payroll taxes, and that Consultant will report such earnings as earnings from self-employment when he files his income tax returns with any appropriate taxing authorities.

                                17. Innovations.
                                  ------------

Consultant hereby agrees that he will promptly inform and disclose to the Company all innovations which Consultant develops or becomes aware of during the term of this consulting relationship with the Company which may pertain or relate to the business of the Company or to any experimental work carried on by the Company, whether conceived during regular working hours or not. All such Innovations shall be the exclusive property of the Company. Consultant further agrees to assist the Company, if requested, in obtaining copyrights on all such Innovations deemed copyrightable by the Company. Consultant agrees to execute all documents and do all things necessary to obtain letters patent or copyrights to vest the Company with full and exclusive title thereto, and to protect the same against infringement by others.












                      18. Company Confidential Information.
                        ---------------------------------

                           Consultant agrees that he will not disclose any Company Confidential Information, directly or indirectly, or use such information in any way during his consulting relationship or at any time thereafter without the written permission of the Company.

                             19. Company Equipment.
                               ------------------

                           Consultant agrees that all equipment, and other items relating to the business of the Company, whether prepared by Consultant or otherwise coming into his possession, shall remain the exclusive property of the Company and shall not be removed from the premises of the Company under any circumstances whatsoever without the prior written consent of the Company.

                                20. Termination.
                                  ------------

                           The consulting relationship between the Consultant and the Company may be terminated by either party upon 15 days' advanced written notice.

                               21. Applicable Law.
                                 ---------------

                           The provisions of this Agreement shall be governed by and construed, interpreted and enforced in accordance with the laws of the State of Nevada, United States.

                                22. Severability.
                                  -------------

                           To the extent that the agreements and covenants set forth herein, or any word, phrase, clause, sentence thereof, shall be found to be illegal or unenforceable for any reason, such word, clause, phrase or sentence shall be modified or deleted in such a manner so as to make the contract as modified legal and enforceable under applicable laws, and the balance of the covenants, or parts thereof, shall not be affected thereby, the balance being construed as severable and independent.

                         23. Successors and Assignment.
                           --------------------------

                           The agreements and covenants set forth herein shall inure to the benefit of the successors and assigns of the parties. The
         Consultant may not assign this Agreement. The Company and its successors and assigns may assign all of the Company's rights and delegate all of the Company's duties under this Agreement to any person or entity.









                                  [Signatures follow on next page]



IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first written above.



                                                                 THE COMPANY



                                             By: ___________________________

                                                      Rick Bailey, President


                                                              THE CONSULTANT



                                            By: ____________________________

                                                               Yukihiro Negi











                                                        CONSULTING AGREEMENT
                                                           Exhibit 10(ix)

THIS CONSULTING AGREEMENT ("Agreement") is entered into as of this9th day of December 2002, by and between Gateway Distributors, Ltd., a Nevada corporation ("Company"), and Shuichi Yaginuma, hereinafter referred to as "Consultant."

                                                           R E C I T A L S

                   X. The Company desires to have Consultant's
                  services available to the Company as
                  a temporary consultant to provide the following described services:

                   (xxv) Evaluation of Asian market to include
                               retail sales and network
                               marketing business.
                          (xxvi) To provide translation
                               services for Asian Market
                      (xxvii) Provide Distributor services

                           B.       Consultant desires to enter into such a consulting relationship with the Company;

                           C.       Consultant acknowledges that in the course of his consulting relationship with the Company, he will have access to and become acquainted with various trade secrets, consisting of information which was developed by the
Company, and is uniquely used in its business and is treated by the Company as confidential and of special and unique value (hereafter referred to as "Company
Confidential Information").

                           D.       Consultant acknowledges that in the course of his consulting relationship, he may be involved in the development or discovery of new techniques, products, designs, programs and related innovations ("Innovations")
during his tenure as a consultant to the Company.

                           E.       Due to the highly competitive and developmental nature of the
Company's business enterprise, the Company wishes to protect the proprietary rights to and confidentiality of the Company Confidential Information and
Innovations. Consultant acknowledges the necessity and desirability of such protection.

                           F.       The intent of this Agreement is to carry out the purposes of the parties as set forth above.

                           NOW THEREFORE, in consideration of the above facts, the mutual covenants contained herein and of other good and valuable consideration, receipt of which is hereby acknowledged, the parties agree as follows:








                          24. Recitals and Attachments.
                            -------------------------

                  The recitals set forth above and any Exhibits attached hereto and referred to as incorporated by reference, shall be deemed to be part of this Agreement as though such provisions had been set forth in full in this Agreement.

                           25. Rates of Compensation.
                             ----------------------

Consultant hereby agrees to perform consulting services as agreed upon by both parties. Consultant shall be paid by the Company for those services performed by the Consultant as requested by the Company from time to time for such compensation as the Consultant and the Company agree upon from time to time.
Compensation payable to the Consultant may be in the form of cash or the Company's capital stock, as agreed by the parties. In addition, Consultant shall be entitled to reimbursement for all reasonable ordinary and necessary cash expenses that he incurs in connection with his performance of the consulting services.

It is acknowledged by the parties that Consultant has, prior to the date of this Agreement, rendered consulting services to the Company at the request of the Company, and that services valued at $108,750 rendered to the Company remained unpaid. Further that these consulting services have remained unpaid since
January 1999 through September 2000.

                            26. Status of Consultant.
                              ---------------------

Consultant hereby acknowledges and agrees that he will be acting as an independent contractor to the Company, rather than an employee and that, therefore, the Company will not be required to withhold state and Federal income taxes, or to make payments for FICA, unemployment insurance or any other payroll taxes, and that Consultant will report such earnings as earnings from self-employment when he files his income tax returns with any appropriate taxing authorities.

                                27. Innovations.
                                  ------------

Consultant hereby agrees that he will promptly inform and disclose to the Company all innovations which Consultant develops or becomes aware of during the term of this consulting relationship with the Company which may pertain or relate to the business of the Company or to any experimental work carried on by the Company, whether conceived during regular working hours or not. All such Innovations shall be the exclusive property of the Company. Consultant further agrees to assist the Company, if requested, in obtaining copyrights on all such Innovations deemed copyrightable by the Company. Consultant agrees to execute all documents and do all things necessary to obtain letters patent or copyrights to vest the Company with full and exclusive title thereto, and to protect the same against infringement by others.











                      28. Company Confidential Information.
                        ---------------------------------

         Consultant agrees that he will not disclose any Company Confidential
         Information, directly or indirectly, or use such information in any way during his consulting relationship or at any time thereafter without the written permission of the Company.

                             29. Company Equipment.
                               ------------------

                           Consultant agrees that all equipment, and other items relating to the business of the Company, whether prepared by Consultant or otherwise coming into his possession, shall remain the exclusive property of the Company and shall not be removed from the premises of the Company under any circumstances whatsoever without the prior written consent of the Company.

                                30. Termination.
                                  ------------

                           The consulting relationship between the Consultant and the Company may be terminated by either party upon 15 days' advanced written notice.

                               31. Applicable Law.
                                 ---------------

                           The provisions of this Agreement shall be governed by and construed, interpreted and enforced in accordance with the laws of the State of Nevada, United States.

                                32. Severability.
                                  -------------

                           To the extent that the agreements and covenants set forth herein, or any word, phrase, clause, sentence thereof, shall be found to be illegal or unenforceable for any reason, such word, clause, phrase or sentence shall be modified or deleted in such a manner so as to make the contract as modified legal and enforceable under applicable laws, and the balance of the covenants, or parts thereof, shall not be affected thereby, the balance being construed as severable and independent.

                         33. Successors and Assignment.
                           --------------------------

                           The agreements and covenants set forth herein shall inure to the benefit of the successors and assigns of the parties. This
         Agreement may not be assigned by the Consultant. The Company and its successors and assigns may assign all of the Company's rights and delegate all of the Company's duties under this Agreement to any person or entity.

                                  [Signatures follow on next page]










IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first written above.



                                                                 THE COMPANY



                                             By: ___________________________

                                                      Rick Bailey, President


                                                              THE CONSULTANT



                                            By: ____________________________

                                                            Shuichi Yaginuma










                                                SETTLEMENT AGREEMENT
                                                            Exhibit 10(x)

                  This SETTLEMENT AGREEMENT (the "Agreement") is made and entered into on December 10, 2002 at Las Vegas, Nevada between Gateway
         Distributors, Ltd. doing business as The Right Solution, having its principle place of business at 3095 East Patrick Lane, Suite 1, Las
         Vegas 89120 (referred to in this Agreement as "Gateway"), and Leonard
         K. Olson, whose business address is 4345 Topaz Street, Las Vegas NV
         89121 ("Olson").

                                                     ARTICLE I.

                                                   DEBT OWED OLSON

                  A.       PAST DEBT.  A recap of past debt owed Olson is as follows:
                           ---------
                           (i)      Past Commissions checks                     $  3,776.88
                           (ii)     1 % of sales 9/01/1999 to 1/31/2002           69,077.00
                           (iii)    Today Printing debt                           15,000.00
                                                                                  ---------
                           (iv)     Total Debt Owed                             $87,853.88
                           (v)      Minus 1% Sales Commissions Paid                 8,024.55
                           F-6 Minus Insurance Premium
                                       ---
     9,868.72
                            F-7 Balance of Debt Owed
     $69,960.61

                -2 Independent Contractor. Olson agrees that he i
                      -------------------------------------
     acting as an independent
     contractor, and that this Agreement in no way creates any other type of employment or agency relationship between Olson and Gateway. To that end,
     Olson is responsible for payment of all income and other taxes, and for providing his own workers compensation and other types of insurance.

                -2 This settlement of debt does not effect in any way the Consulting Agreement between Olson and Gateway Distributors signed in August of 1999.

               -2 Gateway is still required to allow Olson to kee his center pre-qualified. In addition, Olson recieves 1% of total commissionable sales with a maximum of $20,000 total between percentage of sales and commission check. Olson is not required to meet the Gateway's normal Compensation Plan qualification requirements.



               -2 Olson shall be issued 50% of the debt amount in stock. Once sale of this stock takes place the remaining 50% will be issued. When Olson recognizes total amount of the debt this agreement will automatically terminate with the exceptions of B, C, and D above.








                 -2 Entire Agreement. This Agreement constitutes
                         -------------------------------
     the entire Agreement between
     the parties pertaining to the subject matter contained in the Agreement.

         C.       Amendment.  No supplement, modification, or amendment of this Agreement
                  ---------
shall be binding unless executed in writing by both parties.


         D.       Governing Law.  This Agreement shall be construed in accordance with, and
                  -------------
governed by, the laws of the State of Nevada.



         IN WITNESS WHEREOF, the parties have executed this Agreement as of the date shown above.






                                  "CONSULTANT"


                         By: __________________________
                                Leonard K. Olson




                  "GATEWAY"


By: _____________________________
         Rick Bailey
         President / CEO








                             NON-DILUTION AGREEMENT
                                       OF
                           NEPTUNE COMMUNICATIONS AND GATEWAY DISTRIBUTORS LTD.
                                 Exhibit 10(xi)

 Now Comes Neptune Communications, Inc. and Gateway Distributors Ltd. those parties to a Consulting Agreement dated the 8th of June, 2002 and agree as follows:

         1. That as a result of the reverse split of stock carried out by Gateway Distributors Ltd. that Neptune is entitled to additional shares of stock to insure proper compensation for the services provided by Neptune pursuant to the consulting agreement referenced above and for the service provided by Neptune and to be provided by Neptune pursuant to that agreement.

         2. The parties hereby agree and stipulate that the agreed upon compensation that should be issued and delivered to Neptune for the services that have been and are to be provided to Gateway pursuant to the June 8, 2002 agreement shall be, in addition to all other compensation previously delivered to Neptune by Gateway, that number of shares necessary to insure that Neptune shall hold not less than 51% of the issued and outstanding shares of the common stock of Gateway Distributors, Ltd and that the shares issued pursuant to this Agreement shall be restricted common stock of Gateway Distributors Ltd., which shares shall be issued and delivered by Gateway to Neptune from time to time as necessary to maintain Neptune's interest in Gateway at not less than 51%. The non-dilution provisions of this agreement shall only apply for a period of two years from the date hereof.

         3. The parties agree that all other provisions of the June 8, 2002 agreement shall remain in place and are not modified except as specifically set forth herein.
         Agreed and entered into this 10th day of December, 2002.

Neptune Communications, Inc.    Gateway Distributors Ltd.

By:      /s/ Flo Ternes                  By:     /s/ Rick Bailey
     ---------------------------              ----------------------
         Flo Ternes, President           Rick Bailey, President







                               SECURITY AGREEMENT
                                 Exhibit 10(xii)

     This SECURITY AGREEMENT (the "Agreement"), dated December 16, 2002, is by and between SUBURBAN CAPITAL CORP. ("Lender"), and Neptune Communications
     (the "Pledgor"), as follows:

            1. Security Interests. Simultaneously with the execution
                               ------------------
     and delivery of this Agreement, the
     Lender has loaned the sum of Nine thousand Seven Hundred Dollars
     ($9,700.00) to the Pledgor. Such loan is evidenced by:

         (a) a promissory note (the "Note") in the principal sum of Nine
         Thousand Seven Hunderd Dollars ($9,700.00) of even date herewith from the Pledgor, as maker, and payable to the order of the Lender;



In consideration of such loan and financial accommodations by the Lender to the Pledgor, the Pledgor hereby conveys, assigns, transfers and grants a security interest in, and pledges the Collateral (as hereinafter described) to the Lender to secure the performance and payment of the Note and any and all other indebtedness, obligations or liabilities of the Pledgor to the Lender, whether arising under or pursuant to this Agreement, the Note, any other instrument executed in connection with or securing the performance or payment or arising under the this Agreement, the Note, or otherwise, and whether now owing or hereafter arising, whether direct or indirect, whether liquidated or unliquidated, and including, specifically and without limitation, any and all indebtedness, obligations, of the Pledgor to the Lender (all of which indebtedness, obligations, and liabilities are collectively referred to as the "Indebtedness").


2. Collateral.   The Pledgor has delivered to and deposited the following securities with the
Lender as Collateral under this Agreement:

                        SECURITIES COMPRISING COLLATERAL


                                    Description of
Face Amount of                      Securities and                                    Name(s) in Which
Number of Shares                            Name of Issuer                                    Registered

5,000,000                           Gateway Distributors, Ltd.                          Neptune
Communications

                       Certs # 2467, 2468, 2469, 2470 and

                                    2471

__________  Initials
                                       75





                                    CUSIP No. 367597 20 0


            3. Representation, Warranties and Covenants. The Pledgor
                    ----------------------------------------
     represents, warrants, covenants and
     agrees that:

               (a) all information and financial statements made o
              furnished by the Pledgor in any
              financial, credit or accounting statements or application for credits, contemporaneously with or subsequent to the execution of this Agreement, are or will be true, correct, complete and genuine;

                  (b) all securities deposited with the Lender
              pursuant to the provisions of this Agreement as Collateral hereunder:

                    (1) were properly issued, drawn, made and
                      /or accepted, as appropriate, duly
                      authorized, and not issued in violation of the preemptive rights of any person or entity or of any agreement, covenant, instrument, judgment, degree, by- law, or corporate charter provision by which the Pledgor or any issuer of such securities is bond; and


                    (2) are validly outstanding, fully paid,
                      nonassessable, owned by the Pledgor, and free of adverse claims or other security interests, except as may arise under the provisions of this Agreement or which exist in favor of the Lender;

                    (c) each certificate or other instrument
              representing any Collateral delivered to the Lender in pledge hereunder has been and will be duly and properly endorsed and assigned to the Lender or accompanied by the duly executed stock powers;

               (d) the Pledgor has full power and lawful authority
              to sell and assign the Collateral and
              to grant to the Lender a first and prior security interest therein as herein provided, and the execution, delivery and performance hereof is not in contravention of any indenture agreement or undertaking to which the Pledgor is a party or by which the Pledgor is bound;

               (e) the Pledgor will defend the Collateral against
              all claims and demands of all persons
              at any time claiming the same or any interest therein, the Pledgor will not adjust, settle or compromise any of the Collateral without the prior, written consent of the Lender, and the Pledgor will transmit to the Lender promptly all information that the Pledgor may have or receive with respect to the Collateral or with respect to obligations of the Collateral which might in anyway affect the value of the Collateral or the Lender's rights or remedies with respect thereto;

                  (f) the Pledgor has not heretofore signed any
              financing statement is now on file in any public office covering the Collateral, the Pledgor authorizes the Lender, at its option, to file in jurisdictions where this authorization will be given effect a financing

__________  Initials
                                       76





              statement signed only by the Lender covering the Collateral, and further, at the option of the Lender, a carbon, photographic or other reproduction of this Agreement or of a financing statement covering any of the Collateral shall be sufficient as a financing statement and may be filed as a financing statement;

               (g) the Pledgor will not sell or offer to sell, or
              otherwise transfer or encumber or dispose
              of any of the property which constitutes part of the Collateral or any interest therein without the written consent of the Lender;

               (h) the Pledgor will keep the Collateral free from
              adverse lien, security interest or
              encumbrance, except liens, security interests or encumbrances in favor of or permitted by the Lender;

               (i) there are no restrictions or prohibitions that
              prohibits, limits or restrict the sale,
              transfer or disposition of any part of the Collateral, or the grant of the security interest herein, other than those expressly set forth on the face of the certificates representing the Collateral, and the Pledgor has the right to grant the security interest described herein without obtaining the consent of any of the other owners or security holders, as appropriate, of any such issuer;

               (j) all investment securities, instruments, papers
              and any like property constituting the
              Collateral are and will be genuine, free from adverse claims, default, prepayment or defenses, and all persons, corporation or entities appearing to be obligated thereon have authority and capacity to contract and are bound thereon as they appears to be upon the face thereof, and the same comply with all applicable laws concerning form, content and manner of preparation and execution;

                                (k) the Pledgor:

                     (1) will promptly pay and discharge, or
                  cause to be paid and discharged, as the same shall become due an payable, all personal property taxes and other charges lawfully levied and imposed by the United States of America or by any state, county or municipality or other taxing body upon the Collateral, and upon the income or profits thereof, and

                     (2) will not suffer any lien, charge or
                  claim which might or could be held to be prior
                  to or on parity with the lien of the Lender hereunder, to be created or to remain outstanding upon the Collateral, or any part thereof,



Provided however, if any of such taxes or governmental assessment are not paid by the Pledgor prior to delinquency thereof, the Lender may at its option pay such taxes or assessments and any interest, costs or penalties in connection therewith, or any part thereof, unless the Pledgor, in good faith, is contesting such taxes or assessments, and in the event the Lender shall pay any such taxes, assessments, interests, costs, penalties, or expenses incident to or in connection with the collection of the Collateral or protection or enforcement of the Collateral, any amounts so

__________  Initials
                                       77





paid by the Lender, shall be due and payable by the Pledgor to the Lender, and the Pledgor, upon demand of the Lender, shall pay to the Lender the full amount thereof together with interest accruing thereon at the maximum lawful nonusurious contract rate of interest permitted by applicable state or federal law (whichever is greater) as such laws not exist or may be amended in the future, from the date of any such payment, this Agreement shall operate as security therefor as fully and to the same extent as it operates as security for payment of the other obligations secured hereunder, and for the enforcement of such repayment the Lender shall have every right and remedy provided for enforcement or payment of the obligations secured hereunder;


                 (l) in the event that any corporation or entity
              which has issued any of the Collateral
              shall, while any part of the indebtedness remains unpaid, declare or make any reclassification, readjustment, split, or other modification of such issuer's capital structure, or any part of the Collateral, the Pledgor will immediately notify the Lender thereof, and all new, modified, reclassified, readjusted, substituted or additional shares or other certificates or securities issued by such issuer shall be covered by, and be delivered to and held by the Lender under the terms of, this Agreement in the manner as all other Collateral;


               (m) the Lender shall not be responsible in any way
                     for any depreciation or decline in the
              value of the Collateral or any part thereof, nor shall the Lender have any duty or responsibility whatsoever to take any steps to preserve rights against prior parties or to enforce collection of the Collateral by legal proceedings or otherwise, although it may do so at its option as provided in Paragraph 4 hereof, is being understood that the sole duty of the Lender, its successors and assignees, hereunder is to receive collections, remittances and payments on the Collateral as and when made and received by the Lender, and, at the Lender's option, applying the amount of amounts so received, after deduction of any collection costs incurred, as payment upon the Indebtedness or holding the same for the account and order of the Pledgor;

                 (n) the Pledgor agrees to pay to the Lender all
              advances, charges, costs and expenses (
              including reasonable attorney's fees and legal expenses) incurred by the Lender in connection with the transaction which gives rise to this Agreement, in connection with confirming, perfecting or preserving the security interest created under this Agreement, in connection with protecting the Lender against claims or interests of any third person against the Collateral, and in exercising any rights, power or remedy conferred by this Agreement or by law
              (including, but not limited to, attorney's fees and legal expenses incurred by the Lender and the amounts incurred in connection with the operation, maintenance or foreclosure of any or all of the Collateral), and in the event the Lender shall pay any such advances, charges, costs and expenses, any amounts so paid by the Lender shall be due and payable by the Pledgor to the Lender, and the Pledgor, upon demand of the Lender, shall pay to the Lender the full amount thereof together with interest accruing thereon at the maximum lawful nonusurious contract rate of interest as such laws now exist or may be amended in the future, from the date of any such payments by the Lender until repaid to the Lender in full; and


__________  Initials
                                       78





                (o) the Pledgor will, upon request of the Lender,
              execute and deliver or cause to be
              executed and delivered such further instruments, and will do, or cause to be done, such further acts as may be necessary or proper to carry out more effectually the purposes of this Agreement or to protect or to perfect the security interest in the Collateral, or any part thereof.


               4. Rights and Remedies. The Lender is hereby fully
                               -------------------
     authorized and empowered (without the
     necessity of any further consent or authorization from the Pledgor) and the right is expressly granted to the Lender, and the Pledgor hereby constitutes, appoints and makes the Lender as the Pledgor's true and lawful attorney and agent-in-fact for the Pledgor and in the Pledgor's name, place, and stead, with full power of substitution, in the Lender's name or the Pledgor's name or otherwise, for the Lender's sole use and benefit, but at the Pledgor's cost and expense, to exercise all or any of the following powers at any time with respect to all or any of this Collateral:

               (hh) notify account debtors or the obligors on the
              Collateral to make and deliver
              payment to the Lender as provided hereunder;

               (b) receive, endorse, collect by legal proceedings
              or otherwise, and demand payment
              directly from the makers, drawers, acceptors, issuers and/or obligors of the Collateral and receipt for all sums and amounts now or hereafter repayable on or with respect to the Collateral, provided, however that all such sums so paid to and received by the Lender shall be applied as provided herein;

                (c) from time to time extend the time of payment,
              arrange for payment in installments or
              otherwise modify the terms of or enter any other agreements in any wise relating to or affecting the Collateral, and in connection therewith may deposit or surrender control of any security held therefor, accept other property in exchange for any security held therefor and take such action as it may deem proper, and any money or property received in exchange for any security held therefor shall be applied on the Indebtedness or thereafter be held by the Lender pursuant to the provisions hereof;

                (d) make any compromise or settlement the Lender
              deems desirable with respect to the
              Collateral;

                (e) insure, process and preserve the Collateral;

                (f) exercise and enforce all of the other rights,
              powers and remedies of the holder and
              owner of the Collateral and the liens, if any, securing the payment thereof, including (but not by way of limitation) the right to demand payment of the Collateral in the event of any default thereunder and provided further that the Lender is and shall be fully subrogated to all rights and liens existing unto and in favor of the Pledgor under the provisions of the instrument or instruments securing the Collateral and in the event of default in the payment or performance of Collateral, or default or failure in the performance of any of the covenants or agreements contained in said instruments, or any of one of them, the Lender shall be entitled to foreclose said rights and liens and have properties covered by said instruments, provided however, that the

__________  Initials
                                       79





              proceeds from any and all such sales shall be applied to the payment of the
              Indebtedness as herein provided;

               (g) demand, sue for, collect, receive, receipt for,
              compound and give acquaintance for
              any and all amounts, money or property at any time payable or receivable on account of  or in exchange for, any of the Collateral;

provided however, the Pledgor shall be under no obligation or duty to exercise any of the powers hereby conferred upon it under this paragraph, and shall be without liability for any act or failure to act in connection with the collection of, or the preservation of any rights under any Collateral.


                            5. Remedies Upon Default.
                              ---------------------

               (a) The following events are hereby defined for all
              purposes of this Agreement as
              Adefault@;

                      (1) The failure to pay, when due any
                  indebtedness, or any installment or part thereof;

                      (2) Any deterioration, impairment or
                  decline in character or value of any part of the Collateral or any other collateral subject to a security interest in favor of the Lender as security for an Indebtedness (whether actual or reasonably anticipated) that causes the Collateral or any such other collateral, in the judgment of the Lender, to become unsatisfactory as to character or value;

                     (3) The Pledgor, or any maker, drawer,
                  acceptor, endorser, guarantor, surety,
                  accommodation party or other person now or hereafter primarily or secondarily liable upon or for payment of any part of the Note or any Indebtedness, or for performance of any part of this Agreement or any agreement or instrument creating, evidencing, securing, or executed or delivered in connection with any Indebtedness (each hereinafter called an AOther
                  Liable Party@) dies or becomes incapacitated (if a natural person) or becomes insolvent (however such insolvency may be evidenced);

                     (4) If the Pledgor or any Other Liable
                  Party shall file a voluntary petition in
                  bankruptcy or for relief under any provision of any federal bankruptcy law or similar law of any other jurisdiction;

                    (5) If any involuntary petition under any
                  federal bankruptcy law or similar law of any other jurisdiction shall be filed against the Pledgor or any Other Liable Party and such involuntary petition is not dismissed within ninety (90) days thereafter;

                     (6) If the Pledgor or any Other Liable
                  Party shall be adjudicated a bankrupt or
                  insolvent, make an assignment for the benefit of creditors, call a meeting of

__________  Initials
                                       80





                  creditors or for the appointment of a committee of creditors or a liquidating agent, or offer to receive from any creditors a composition or extension of any indebtedness of any of them;
                     (7) If the Pledgor or any Other Liable
                  Party shall file any petition or answer seeking for itself any arrangement, composition, winding up, liquidation, readjustment, extension, reorganization, or dissolution under any federal bankruptcy law or any applicable present or future law, statute or regulation under federal law or any other jurisdiction, or shall file any answer admitting the material allegations of a petition or complaint filed against the Pledgor or any Other Liable Party in any such proceeding;

                    (8) If any judgment, injunction, order or
                  other process, or any proceeding, procedure or remedy supplementary to or in enforcement of judgment shall be resorted to or commenced against the Pledgor or any Other
                  Liable Party, or which respect to the Collateral or any property of any of them;

                    (9) If any governmental authority, or any
                  court at the instance thereof, shall take possession of the Collateral or any substantial part of the property of or assume control over the affairs or operations of the Pledgor or any Other Liable Party, or if a receiver, trustee, liquidate, conservator, rehabilitator, or any other similar individual, judicial officer or committee shall be appointed for the Pledgor or any Other Liable Party, or take possession of all or all or any substantial part of, or a writ or order or attachment, sequestration, or garnishment shall be issued or made against any of the Collateral or property of the Pledgor or any Other Liable Party, or if the Pledgor or any Other Liable Party shall see, consent to or acquiesce in any of the foregoing;

                (10)The failure to withhold, collect or remit any
                  tax or the failure to pay, as they
                  become due, any debts or taxes for which the Pledgor or any Other Liable Party is primarily or secondarily liable, or if any such debt shall become due and payable by acceleration of maturity thereof, or if any event or condition shall occur which shall permit the holder of any such debt to declare it due and payable upon the lapse of time, giving of notice or otherwise;

                (11)If the Pledgor or any Other Liable Party (if
                  other than a natural person) shall be
                  dissolved, wound up, liquidated or otherwise terminated, or be a party to any merger, corporate reorganization or consolidation without the written consent of the Lender;

                     (12)The whole or partial suspension or
                  discontinuance of usual business or failure in
                  business of or by the Pledgor or any Other Liable Party, including the imminent or threatened occurrence of any of the foregoing events;

                (13)If the Pledgor or any Other Liable Party shal
                  sell substantially all or any integral
                  portion of its assets or makes a bulk transfer without the written consent of the
                  Lender;


__________  Initials
                                       81





                (14)If the Pledgor or any Other Liable Party make
                  or has made to Lender or
                  furnished or has furnished the Lender any representation, warranty, financial or other information, or statements which are untrue or misleading in any respect;

                (15)If a default occurs under if the Pledgor any
                  Other Liable Party violates any
                  covenants, agreement or condition contained in this Agreement, the Note and any agreement or instrument creating, evidencing, securing, or executed or delivered in connection with any Indebtedness;

                (16)The failure of the Pledgor, any Other Liable
                  Party or the Collateral to comply
                  with applicable margin regulations of the Federal Reserve Board; or

                (17)The occurrence of any other event defined as
                  default in the Note or any
                  instrument creating, evidencing, securing, or executed or delivered in connection with any Indebtedness.
                  (b) In the event of default, lender will send
              written notice, by facsimile, to Pledgor, who
              will then have one (1) day to cure the default.  In case one or more defaults shall happen:

                   (1) then, and in each and every such case,
                  any obligation of the Lender for further financial accommodation of the Pledgor and any Other Liable
                  Party shall terminate, the Lender may declare and principal amount of the Note, any unmatured Indebtedness secured hereby, and any accrued interest thereon, if not already due and payable, to be immediately due and payable, and upon such declaration, the Note, such Indebtedness and the accrued interest thereon shall become and be immediately due and payable, anything contained in this Agreement, the Note, or any agreement or instrument creating, evidencing, securing, or executed or delivered in connection with any such Indebtedness to the contrary notwithstanding. Any such declaration may be made by notice in writing to the Pledgor and may be sent in conformance with Section 9 of this agreement. This provision, however, is subject to the condition that if at any time after such declaration and prior to the date of maturity as stated in the Note or the agreement or instrument creating or evidencing any Indebtedness, all arrears of principal and interest thereon (with interest, if any to the extent permitted by law, at the rate specified therein on any overdue interest) and the expense of the Lender, its agents and attorneys, shall either be paid by or for the account of Pledgor, and all defaults as aforesaid (other than the payment of principal and accrued interest which has been accelerated by declaration) shall have been made good or cured to the satisfaction of the Lender, then and in every such case the Lender may, at its option evidenced by an instrument of waiver and rescission, waive such default and its consequences and rescind such declaration, and thereupon the Lender and the Pledgor shall be restored to their former respective positions and rights thereunder, provided however, that no waiver shall extend to or affect any subsequent default or impair or exhaust any right or power thereon.

                     (35) The Lender may cause all shares of
                  stock and all registered evidences of
                  indebtedness then or thereafter pledged hereunder to be transferred into its own name or that of its nominee, and thereafter, any former interest of Pledgor in the

__________  Initials
                                       82





                  shares of stock shall be forfeit.

                   (36) In addition to the rights and remedies
                  listed above, the Lender shall have
                  then or at any time thereafter the rights and remedies provided in the Uniform Commercial Code in force in the State of Illinois at the date of execution of this Agreement.

                    (37) If Lender is unable to liquidate the
                  Collateral pledged hereunder upon
                  the uncured default of Pledgor or the Other Liable Party, then
                  Pledgor and/or the Other Liable Party as applicable, agree and understand that he/she or it shall be personally liable to Lender, in addition to any other remedies available to Lender hereunder; for liquidated damages computed as the highest closing sale price for the Shares occurring during period from the date of Lender's notice of default to Pledgor or the Other
                  Responsible Party through the date that judgment is entered against Pledgor or the Other Liable Party with respect to the Indebtedness.



                                   6. Waiver.
                                     ------

               (a) The Pledgor and each Other Liable Party hereby
              waive:

                      (1) any and all demands of any nature
                      whatsoever, any and all notices of any
                      nature whatsoever, dishonor, presentment of any kind whatsoever, and protest of or in connection with the Note or any Indebtedness;

                   (2) any rights either under any statute or
                      rule of law pertaining to the
                      marshalling of assets or under any statutes or rules of law that require valuation or appraisement of the Collateral or the sale of the Collateral, or any part thereof, in any sequence or order, or pro rate or in any other manner not herein specifically provided for;

                   (3) any rights under any statute or rule o
                      law pertaining to or that requires as a
                      condition precedent to exercising any right under and pursuant to the terms of this Agreement, any action of any nature to collect the Note or any Indebtedness from the Pledgor or any Other Liable Party, or to reduce the same to judgment against the Pledgor or any Other Liable Party, or secure performance of or under any provision of the Note or any other agreement or instrument creating evidencing, securing, or executed or delivered in connection with any Indebtedness, or the transaction contemplated thereby; and

                    (38) any defense arising by reason of any
                  disability or other defense of any Other
                  Liable Party, by reason of the cessation from any cause whatsoever of the liability of any Other Liable Party, any right to subrogation, any right to enforce any remedy which the Lender now has or may hereafter have against the Pledgor

__________  Initials
                                       83





                  or any Other Liable Party and any benefit of and rights to participate in any Collateral or security whatsoever now or hereafter held by the Lender.

                    (39) Any rights or defenses arising under
                  any state or federal law in connection
                  with Lender's liquidation of the collateral; including any claims or demands under any securities or similar state or federal law.

                        (40) Any right(s) to initiate any
                  counterclaims or other claims or demands against Lender or any of its affiliates, associates or attorneys in connection with Lenders loan to Pledgor; Pledgor's pledge of the Collateral to Lender hereunder; or Lender's liquidation of the Collateral in the event of an uncured default by Pledgor.

                   (b) The Pledgor and each Other Liable Party
              authorizes the Lender, without notice or demand and without any reservation of rights against the Pledgor or any Other Liable Party and without affecting the Pledgor's or any Other Liable Party's liability hereunder or on the Indebtedness, from time to time to:

                        (1) renew, extend for any period,
                      accelerate, modify, compromise, settle or
                      release the obligation of the Pledgor or any Other Liable Party with respect to any or all of the Indebtedness or Collateral;

                     (2) Take and hold any other property as
                      collateral, other than the Collateral, for
                      the payment of any or all of the Indebtedness, and exchange, enforce, waive and release any or all of the Collateral or such other property;

                     (3) Apply the Collateral or such other
                      property and direct the order or manner of
                      sale thereof as the Lender in its discretion may determine; and

                    (4) Release or substitute the Pledgor or
                      any Other Liable Party.

              7. Satisfaction and Discharge. When the Note and all
                           --------------------------
     Indebtedness shall have been paid in full
     and any and all other obligations under this Agreement have been discharged, the Lender shall deliver to the Pledgor all of the Collateral together with any additions thereto and substitutions therefor, and shall cause to be executed and delivered such instruments as may necessary to cancel this Agreement and revest existing rights, titles and interests of the Lender in and to the Collateral.

            8. Transfer of Indebtedness or Collateral. The Lender may
                     --------------------------------------
     transfer any or all of the
     Indebtedness, and
     upon such transfer the Lender may transfer any or all of the Collateral and shall be fully discharged thereafter from all liability with respect to the
     Collateral so transferred, and the transferred shall be vested with all rights, powers and remedies of the Lender hereunder with respect to any
     Collateral so transferred; but with respect to any Collateral not so transferred, the Lender shall retain all rights, powers and remedies hereby given. The Lender may at any time deliver any or all of the Collateral to the Pledgor whose receipt shall be a complete and

__________  Initials
                                       84





     full acquittance for the Collateral so delivered, and the Lender shall thereafter be discharged from any liability therefor.

             9. Notices. Notices and other communications hereunder
                                     -------
     shall be in writing and shall be
     delivered by mail or facsimile.

                                If to the Lender:

                  SUBURBAN CAPITAL CORP.
                  2121 W. Army Trail Rd.
                  Suite 105
                  Addison, IL 60101


                               If to the Pledgor:

                  Neptune Communications



Any party may amend their address set forth above upon notice given in the same manner as provided for any other kind of notice.

           10. Survival of Agreements, Representations and Warranties.
             ------------------------------------------------------
     All agreements, representations
     and warranties contained herein or made in writing by or on behalf of the
     Pledgor in connection with the transactions contemplated hereby shall survive the execution and delivery of this Agreement, any investigation at any time made by the Lender or on behalf, and the acquisition and disposition of the Note. All statements contained in any certificate or other instrument delivered by or on behalf of the Pledgor pursuant hereto or in connection with the transactions contemplated hereby shall be deemed representations and warranties by the Pledgor hereunder.

                               11. Miscellaneous.
                                  -------------

               (a) This Agreement shall not prejudice the right of
              the Lender at its option to enforce
              collection of the Note or any other Indebtedness held by suit or in any lawful manner, or to resort to other security for the payment of such Note or Indebtedness. The execution and delivery of this Agreement in no manner shall impair or affect any other security (by endorsement or otherwise) for the payment of the Indebtedness shall impair in any manner or affect this Agreement.
              All such present and future additional security is to be considered as cumulative security.


__________  Initials
                                       85





               (b) No right or remedy in this Agreement, the Note
              or any other agreement or instrument
              creating evidencing, securing, or executed or delivered in connection with the Note or any other Indebtedness is intended to be exclusive of any right or remedy. Neither this Agreement nor the exercise by the Lender of (or the failure to so exercise) any rights, power or remedy conferred herein or by law shall be construed as relieving any person liable on the Indebtedness from full liability on the Indebtedness and for any deficiency thereon.

               (c) No delay or omission by the Lender to exercise
              any right or remedy shall impair such
              right or remedy or any other right or remedy or shall be construed to be waiver of any default or an acquiescence therein.

               (d) The invalidity of unenforceability of any of th
              rights or remedies herein provided in
              any jurisdiction shall not in any was affect the right to the endorsement in such jurisdiction or elsewhere of any of the other rights or remedies herein provided.

                  (e) This Agreement is being delivered and is
              intended to be performed in Cook County, Illinois and venue for any action arising hereunder shall be in such county. This Agreement shall be construed and enforced in accordance with and governed by the laws of the State of Illinois, and to the extent applicable, the law of the United States.

               (f) This Agreement shall be binding upon and inure
              to the benefit of the respective
              heirs, successors, representatives and authorized assigns of the parties hereto. The term APledgor@, as used throughout this Agreement shall (regardless of use of the singular form) mean the Pledgor, individually and/or collectively. Where the context so requires, the masculine gender includes the feminine and neuter gender, the singular includes the plural, and vice versa. The obligations and agreements of the Pledgor hereunder are joint and several. The Pledgor is and shall be deemed to be a Adebtor@ within the meaning of that term as defined in the Uniform
              Commercial Code.

                 (g) If maturity of the Note or any Indebtedness
              shall be accelerated for any reason other than default, the obligations thereupon shall be credited for the full amount of any interest then unearned which has been collected heretofore by the Lender.

               (h) This Agreement embodies the entire agreement an
              understanding between the
              parties hereto and supersedes all prior agreements and understandings relating to the subject matter hereof.

                 (i) The headings in this Agreement are for the
              purpose of reference only, and shall not limit or otherwise affect any of the terms hereof.

               (j) This Agreement may be executed simultaneously i
              two or more counterparts, each
              of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

__________  Initials
                                       86







EXECUTED and delivered as of the date first above written.




LENDER:                                                       PLEDGOR:

Suburban Capital Corp.                                        Neptune Communications


By: ________________________________                                   By:
-----------------------------

Print Name: _________________________                                  Print Name:
----------------------

Title: _______________________________


__________  Initials
                                       87





                                    AGREEMENT
                                Exhibit 10(xiii)

         THIS AGREEMENT (the "Agreement") is made this 14th day of January 2003, by and between Suburban Capital Corporation, a Delaware corporation ("Advisor") and Gateway Distributors, Ltd., a Nevada corporation (the "Company").

         WHEREAS, Advisor and Company have heretofore entered into a written agreement dated October 22, 2002; and

         WHEREAS, it is the intent of Advisor and Company (the "Parties") to enter into a new agreement which will supercede and replace any and all existing consulting contracts and agreements, whether written or oral, which have heretofore existed between the parties, their agents and assigns; and

         WHEREAS, it is the intent that this Agreement, and any subsequent written amendments or addendums thereto, shall set forth all duties between the parties and shall govern all subsequent dealings between the Parties; and

         WHEREAS, Advisor and Advisor's Personnel and sub-contractors (as defined below) have experience in evaluating and effecting mergers and acquisitions, advising corporate management, and in performing general administrative duties for publicly-held companies and development stage investment ventures; and

         WHEREAS, the Company has previously retained Advisor to advise and assist the Company in its development on the terms and conditions set forth in previous agreements between the parties; and

         WHEREAS, it is the intent that this Agreement settle all claims of Advisor for monies for services performed, or to be performed, pursuant to any and all previous agreements between the parties.

         NOW, THEREFORE, in consideration of the payment to advisor of the sum of One Dollar ($1.00), the receipt of which is hereby acknowledged, and in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, including, but not limited to, the cancellation of all previous contracts and agreements between and among the parties, the receipt and sufficiency of which is hereby acknowledged, the Company and Advisor (the "Parties") agree as follows:

         The Company has previously hired Advisor, pursuant to an agreement dated October 22, 2002, to assist the Company in it's effecting the purchase of businesses and assets relative to its business and growth strategy, acquisition of other operations or businesses, general business and financial issues consulting, the introduction of the Company to other advisors or other third parties that may assist the Company in its plans and future (the "Services"). The Services were to be provided on a "best efforts" basis directly and through Advisor's employees or others employed or retained and under the direction of







         Advisor ("Advisor's Personnel"); provided, however, that the Services were to expressly exclude all legal advice, accounting services or other services which require licenses or certification which Advisor may not have, services in connection with the offer or sale of securities in a capital raising transaction, and services which might directly or indirectly promote or maintain a market for the securities of the Company.

         Advisor was to serve as an advisor to the Company for the purpose of finding and presenting potential business combinations to the Company during the term of this Agreement.


Compensation and Means of Payment of Compensation

         As a complete and total satisfaction of all claims of Advisor for fees which have been earned to the date of this agreement, the Company agrees to pay
Advisor, or at the option of Advisor an employee or contractor of Advisor, $550,000 for the Services which have been rendered under the terms all prior agreements between the parties ("Advisory Fee"). The Company shall pay the $550,000 by the delivery to Advisor of a number of shares of the Company's common stock, par value $.001 per share, that when sold will provide to advisor, or its assignee the sum of $550,000.
         The Parties agree that the value of uncompensated services rendered by Advisor to the date of this agreement is $550,000 and that the amount of $550,000 is due to advisor for services previously performed during the term of the previous Agreement.

         Commencing on the date of this Agreement, the Company shall issue and deliver to the Advisor as compensation for services previously rendered, as described above, shares having a value of $550,000. At no time shall the Company issue to Advisor shares equaling, when added to the number of shares, if any, presently owned by Advisor, shares in excess of 9.99% of the number of shares of outstanding common stock of the Company as of the date of issuance. Shares issued pursuant to this agreement are to be liquidated and the gross proceeds applied towards the satisfaction of the $550,000 Advisory Fee. Thereafter, from time to time, and after the liquidation of the shares issued upon the signing of this agreement, the Company shall issue such additional shares as may be necessary to assure the payment to Advisor of the $550,000 owed to Advisor for services which have actually been rendered by Advisor, as set forth herein. At no time shall the Company issue to Advisor shares which would cause the number of shares owned legally or beneficially by Advisor, to equal ten percent (10%) of the issued and outstanding shares of the Company.

         Any demand for additional shares to be issued to allow payment of the total of $550,000 to advisor shall contain an accounting showing the amount received by Advisor from all sales of Shares delivered to Advisor under the terms of this Agreement together with a statement showing the total number of Shares received under this Agreement, the number of said Shares which have been sold, and the remaining amount owed to Advisor. The Company shall have five (5) business days following actual receipt of said accounting to deliver a sufficient number of additional shares, subject to the 10% limitation, to pay any remaining balance. All Shares delivered to the Advisor under the terms of this agreement shall have been registered pursuant to an effective registration statement filed by the Company with the U.S. Securities and Exchange Commission prior to issuance.








         At no time shall the Advisor have the right to receive, or the Company be required to deliver shares to Advisor which would result in the Advisor having, at any time, legal and/or beneficial ownership of the Company's shares equaling in excess of 9.99% of the issued and outstanding shares of the Company.
Shares delivered to Advisor upon the submission of any invoice shall be deemed to be fully paid for at the time of submission of the invoice.

         In the event the shares delivered to and sold by Advisor pursuant to the terms of this Agreement fail to gross a total of $550,000 or the total amount invoiced to the Company for services actually rendered during the term of this agreement, whichever is less, the Company, as set forth herein, shall within five (5) business days of notice of this event, and subject to demand under the terms of this agreement, issue a sufficient number of additional registered shares in order to deliver to the Advisor any remaining earned balance of the $550,000.

         Advisor hereby expressly agrees that upon his receipt of the $550,000
Advisory Fee contemplated by this Agreement, Advisor shall immediately return to the Company any shares remaining in Advisor's possession. Advisor shall not knowingly sell Shares in excess of the number needed to allow his gross recovery of monies from the sale of Shares to exceed $550,000. Upon the termination of this Agreement, Advisor shall immediately return to the Company any shares in excess of those necessary to pay to Advisor the amount due under the terms of this Agreement. This will include all revenues received from sale of stock by Advisor since December 4, 2002.

         Upon any issuance of stock pursuant to this Agreement, Advisor shall pay the cost of any revised shareholders' lists as may be necessitated or required as a result of said issuance. Also, Advisor shall pay all costs related to the preparation and filing of any S-8 Registration Statement necessary to allow shares to be issued under this agreement, together with any transfer agent fees or other fees as may be necessitated by said issuance. Advisor shall be responsible for the legal fees of Edward T. Wells related to the drafting and execution of this Agreement.

         All shares transferred to Advisor pursuant to the provisions of this Agreement are fully earned and non-assessable as of the date of delivery.

Miscellaneous Provisions

               OO. Gender. Wherever the context shall require, al
                                     -------
              words herein in the masculine
              gender shall be deemed to include the feminine or neuter gender, all singular words shall include the plural, and all plural shall include the singular.
               PP. Severability. If any provision hereof is deeme
                                  -------------
              unenforceable by a court of
              competent jurisdiction, the remainder of this Agreement, and the application of such provision in other circumstances shall not be affected thereby.
               QQ. Further Cooperation. From and after the date o
                              --------------------
              this Agreement, each of the parties
              hereto agrees to execute whatever additional documentation or instruments as are necessary to carry out the intent and purposes of this Agreement or to comply with any law.
                 RR. Waiver. No waiver of any provision of this
                                     -------
              Agreement shall be valid unless in
              writing and signed by the waiving party.  The failure of any party at any time to insist upon strict performance of any condition, promise,
              agreement or understanding set forth herein, shall not be
              construed as a waiver or relinquishment of any other condition, promise, agreement or understanding set forth herein or of the right to insist upon strict performance of such waived condition, promise, agreement or understanding at any other time.
               SS. Expenses. Except as otherwise provided herein,
                                    ---------
              each party hereto shall bear all
              expenses incurred by each such party in connection with this
              Agreement and in the consummation of the transactions contemplated hereby and in preparation thereof.
                TT. Amendment. This Agreement may only be amended
                                   ----------
              or modified at any time, and
              from time to time, in writing, executed by the parties hereto.
                UU. Notices. Any notice, communication, request,
                                    --------
              reply or advice (hereinafter severally
              and collectively called "Notice") in this Agreement provided or permitted to be given, shall be made or be served by delivering same by overnight mail or by delivering the same by a
              hand-delivery service, such Notice shall be deemed given when so delivered. For all purposes of Notice, the addresses of the parties set out below their signatures herein shall be their addresses unless later advised in writing.
                    VV. Captions. Captions herein are for the
                                    ---------
              convenience of the parties and shall not affect
              the interpretation of this Agreement.
                WW. Counterpart Execution. This Agreement may be
                             ----------------------
              executed in two or more
              counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument and this Agreement may be executed by fax.
                XX. Assignment. This Agreement is not assignable
                                   -----------
              without the written consent of the
              parties.
                   YY. Parties in Interest. Provisions of this
                              --------------------
              Agreement shall be binding upon and inure to
              the benefit of and be enforceable by the parties, their heirs, executors, administrators, other permitted successors and assigns, if any. Nothing contained in this Agreement, whether express or implied, is intended to confer any rights or remedies under or by reason of this Agreement on any persons other than the parties to it and their respective successors and assigns, not is anything in this Agreement intended to relieve or discharge the obligation or liability of any third persons to any party to this Agreement, not shall any provision give any third persons any right of
              subrogation over, or action against, any party to this Agreement.
                ZZ. Entire Agreement. This Agreement constitutes
                                -----------------
              the entire agreement and
              understanding of the parties on the subject matter hereof and supercedes all prior agreements and understandings on the subject thereof. All prior agreements between the Parties or any of them, whether written or oral, are superceded by this agreement and any and all rights, duties and/or obligations existing by virtue of any previous agreement, written or oral, between the parties or any of them are merged herein.
                 AAA. Construction. The parties hereto agree to
                                  -------------
              cooperate with one another in respect of
              this Agreement, including reviewing and executing any document necessary for the performance of this Agreement, to comply with law or as reasonably requested by any party hereto, or legal counsel to any party hereto.
                  BBB. Cooperation. The parties hereto agree to
                                  ------------
              cooperate with one another in respect of
              this Agreement, including reviewing and executing any document necessary for the performance of this Agreement, to comply with law or as reasonably requested by any party hereto, or legal counsel to any party hereto.
                CCC. Choice of Law/Venue. The law of the State of
                              --------------------
              Illinois shall apply to this Agreement
              without reference to conflict of law principles, and the sole venue for any dispute or suit between the parties shall be a court of competent jurisdiction in the location of the ADVISOR in Illinois.

         IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.

Gateway Distributors, Ltd., a Nevada Corporation


By: ______________________________
President


Suburban Capital Corporation, a Delaware Corporation


By: ______________________________
President









                                    AGREEMENT
                                 Exhibit 10(xiv)
         THIS AGREEMENT (the "Agreement") is made this 29th day of January 2003, by and between Suburban Capital Corporation, a Delaware corporation
("Suburban"), Frank Custable ("Custable"), Gateway Distributors, Ltd., a Nevada corporation ("Gateway") and Neptune Communications ("Neptune").

         WHEREAS, Neptune and Gateway have heretofore borrowed money from Suburban and/or Custable; and

         WHEREAS, Suburban and Neptune Communications have heretofore signed promissory notes, security agreements and/or debenture agreements in favor of Suburban and/or Custable to provide security for the repayment of loans made by Custable and/or Suburban; and

         WHEREAS, it is the intent of Suburban, Neptune and Gateway (the
"Parties") to enter into an agreement to repay to Suburban and/or Custable any and all amounts owed by Gateway and/or Neptune which will supercede and replace any and all existing contracts, notes, debentures and/or agreements calling for or securing the repayment of monies loaned or advanced to Gateway by Suburban and/or Custable, whether written or oral, which have heretofore existed between the parties, their agents and assigns;

         NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Gateway, Neptune, Custable and Suburban (the "Parties") agree as follows:

         Gateway shall issue to Suburban ten million (10,000,000) shares of common stock of Gateway, which shares of stock are unregistered and shall bear a restrictive legend

         The said ten million (10,000,000) shares of common stock of Gateway shall be accepted by Custable and Suburban in full payment of all amounts owed by Gateway and/or Neptune for monies loaned to Gateway by Suburban and/or Custable prior to the date of this agreement.

         The Parties recognize that Suburban currently holds convertible notes from Gateway totaling $235,000 (the "Notes"), true and correct copies of which were attached to an agreement between Suburban and Gateway dated October 22, 2002 as Exhibit "B", and that Suburban currently holds a promissory note and security agreement dated December 16, 2002 executed by Neptune issued to secure a loan to Gateway in the amount of $10,000. It is the intent of the parties that upon receipt by Suburban of the ten million shares of Gateway common stock being issued pursuant to the terms of this agreement, that there shall be no further obligations for repayment of said Notes

         This agreement shall in no way affect any amounts owed to Custable and/or Suburban by Gateway for services performed for Gateway by either
         Custable or Suburban.








         This Agreement may only be amended or modified at any time, and from time to time, in writing, executed by the parties hereto.

         This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument and this Agreement may be executed by fax.

         The law of the State of Illinois shall apply to this Agreement without reference to conflict of law principles, and the sole venue for any dispute or suit between the parties shall be a court of competent jurisdiction in the location of the SUBURBAN in Illinois.

         IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.

Gateway Distributors, Ltd., a Nevada Corporation


By: ______________________________
         Rick Bailey / President


Suburban Capital Corporation, a Delaware Corporation


By: ______________________________
         Frank Custable / President


Neptune Communications


By: ______________________________
         Flo Ternes / President


By: Frank Custable

 _________________________________
----------------------------------------------------------------------------------------------------
Frank Custable / Individual







                                    AGREEMENT
                                 Exhibit 10(xv)

         THIS AGREEMENT (the "Agreement") is made this 30th day of January 2003, by and between Suburban Capital Corporation, a Delaware corporation
("Suburban"), Gateway Distributors, Ltd., a Nevada corporation ("Gateway") and
Neptune Communications ("Neptune").

         WHEREAS, Gateway has heretofore borrowed money from Suburban which loan was secured by Neptune putting up shares of Gateway Stock owned by Neptune; and

         WHEREAS, Suburban and Neptune have heretofore signed promissory notes, security agreements and/or debenture agreements in favor of Suburban to provide security for the repayment of loans made by Suburban; and

         WHEREAS, it is the intent of Suburban, Neptune and Gateway (the
"Parties") to enter into an agreement to repay to Suburban any and all amounts owed by Gateway which will supercede and replace any and all existing contracts, notes, debentures and/or agreements calling for or securing the repayment of the $10,000.00 loaned or advanced to Gateway by Suburban and secured by Neptune;

         NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Gateway, Neptune, and Suburban (the "Parties") agree as follows:

         Gateway shall issue to Suburban one million (1,000,000) shares of common stock of Gateway, which shares of stock are unregistered and shall bear a restrictive legend

         The said one million (1,000,000) shares of common stock of Gateway shall be accepted by Suburban in full payment of the $10,000.00 note to Suburban from Gateway which was guaranteed by Neptune's Gateway shares.

         The Parties recognize that Suburban currently holds a promissory note and security agreement dated December 16, 2002 executed by Neptune issued to secure a loan to Gateway in the amount of $10,000. It is the intent of the parties that upon receipt by Suburban of the one million shares of Gateway common stock being issued pursuant to the terms of this agreement, that there shall be no further obligations for repayment of said Note

         This agreement shall in no way affect any amounts owed to Custable and/or Suburban by Gateway for services performed for Gateway by either
         Custable or







         Suburban.

         This Agreement may only be amended or modified at any time, and from time to time, in writing, executed by the parties hereto.

         This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument and this Agreement may be executed by fax.

         The law of the State of Illinois shall apply to this Agreement without reference to conflict of law principles, and the sole venue for any dispute or suit between the parties shall be a court of competent jurisdiction in the location of the SUBURBAN in Illinois.

         IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.

Gateway Distributors, Ltd., a Nevada Corporation


By: ______________________________
President


Suburban Capital Corporation, a Delaware Corporation


By: ______________________________
President

Neptune Communications


By: ______________________________
President










                                    AGREEMENT
                                 Exhibit 10(xvi)

         THIS AGREEMENT (the "Agreement") is made this 30th day of January 2003, by and between Suburban Capital Corporation, a Delaware corporation ("Suburban") and Gateway Distributors, Ltd., a Nevada corporation ("Gateway").

         WHEREAS, Gateway has heretofore borrowed money from Suburban; and

         WHEREAS, Gateway has heretofore signed promissory notes, security agreements and/or debenture agreements in favor of Suburban to provide security for the repayment of loans made by Suburban; and

         WHEREAS, it is the intent of Suburban and Gateway (the "Parties") to enter into an agreement to repay to Suburban any and all amounts owed by Gateway which will provide for the issuance of shares to Suburban under the convertible debentures for the purpose of repaying the amounts borrowed;

         NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Gateway and Suburban
(the "Parties") agree as follows:

         Gateway shall issue to Suburban nine million (9,000,000) shares of common stock of Gateway, which shares of stock are unregistered and shall bear a restrictive legend

         The said nine million (9,000,000) shares of common stock of Gateway shall be accepted by Suburban in full payment of all amounts owed by Gateway for monies loaned to Gateway by Suburban prior to the date of this agreement, except the $10,000.00 guaranteed and secured by Neptune communications.

         The Parties recognize that Suburban currently holds convertible notes from Gateway totaling $235,000 (the "Notes"), true and correct copies of which were attached to an agreement between Suburban and Gateway dated October 22, 2002 as Exhibit "B." It is the intent of the parties that upon receipt by Suburban of the nine million shares of Gateway common stock being issued pursuant to the terms of this agreement, that the debentures shall be considered as having been exercised in full, and there shall be no further obligations for repayment of said Notes

         Gateway agrees that it will promptly allow the transfer of the ten million shares, or any appropriate portion thereof, pursuant to the provisions of Rule 144 upon presentation to the Company of an appropriate opinion of counsel that such transfer is lawful.

         This agreement shall in no way affect any amounts owed to Suburban by Gateway for services performed for Gateway by Suburban, its agents or employees.

         This Agreement may only be amended or modified at any time, and from time to time, in writing, executed by the parties hereto.

         This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument and this Agreement may be executed by fax.

         The law of the State of Illinois shall apply to this Agreement without reference to conflict of law principles, and the sole venue for any dispute or suit between the parties shall be a court of competent jurisdiction in the location of the SUBURBAN in Illinois.

         IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.

Gateway Distributors, Ltd., a Nevada Corporation


By: ______________________________
President


Suburban Capital Corporation, a Delaware Corporation


By: ______________________________
President

Neptune Communications


By: ______________________________
President










 _________________________________
----------------------------------------------------------------------------------------------------
Frank Custable














                                    AGREEMENT
                                Exhibit 10(xvii)

         THIS AGREEMENT (the "Agreement") is made this 29th day of January 2003, by and between Suburban Capital Corporation, a Delaware corporation
("Suburban"), Frank Custable ("Custable"), Gateway Distributors, Ltd., a Nevada corporation ("Gateway") and Neptune Communications ("Neptune").

         WHEREAS, Neptune and Gateway have heretofore borrowed money from Suburban and/or Custable; and

         WHEREAS, Suburban and Neptune Communications have heretofore signed promissory notes, security agreements and/or debenture agreements in favor of Suburban and/or Custable to provide security for the repayment of loans made by Custable and/or Suburban; and

         WHEREAS, it is the intent of Suburban, Neptune and Gateway (the
"Parties") to enter into an agreement to repay to Suburban and/or Custable any and all amounts owed by Gateway and/or Neptune which will supercede and replace any and all existing contracts, notes, debentures and/or agreements calling for or securing the repayment of monies loaned or advanced to Gateway by Suburban and/or Custable, whether written or oral, which have heretofore existed between the parties, their agents and assigns;

         NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Gateway, Neptune, Custable and Suburban (the "Parties") agree as follows:

         Gateway shall issue to Suburban ten million (10,000,000) shares of common stock of Gateway, which shares of stock are unregistered and shall bear a restrictive legend

         The said ten million (10,000,000) shares of common stock of Gateway shall be accepted by Custable and Suburban in full payment of all amounts owed by Gateway and/or Neptune for monies loaned to Gateway by Suburban and/or Custable prior to the date of this agreement.

         The Parties recognize that Suburban currently holds convertible notes from Gateway totaling $235,000 (the "Notes"), true and correct copies of which were attached to an agreement between Suburban and Gateway dated October 22, 2002 as Exhibit "B", and that Suburban currently holds a promissory note and security agreement dated December 16, 2002 executed by Neptune issued to secure a loan to Gateway in the amount of $10,000. It is the intent of the parties that upon receipt by Suburban of the ten million shares of Gateway common stock being issued pursuant to the terms of this agreement, that there shall be no further obligations for repayment of said Notes

         This agreement shall in no way affect any amounts owed to Custable and/or Suburban by Gateway for services performed for Gateway by either
         Custable or Suburban.

         This Agreement may only be amended or modified at any time, and from time to time, in writing, executed by the parties hereto.

         This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument and this Agreement may be executed by fax.

         The law of the State of Illinois shall apply to this Agreement without reference to conflict of law principles, and the sole venue for any dispute or suit between the parties shall be a court of competent jurisdiction in the location of the SUBURBAN in Illinois.

         IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.

Gateway Distributors, Ltd., a Nevada Corporation


By: ______________________________
         Rick Bailey / President


Suburban Capital Corporation, a Delaware Corporation


By: ______________________________
         Frank Custable / President


Neptune Communications









By: ______________________________
         Flo Ternes / President


By: Frank Custable

 _________________________________
----------------------------------------------------------------------------------------------------
Frank Custable / Individual














                                    AGREEMENT
                                Exhibit 10(xviii)

         THIS AGREEMENT (the "Agreement") is made this 30th day of January 2003, by and between Suburban Capital Corporation, a Delaware corporation ("Suburban") and Gateway Distributors, Ltd., a Nevada corporation ("Gateway").

         WHEREAS, Gateway has heretofore borrowed money from Suburban; and

         WHEREAS, Gateway has heretofore signed promissory notes, security agreements and/or debenture agreements in favor of Suburban to provide security for the repayment of loans made by Suburban; and

         WHEREAS, it is the intent of Suburban and Gateway (the "Parties") to enter into an agreement to repay to Suburban any and all amounts owed by Gateway which will provide for the issuance of shares to Suburban under the convertible debentures for the purpose of repaying the amounts borrowed;

         NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Gateway and Suburban
(the "Parties") agree as follows:

         Gateway shall issue to Suburban nine million (9,000,000) shares of common stock of Gateway, which shares of stock are unregistered and shall bear a restrictive legend

         The said nine million (9,000,000) shares of common stock of Gateway shall be accepted by Suburban in full payment of all amounts owed by Gateway for monies loaned to Gateway by Suburban prior to the date of this agreement, except the $10,000.00 guaranteed and secured by Neptune communications.

         The Parties recognize that Suburban currently holds convertible notes from Gateway totaling $235,000 (the "Notes"), true and correct copies of which were attached to an agreement between Suburban and Gateway dated October 22, 2002 as Exhibit "B." It is the intent of the parties that upon receipt by Suburban of the nine million shares of Gateway common stock being issued pursuant to the terms of this agreement, that the debentures shall be considered as having been exercised in full, and there shall be no further obligations for repayment of said Notes

         Gateway agrees that it will promptly allow the transfer of the ten million shares, or any appropriate portion thereof, pursuant to the provisions of Rule 144 upon presentation to the Company of an appropriate opinion of counsel that such transfer is lawful.

         This agreement shall in no way affect any amounts owed to Suburban by Gateway for services performed for Gateway by Suburban, its agents or employees.

         This Agreement may only be amended or modified at any time, and from time to time, in writing, executed by the parties hereto.

         This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument and this Agreement may be executed by fax.

         The law of the State of Illinois shall apply to this Agreement without reference to conflict of law principles, and the sole venue for any dispute or suit between the parties shall be a court of competent jurisdiction in the location of the SUBURBAN in Illinois.

         IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.

Gateway Distributors, Ltd., a Nevada Corporation


By: ______________________________
President


Suburban Capital Corporation, a Delaware Corporation


By: ______________________________
President

Neptune Communications


By: ______________________________
President

N:\Master\Clients\Gateway\SEC Files\10-KSB\2002\Gateway 10KSB 2002 23rd April 2003.wpd
                                       104







 _________________________________
----------------------------------------------------------------------------------------------------
Frank Custable





                               105