Form 10QSB
period 2003-03-31
GATEWAY DISTRIBUTORS LTD
filed 2003-05-20
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

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
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)
------------------------------------'-------------------------------------------





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


         The number of outstanding shares of the issuer=s common stock, $0.001 par value (the only class of voting stock), as of May 14, 2003 was 7,979,954.



                                                 TABLE OF CONTENTS

                                           PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.....................................................................................1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.....................................................................2

ITEM 3   CONTROLS AND PROCEDURES..................................................................................4

                                                      PART II
ITEM 1. LEGAL PROCEEDINGS.........................................................................................4

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS................................................................5

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..........................................................................6

INDEX TO EXHIBITS.................................................................................................8

SIGNATURES........................................................................................................7









                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]
















ITEM 1.                                         FINANCIAL STATEMENTS

As used herein, the term ACompany@ refers to Gateway Distributors, Ltd., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, consolidated, condensed, interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2003, and statements of operations, and statements of cash flows, for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.



















                      [THIS SPACE LEFT BLANK INTENTIONALLY]





























                                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES


                                                   - CONTENTS -


                                                                                                        PAGE NUMBER

Financial Statements:

    Balance Sheet                                                                                        F-1

    Statement of Operations                                                                              F-2

    Statement of Cash Flows                                                                            F-3 & 4

    Notes to Financial Statements                                                                      F-5 & 6







                                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                                   INTERIM CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                        MARCH 31,
                                   ASSETS 2003
                                ----------------

CURRENT ASSETS:
   Cash and cash equivalents                                        $      12,083
   Accounts receivable                                                      3,570
   Inventories                                                            109,264
                                                                       ----------

            Total current assets                                          124,917

Property and equipment, at cost -                                         137,150
   Less accumulated depreciation and amortization                        (90,160)
                                                                    ------------                      -
                                                                           46,990
OTHER ASSETS:
   Goodwill     & Formulas                                                523,314
   Other                                                                   63,907
                                                                   --------------                     -
                                     587,221
                                                                    $     759,128

LIABILITIES & STOCKHOLDERS= EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Checks maturities of long-term debt                                $ 2,431,057
   Accounts payable:
      Trade                                                               839,532
      Commissions                                                         723,888
   Accrued expenses:
      Payroll and employee benefits                                       192,208
      Payroll taxes                                                       447,377
                               Interest 1,107,520
      Other                                                                 9,223
                                                                    ----------------                  -
                                  Total current
               liabilities                                              5,750,805

LONG-TERM DEBT                                                              -


STOCKHOLDERS= EQUITY (DEFICIT):
   Preferred stock - $.001 par value; 1,000,000 shares authorized,
      125 shares issued and outstanding                                        1
   Common stock, - $.001 par value; 2,000,000,000 shares authorized,
      1,387,870 shares Issued and outstanding, respectively                 1,388
   Additional paid-in capital                                                   -
   Paid in Excess of Par                                                4,929,787
   Accumulated deficit                                                (9,922,853)
                                                                      ------------                     -

               (4,991,677)
                                                               $          759,128
                                                               ==================









               The accompanying notes are an integral part of the
                             financial statements.
F-1





                                        GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                                       INTERIM CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                            (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                     MARCH 31,              MARCH 31,
                                                                        2003                  2002
                                                                 ----------------     -----------------

         SALES                                                       $      311,8         $     237,142

         COST OF SALES                                                     63,060                99,158
                                                                  ---------------        --------------

         GROSS PROFIT                                                     248,760               137,984

         SELLING, GENERAL AND
            ADMINISTRATIVE EXPENSES                                       377,726               364,626
                                                                  ---------------       ---------------

         (LOSS) FROM OPERATIONS                                         (128,966)             (226,642)
                                                                        ---------             ---------

         OTHER INCOME (EXPENSE):
            Interest expense                                             (39,233)              (58,982)
            Loss on sale of Subsidiary                                      -                  (38,626)
            Loss on leasehold improvement abandonment                       -                  (26,329)
                                                          -----------------------    ------------------
                                                                         (39,233)             (123,937)
                                                                -----------------         -------------
                                                                        (168,199)             (350,579)
MINORITY INTEREST                                                           -                 (105,875)
                                                           ----------------------      ----------------

NET INCOME (LOSS)                                                 $     (168,199)       $     (244,704)
                                                                  ==============        ===============

BASIC EARNINGS (LOSS) PER SHARE                               $             (.20)     $         (53.96)
                                                              ==================      =================

WEIGHTED AVERAGE SHARES OUTSTANDING                                       840,665                 4,535
                                                                =================     =================















               The accompanying notes are an integral part of the
                             financial statements.
F-2





                                        GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                   INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                        (UNAUDITED)


                                         Common Stock                         Paid          Accumulated           Net

                                   *     # of Shares       Amount          In Excess          Deficit           Deficit

                                              **          Par .001

BALANCE - December 31, 2002       $1          879,409             $879       $4,520,713      ($9,754,654)      ($5,233,061)

Shares issued for:
Debt Eliminated - Suburban         0            5,021                5          273,776                             273,781
Debt Eliminated - A/P              0           56,407               57            1,965                               2,022
Stock for Services                 0          447,033              447          133,333                             133,780

1st Quarter - March 31, 2003       1        1,387,870            1,388        4,929,787       (9,754,654)       (4,823,478)

Loss for Period                                                                                 (168,199)         (168,199)

BALANCE - March 31, 2003          $1        1,387,870           $1,388       $4,929,787      ($9,922,853)      ($4,991,677)


* Preferred Stock, 125 shares issued at par ($.001par value).

Presentation after 4/16/2003 3,000:1 Reverse Stock Split





               The accompanying notes are an integral part of the
                             financial statements.
F-3






                                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                                   INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        (UNAUDITED)
                               THREE MONTHS ENDED
                                                                        MARCH 31,             MARCH 31,
                                                                        2003                  2002
                                                                 ----------------      ----------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income (loss)                                          $(168,199)          $ (244,704)
            Adjustments to reconcile net income (loss)
               to net cash from operating activities:
                  Loss on disposal of A & A Medical Supply Co.              -                   38,626
                     Loss on abandonment of leasehold improvements          -                   26,329
                     Stock issued for debt                                  2,002                    -
                  Stock issued for services                               133,780              239,450
                  Depreciation and amortization                             7,269               30,818
                  Minority interest                                         -                (105,875)

            Changes in operating assets and liabilities which increase
               (decrease) cash flow:
                  Accounts receivable                                           1                 2,120
                  Inventories                                              18,313               (8,588)
                  Accounts and commissions payable                         56,003             (201,561)
                  Accrued expenses                                        (4,546)               124,499
                                                                    -------------         -------------

                Net cash (to)/from operating activities                    44,643              (98,886)
----------------------

         CASH FLOWS FROM INVESTING ACTIVITIES:
            Net increase property and equipment                             -                     2,898
            Other assets                                                  (3,786)                     -
                                                                    -------------  --------------------
Net cash (to)/from investing activities (3,786) 2,898
---------------------------

            CASH FLOWS FROM FINANCING ACTIVITIES
            Increase/decrease debt                                       (28,989)               104,497
                                                             --------------------         -------------
Net cash (to)/from
               financing activities                                      (28,989)               104,497
                                                                      -----------         -------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                11,868               (8,509)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                        215                 9,632
                                                                    =============         -------------

   End of period                                                      $    12,083         $         215
                                                                      ===========        ==============


               The accompanying notes are an integral part of the
                             financial statements.
F-4






                                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                                   INTERIM CONDENSED STATEMENT OF CASH FLOWS - CONTINUED
                                                        (UNAUDITED)

         SUPPLEMENTAL DISCLOSURE
                                                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,             MARCH 31,
                                                                        2003                  2002
                                                                 ----------------      ----------------

         CASH PAID FOR INTEREST                                      $    40,001       $              -
                                                                     ============      ================

         CASH PAID FOR TAXES                                     $          -          $              -
                                                                 ================      ================

         STOCK ISSUED FOR SERVICES                                     $  133,780             $ 239,450
                                                                       ==========             =========

         CASH ISSUED FOR DEBT                                         $  275,803       $              -
                                                                      ===========      ================




               The accompanying notes are an integral part of the
                             financial statements.
F-5






                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003

         NOTE 1 -                  BASIS OF PRESENTATION:

               The interim condensed financial statements at March 31, 2003 and for the three month periods ended March 31,2003 and 2002 are unaudited, but include all adjustments which the Company considers necessary for a fair presentations.

               The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended
               December 31, 2002.The accompanying unaudited interim financial statements for the three month periods ended March 31, 2003 and 2002, are not necessarily indicative of the results which can be expected for the entire year.

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               Principles of Consolidation

               The accompanying consolidated financial statements include the accounts of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

NOTE 3 -       EQUITY:

               On April 16, 2003, the Company did a 3,000 for 1 reverse stock split. The financial statements have reflected this reverse stock split retroactively.

               On January 30, 2003, the Company issued 5,021 shares of stock for $273,781 debt conversion, valued at approximately $54.53 per share. During February and March 2003, the Company issued 56,407 shares for $2,022 debt, valued at an average of approximately
               $0.04 per share. During January through March 2003, the Company issued 447,033 shares of stock to various entities for $133,780 of professional services, with an average value of approximately
               $0.30 per share.

               The Company filed with the Securities and Exchange Commission  ("SEC") on April 11,
               2003, a Form S-8 notifying of an "Employee Stock Incentive Plan for the Year 2003" and a
               "Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003." The








               number of shares registered are1,000,000,000 shares for the employees and 1,000,000,000 shares for non-employees for a total of 2,000,000,000, all at a proposed offering price per share of $0.0001. The first stock was issued April 17, 2003. By May 14,
               2003, 2,591,032 unrestricted shares of stock had been issued under this plan.

NOTE 4 -       SUBSEQUENT EVENT:

               On April 17, 2003, 4,000,000 shares of restricted common stock were issued to the two officers for services rendered during the month of April, 2003.












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

Gateway, is a network marketing company that sells whole food nutrition, and health and dietary supplements throughout North America and Canada. Gateway believes that through special blends, whole foods, such as grains and vegetables, can be combined to help produce optimum health.

Gateway's products are marketed through a network marketing system within the United States and wholesale personal import sales outside the United States.
Network marketing enables Gateway's independent distributors in the United
States to earn profits by selling Company products to retail consumers.
Distributors may also develop their own distributor down line organizations by sponsoring others to do business in any market where Gateway operates, entitling the sponsors to receive overrides or commissions (cash incentives, including royalties and bonuses) on product sales within their downline organizations.

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

Results of Operations

Sales for the quarter ended March 31, 2003, were $311,820 compared to $237,142 for the same period in 2002. The increase in sales is attributable to the Company=s maintaining sufficient inventory and the purchase of it's subsidiary, Grandma Hamman's. The inventory being maintained at sufficient levels was the result of the Company=s diligence in tracking monthly usage of product, length of time required in manufacturing and delegating product funding. Costs of sales were $63,060 for the quarter ended on March 31, 2003, compared to $99,158 for the comparable period in 2002. Cost of sales decreased due to a review and reduction in cost from manufacturers.









Selling, general, and administrative expenses were $377,726 for the quarter ended on March 31, 2003 and $364,626 for the comparable period in 2002, an increase of $13,100. The primary reason for the increase was a rise in professional fees.

Net loss was $168,199 during the quarter ended on March 31, 2003, compared to a net loss of $244,704 for the comparable quarter in 2002. The Company's reduction in the operating loss for the quarter ended March 31, 2003, was the result of the implementation of cost cutting measures.

Liquidity and Capital Resources

The Company had a net working capital deficit of $5,625,888 for the quarter ended March 31, 2003, as compared to a $5,955,755 deficit at the end of December
31, 2002. The Company's working capital deficit decreased $329,867 primarily as a result of converting debt for stock of $275,803 and positive cash flow from operations.

Cash flow from operations was $44,643 for the quarter ended March 31, 2003, compared with cash flow used in operations of $98,886 for the comparable period in 2002.

Cash flows used in investing activities for the quarter ended March 31, 2003 were $3,786, compared with cash from investing activities of $2,898 for the comparable period in 2002.

Cash flow used in financing activities was $ 28,989 for the quarter ended March
31, 2003 as compared to $104,497 received from the comparable period in 2002.
Due to the Company's cash flow fluctuations, the Company experiences occasional cash flow shortages. To satisfy its cash requirements, including the debt service, the Company must periodically raise funds from external sources. This often involves the Company conducting exempt offerings of its equity securities.

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

Going Concern

The Company's ability to continue as a going concern is an issue raised as a result of an accumulated deficit of $9,922,853 as of March 31, 2003. The
Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management is committed to taking the necessary steps to ensure the Company remains a going concern. Management's plan to address the Company's ability to continue as a going concern includes: (1) obtaining additional funding from the sale of the Companies securities; (2) increasing sales; (3) obtaining loans and grants from various financial institutions where possible.
Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3 CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company.
The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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










                                   SIGNATURES

               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of May 2003.





Gateway Distributors, Ltd.


By:     /s/ Rick Bailey
      ------------------------------------------
         Rick Bailey
Its:   President, Chief Executive Officer and
Director
----------------------------------------------------------- --------------------
















                                Index to Exhibits
Exhibit           Page              Description

3.1             *       Amended and Restated Articles
                        of Incorporation of the Company.

3.2             *       Bylaws of the Company, as
                        amended.

4.1             *       Specimen Common Stock
                        Certificate

99.1            *       Certification Pursuant to 18
                        U.S.C. ss. 1350

* Incorporated by reference from Form 10-SB/A filed
                               December 15, 1999.












CERTIFICATIONS

     I, Richard Bailey, certify that:

     1.  I have reviewed this quarterly Report on Form 10-QSB Gateway Distributors, Ltd.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003      /s/ Richard Bailey
                       -------------------------------
CEO & CFO









EXHIBIT 99.1

                                             CERTIFICATION PURSUANT TO
                                                 18 U.S.C. ss. 1350,
                                              AS ADOPTED PURSUANT TO
                                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Gateway Distributors, Ltd. (the
"Company") on Form 10- QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard Bailey, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

               (1) the Report fully complies with the requirements
                  of Section 13(a) or 15(d) of the
                  Securities Exchange Act of 1934; and

               (2) the information contained in the Report fairly
                  presents, in all material respects, the
                  financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Gateway Distributors, Ltd. and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                /s/ Richard Bailey

                                   CEO and CFO
                                  May 20, 2003





