Form 10QSB
period 2003-06-30
GATEWAY DISTRIBUTORS LTD
filed 2003-08-14
CIK 1062760

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2003

[   ]    Transition Report under Section 13 or 15(d0 of The Securities Exchange
         Act of 1934 for
         the Transition Period from                 ---------
                      to                            ---------


Commission file number : 000-27879
                         ---------


                           GATEWAY DISTRIBUTORS, LTD.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)



                     Nevada                            88-0301278
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


            3035 East Patrick Lane, Suite 14, Las Vegas, Nevada 89120
            ---------------------------------------------------------
               (Address of principal executive officer) (Zip Code)

                                 (702) 938-9316
                           (Issuer's telephone number)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the pas 90 days.


Yes             XX          No
             --------                 ------


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 11, 2003 was 99,297,954.

                                TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS........................................3

ITEM 2.           MANAGEMENTS DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION........................................4

ITEM 3.           CONTROLS AND PROCEDURES.....................................6


                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS...........................................7

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS...................7

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.............................7

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS............................................7

ITEM 5.           OTHER INFORMATION...........................................7

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K............................8

SIGNATURES....................................................................8

INDEX TO EXHIBITS............................................................11

ITEM 1                     FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Gateway Distributors, Ltd., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, consolidated, condensed, interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2003, and statements of operations, and statements of cash flows, for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.

                      INDEX TO INTERIM FINANCIAL STATEMENTS

                                                                    Page Number

Balance Sheet Interim Condensed Unaudited Consolidated June 30, 2003........F-1

Statement of Operations Consolidated Unaudited Condensed Consolidated
For the Three Months Ended June 30, 2003 and 2002
and the Six Months Ended June 30, 2003 and 2002.............................F-2

Statements of Cash Flows Interim Consolidated Unaudited Condensed
for the Six Months Ended June 30, 2003 and 2002.............................F-3

Stockholders' Equity (Deficit) Interim Condensed Consolidated Changes
for the Six months ended June 30, 2003 .....................................F-5

Notes to Unaudited Condensed Consolidated Financial Statements..............F-6

                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
             INTERIM CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEET


                                                                                                      June 30, 2003
                                                                                    -------------------------------
ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                                 $                         14,328
         Accounts receivable                                                                                  4,348
         Receivable ESIP Stock Plan                                                                         100,000
         Inventories                                                                                         79,303
                                                                                    -------------------------------

                              Total Current assets                                                          197,979
                                                                                                            -------

Property and equipment at cost                                                                              139,030
         Less accumulated depreciation and amortization                                                    (96,459)
                                                                                    -------------------------------
                                                                                                             42,571
OTHER ASSETS
         Goodwill & Formulas                                                                                787,142
         Other                                                                                              130,760
                                                                                    -------------------------------
                                                                                                            917,902
                                                                                    -------------------------------
                                                                                   $                      1,158,452
                                                                                    ===============================

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
         Checks maturities of long-term debt                                       $                      2,443,473
         Accounts payable
                  Trade                                                                                     759,940
                  Commissions                                                                               712,041
         Accrued expenses
                  Payroll and employee benefits                                                             208,237
                  Payroll taxes                                                                             448,925
                  Interest                                                                                1,146,753
                  Other                                                                                      14,025
                                                                                    -------------------------------
                           Total current liabilities                                                      5,733,394
                                                                                    -------------------------------

LONG-TERM DEBT                                                                                               72,500

TOTAL DEBT                                                                                                5,805,894

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - $.001 par value, 1,000,000 shares authorized
125 shares issued and outstanding                                                                                 1
Common stock, - $.001 par value 2,000,000,000 shares
Authorized 56,403,954 shares issued and outstanding , respectively                                           56,404
         Paid in Excess of Par                                                                            5,414,678
         Accumulated (deficit)                                                                         (10,118,525)
                                                                                    -------------------------------
                                                                                                         (4,647,442)
                                                                                    -------------------------------
                                                                                   $                      1,158,452
                                                                                    ===============================

     The accompanying notes are an integral part of the financial statements





                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
       INTERIM CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                     Three Months Ended                     Six Months Ended
                                                           June 30                               June 30
                                                   2003               2002              2003                2002

SALES                                     $           276,226 $          279,380 $         588,046  $          559,324

COST OF SALES                                          61,725              8,761           124,785             117,102
                                                       ------              -----           -------             -------

GROSS PROFIT                                          214,501            270,619           463,261             442,222

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                               364,353            794,045           742,079           1,550,609
                                             ----------------   ----------------   ---------------     ---------------

(LOSS) FROM OPERATIONS                               (149,852)          (523,426)         (278,818)         (1,108,387)
                                             ----------------   ----------------   ---------------     ---------------

OTHER INCOME (EXPENSE)
    Interest expense                                  (48,023)           (59,717)          (87,256)           (119,638)
    Impairment of Goodwill                                  -           (728,953)                -            (728,953)
    Loss on leasehold improvement                           -                  -                 -             (26,329)
    abandonment
    Miscellaneous Income(Expense)                       2,203                  -             2,203                   -
                                             ----------------   ----------------   ---------------     ---------------
                                                      (45,820)          (788,670)          (85,053)           (874,920)
                                                      --------           --------          --------           ---------
                                                     (195,672)        (1,312,096)         (363,871)         (1,983,307)

MINORITY INTEREST                                           -          1,062,218                 -           1,062,218
                                             ----------------   ----------------   ---------------     ---------------


Net Income (Loss)                         $          (195,672)$         (249,878)$        (363,871) $         (921,089)
                                             ================   ================   ===============     ===============

Basic Earnings(loss) Per Share            $            (0.01) $          (11,899)$          (0.05)  $         (83,735)
                                             ================   ================   ===============     ===============

Weighted average shares outstanding                14,908,042                 21         7,495,204                  11
                                             ================   ================   ===============     ===============

                       The accompanying notes are an integral part of the financial statements






                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six Months ended
                                                                                           June 30,
                                                                                   2003                2002
                                                                             -----------------   -----------------
Cash flows from operating activities:
     Net Income (loss)                                                     $          (363,871)$          (921,089)
        Adjustments to reconcile net income (loss)
        to net cash from operating activities:
                 Loss on abandonment of leasehold improvements                               -              26,329
                 Stock issued for debt                                                       -                   -
                 Stock issued for services                                              23,606             994,203
                 Depreciation and amortization                                          25,197              67,783
                 Loss on Sale of Fixed Assets                                           36,926                   -
                 Impairment of Goodwill                                                      -             728,953
                 Minority interest                                                           -          (1,062,218)
Changes in operating assets and liabilities which increase (decrease) cash flow.
                 Accounts receivable                                                      (777)            (19,234)
                 Receivable on Stock Sale Proceeds received July 2003                 (100,000)                  -
                 Inventories                                                            48,274             (21,723)
                 Accounts and commissions payable                                      (35,436)            (30,094)
                 Accrued Expenses                                                       57,067             (83,699)
                 Other Assets                                                           (1,639)                  -
                                                                             -----------------   -----------------


        Net cash (to/from) operating activities                                       (310,653)           (320,789)
                                                                             -----------------   -----------------

Cash flows from investing activities
      Net increase property and equipment                                              (50,435)             (3,606)
       Other non current assets -                                                      (78,642)             54,172
      Purchase Goodwill in Subsidiary                                                 (217,500)                  -
                                                                             -----------------   -----------------
                Net cash (to)/from investing activities                               (346,577)             50,566
                                                                             -----------------   -----------------

Cash flows from financing activities
      Advances (to) Related Party                                                            -            (162,933)
      Increase/(decrease) debt                                                         155,042             444,104
      Stock Issued for cash                                                            516,301                   -
                                                                             -----------------   -----------------
                Net cash (to)/from financing activities                                671,343             281,081
                                                                             -----------------   -----------------

Net increase (decrease) in cash equivalents                                             14,113              10,858
Cash and cash equivalents, beginning of period                                             215              12,121
                                                                             -----------------   -----------------
Cash and cash equivalents, end of period                                   $            14,328 $            22,979
                                                                             =================   =================

                                                                             -----------------   -----------------

     The accompanying notes are an integral part of the financial statements





                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
              INTERIM CONDENSED STATEMENT OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)


SUPPLEMENTAL DISCLOSURE



                                                                         SIX MONTHS ENDED
                                         June 30, 2003                            June 30, 2002
Cash paid for interest                   $ 78,466                                 $ 66,577

Cash paid for Taxes                      $ -                                      $ -

Stock issued for Services                $ 23,606                                 $ 994,203

Cash issued for Debt                     $ 100,000                                $ -

                       The accompanying notes are an integral part of the financial statements






                                            GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                            INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                            (DEFICIENCY)
                                                            (UNAUDITED)


                                             Common Stock                           Paid           Accumulated           Net

                                         *   # of Shares          Amount         In Excess           Deficit         Deficiency

                                                   **            Par .001

BALANCE - December 31, 2002             $1          879,409             $879       $4,520,713        ($9,754,654)     ($5,233,061)

Shares issued for:
  Debt Eliminated - Suburban             0            5,021                5          273,776                              273,781
  Debt Eliminated - A/P                  0           56,407               57            1,965                                2,022
  Stock for Services                     0          447,033              447          133,333                              133,780
(Loss ) for period                                                                                      (168,199)        (168,199)

1st Quarter -March 31, 2003              1        1,387,870            1,388        4,929,787         (9,922,853)      (4,991,677)

Shares issued for:
Rounding - Partial Shares in Stock Split 0             1052                1              (1)                                    0
Stock for Services - Restricted Stock    0       36,000,000           36,000         (32,400)                                3,600
Stock for Services - Unrestricted Stock  0          200,032              200           19,806                               20,006
Stock for ESIP Plan                      0       18,815,000           18,815          497,486                              516,301
Loss for Period                          0                0                0                0           (195,672)        (195,672)

BALANCE - June 30, 2003                 $1       56,403,954          $56,404        5,414,678   ($10,118,525)         ($4,647,442)


* Preferred Stock, 125 shares issued at par ($.001par value).

     The accompanying notes are an integral part of the financial statements







                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 1 - BASIS OF PRESENTATION

         The consolidated interim condensed financial statements at June 30, 2003 and for the periods ended June 30, 2003 and 2002 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

         The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002. The accompanying unaudited interim financial statements for the six month periods ended June 30, 2003 and 2002, are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of its whollyowned subsidiaries. All inter-company balances and transactions have been eliminated.

NOTE 3 - EQUITY:

         On April 16, 2003, the Company did a 3,000 for 1 reverse stock split.
         The financial statements have reflected this reverse stock split retroactively.

         On January 30, 2003, the Company issued 5,021 shares of stock for $273,781 debt conversion, valued at approximately $54.53 per share.
         During February and March, 2003, the Company issued 56,407 shares for
         $2,022 debt, valued at an average of approximately $0.04 per share.
         During January through March,








                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003


         2003, the Company issued 447,033 shares of stock to various entities for $133,780 of services rendered, with an average value of approximately $0.30 per share. During May, 2003 the Company issued
         200,000 shares of stock for $12,000 of services rendered with an average value of $0.06 per share. During April through June 2003, the Company issued 18,815,000 shares of stock to the ESIP plan for $416,301, with an average value of $0.02 per share.

         The Company filed with the Securities and Exchange Commission ("SEC") on April 11, 2003, a Form S-8 notifying of an "Employee Stock Incentive
         Plan for the Year 2003" and a "Non-Employee Directors and Consultants
         Retainer Stock Plan for the Year 2003." The number of shares registered are1,000,000,000 shares for the employees and 1,000,000,000 shares for non-employees for a total of 2,000,000,000, all at a proposed offering price per share of $0.0001. The first stock was issued April 17, 2003.
         By June 30, 2003, 18,815,000 unrestricted shares of stock had been issued under this plan. Out of the 18,815,000 shares issued under the ESIP Plan, 10,052,000 shares have been sold to the public for net proceeds to the company of $516,301.21. In addition as of August 05, 2003 a total of 38,987,100 shares have been issued under the ESIP Plan.

         During April through June 2003, the Company issued 36,000,000 shares of restricted stock to officers. This restricted stock is not marketable.
         Consequently, no value can be determined for this restricted stock issued. However a nominal amount of $3,600 has been assigned as the value for this non- marketable stock issued.


         NOTE 4-            ADDITIONAL OBLIGATIONS PAID FOR GOODWILL IN THE
                           ACQUISITION OF THE SUBSIDIARY GRANDMA HAMMAN'S:

         The Company entered into additional negotiations with the Seller of Grandma Hamman's, a wholly owned subsidiary of the Company. The Company acquired Grandma Hamman's on August 15, 2002. The Company has agreed to pay an additional $217,500 towards the purchase of Grandma Hammans to expand the acquisition to all intangible assets of Grandma Hamman's.
         Also as a condition of this agreement, the seller of Grandma Hamman's relinquished his claim to 1,000,000 shares of stock as referenced in the original purchase agreement. The value of the stock was compromised by the passage of time and reverse stock splits, therefore, a dollar value was assigned instead of stock issued. This additional $217,500 has been classified on the balance sheet as goodwill. Management believes the total estimated fair value of all goodwill combined exceeds the book value as reported in these financial statements.





                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003



NOTE 5 -    RECLASSIFICATION AND RESTATEMENTS:

         Selected items in the June 30, 2002 financial statements as previously reported have been reclassified and restated to be consistent with the audited financial statements as of December 31, 2002, as well as these unaudited financial statements as of June 30, 2003.


NOTE 6 -    SUBSEQUENT EVENT:

         On July 18, 2003, 20,000,000 shares of restricted common stock were issued to two officers for services rendered during the month of June
         2003 at a value of $2,000.

         On July 17, 2003, the Company entered into a consulting agreement whereby the consultant provides selling and multi-level marketing solutions in the amount of $104,000 through March 2004. This agreement has already begun implementation. Additional commitments with this same consultant were made on August 11, 2003. The financial impact is unknown; however, management believes it will be minimal at worst.

         $100,000 in funds to be received from the ESIP Plan were reported as "Receivable ESIP Stock Plan" as a current asset. These are for stock issued by June 30, 2003, the sale proceeds of which were received by the Company during July 2003.

         On August 12, 2003, an asset purchase agreement was signed between the Company and it's subsidiary The Right Solution Gateway transferring the Company's assets to the subsidiary in exchange for one hundred percent of the subsidiary's stock.








ITEM  2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATION

General

As used herein the term "Company" or "Gateway" refers to Gateway Distributors, Ltd., a Nevada corporation, its subsidiaries and predecessors, unless the context indicates otherwise. The Company was originally incorporated in the State of Nevada on May 26, 1993. Gateway's operated through a subsidiary known as TRSG Corporation for the comparable period in 2002. Gateway has since sold its shares of TRSG Corporation in exchange for the reduction of certain debts and the retention of TRSG' s assets. On January 7, 2003, the Company created a new operating subsidiary named the Right Solution Gateway, organized under the laws of Nevada. This operating subsidiary bought the assets from the Company in exchange for 100% of the operating stock of The Right Solution Gateway.

As a result of this transaction, the Company is a holding company and does not have any direct operations. All of the Company's operations are conducted through The Right Solution Gateway and Grandma Hamman's. The combination of operations results in a network of marketing that sells whole food nutrition, and health and dietary supplements. These products are marketed through retail sales and network marketing organizations within the United States and wholesale personal import sales outside of the United States. The Company conducts all of its retail and store sales through Grandma Hamman's, also a wholly owned subsidiary of the Company.

Network marketing enables the Company's subsidiary The Right Solution Gateway's independent distributors in the United States to earn profits by selling the Company's products to retail consumers. Distributors may also develop their own distributor downline organizations by sponsoring others to do business in any market where the Company operates, entitling the sponsors to receive overrides or commissions (cash incentives, including royalties and bonuses) on product sales within their downline organizations.

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











Results of Operations

Sales for the six months ended June 30, 2003, were $588,046 compared to $559,324 for the same period in 2002. The increase in sales of approximately $29,000 is attributable to the Company's maintaining sufficient inventory and the purchase of it's subsidiary, Grandma Hamman's. The inventory being maintained at sufficient levels was the result of the Company's diligence in tracking monthly usage of product, length of time required in manufacturing and delegating product funding. Costs of sales were $124,785 for the six months ended on June
30, 2003, compared to $117,102 for the comparable period in 2002. Cost of sales increased by approximately $8,000 due to a higher percentage of sales on Grandma
Hamman's products.

Selling, general, and administrative expenses were $742,079 for the six months ended on June 30, 2003 and $1,550,609 for the comparable period in 2002, a decrease of approximately $809,000. The primary reason for the decrease was a drop in professional fees and implementing cost cutting measures.

Net loss was $363,871 during the six months ended on June 30, 2003, compared to a net loss of $921,089 for the comparable period in 2002. The Company's reduction in the operating loss for the six months ended June 30, 2003, of approximately $829,000 was the result of the reduction in professional fees and implementing cost cutting measures.

Liquidity and Capital Resources

The Company had a net working capital deficit of $4,647,442 for the six months ended June 30, 2003, as compared to a $6,168,417 deficit at the end of December
31, 2002. The Company's working capital deficit decreased $1,520,975 primarily as a result of converting debt for stock of $275,803 and proceeds from the sales of stock.

Cash flow from operations was $310,653 for the six months ended June 30, 2003, compared with cash flow used in operations of $320,789 for the comparable period in 2002.

Cash flows used in investing activities for the six months ended June 30, 2003 were $346,577, compared with cash from investing activities of $50,566 for the comparable period in 2002.

Cash flow used in financing activities was $ 671,343 for the six months ended
June 30, 2003 as compared to $281,081 received from the comparable period in 2002. Due to the Company's cash flow fluctuations, the Company experiences occasional cash flow shortages. To satisfy its cash requirements, including the debt service, the Company must periodically raise funds from external sources.
This often involves the Company conducting exempt offerings of its equity securities.





Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past two years. The Company believes that it can offset inflationary increases in the cost of materials and labor through increased sales and improved operating efficiency.
Capital Expenditures
The Company made approximately $50,000 in capital expenditures over the periods covered by this report.

Going Concern

The Company's ability to continue as a going concern is an issue raised as a result of continued losses over the years. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management is committed to taking the necessary steps to ensure the Company remains a going concern. Management's plan to address the Company's ability to continue as a going concern includes: (1) obtaining additional funding from the sale of the Companies securities; (2) increasing sales; (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

On June 30, 2003, the Company's Chief Executive Officer and Chief Financial
Officer made an evaluation of the Company's disclosure controls and procedures.
In the Company's opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1)recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in The Company's disclosure controls and procedures.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls since the last evaluation.






                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During April through June 2003, the Company issued 36,000,000 shares of restricted stock to Florence Ternes and Rick Bailey. The shares were issued for services rendered at nominal value of $3,600. The Company issued the above described restricted shares pursuant to section 4(2) of the Securities Act of 1933 in isolated private transactions by the Company which did not involve a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On April 16, 2003, the Company did a 3,000 for 1 reverse stock split. All references to the Company's stock reflect this reverse split retroactively.

The Company filed with the Securities and Exchange Commission ("SEC") on April
11, 2003, a Form S-8 notifying of an "Employee Stock Incentive Plan for the Year
2003" and a "Non- Employee Directors and Consultants Retainer Stock Plan for the
Year 2003." The number of shares registered are1,000,000,000 shares for the employees and 1,000,000,000 shares for non- employees for a total of 2,000,000,000, all at a proposed offering price per share of $0.0001. The first stock was issued April 17, 2003. By June 30, 2003, 18,815,000 unrestricted shares of stock had been issued under this plan. Out of the 18,815,000 shares issued under the Employee Stock Incentive Plan, 10,052,000 shares have been sold to the public for net proceeds to the company of $516,301.21. In addition as of August 05, 2003 a total of 38,987,100 shares have been issued under the Employee
Stock Incentive Plan.






ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits: Exhibits required to be attached by Item 601 of Regulation
         S-B are listed in the Index to Exhibits Beginning on page11 of this Form 10-QSB, which is incorporated herein by reference.

         Reports on Form 8-K

         No reports filed in this period.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                                     Gateway Distributors Ltd


Date: August 13, 2003                                /s/ Richard Bailey
                                                     ----------------------------------------------------------
                                                     Richard Bailey, CEO, CFO and Director





                                INDEX TO EXHIBITS

                                  Exhibit Page


No.              No.      Description
---------------- -------- --------------------------------------------------------------------------------------------
3(i)(a)           *       Amended and Restated Articles of Incorporation of
                          the Company as amended and bylaws are herein
                          incorporated by reference from the Company's Form 10-
                          SB/A filed December 15, 1999.
3(i)(b)          *        Bylaws of the Company, as amended. and incorporated by reference from the
                          Company's Form 10-SB/A filed December 15, 1999.

Material Contracts
10(i)            12       Service Agreement between American Fire Retardant Corp a Nevada
                          Corporation located at 9337 Bon Avenue, El Cajon, CA 92021 and The
                          Company as of May 15, 2003.
10(ii)           17       Employment Agreement dated July 07, 2003 By and between Gateway
                          Distributors and Blaine Wendtland
10(iii)          21       Promissory Note for $17,500 dated July 03, 2003 between Ed Wendtland
                          (Lender) and Grandma Hamman's (the "Borrower")
10(iv)           23       Promissory note for $200,000 dated July 03, 2003 between Gateway Distributors
                          (Borrower) and Los Cabos Freedom Movement (Lender).
10(v)            25       Consulting Agreement dated July 17, 2003 between The Right Solutions
                          Gateway and Jack M. Zufelt.
10(vi)           30       Asset Purchase Agreement dated August 11, 2003 between Gateway Distributors
                          Ltd and The Right Solution.
31(i)            10       Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section
                          906 of  the Sarbanes-Oxley Act of 2002.
32(i)            11
* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.






                                 CERTIFICATIONS

I, Richard Bailey, certify that:

     1. I have reviewed this quarterly Report on Form 10-QSB of Gateway Distributors Ltd.;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 13, 2003

/s/ Richard Bailey
-------------------------------------------------------------------------------
CEO and CFO





                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Gateway Distributors, Ltd.. (the
"Company") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Richard
Bailey, Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

               (1) the Report fully complies with the requirements
                  of Section 13(a) or 15(d) of the Securities
                  Exchange Act of 1934; and

               (2) the information contained in the Report fairly
                  presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Richard Bailey
Richard Bailey
CEO and CFO
August 13, 2003








 EXHIBIT 10(I)
Agreement

Between

Gateway d.b.a. The Right Solution

And

American Fire Retardant Corp

WHEREAS, this agreement (the "Agreement") is made as of May 15, 2003 by and between American Fire Retardant Corp., (the "Client") a Nevada corporation, located at 9337 Bon Avenue, El Cajon, CA 92021 (hereinafter referred to as
"Client") and Gateway d.b.a. The Right Solution, a Nevada corporation located at 3035 Patrick Lane, Suite 14, and Las Vegas (the "Company") and their assignees, nominees, heirs and assigns.

WHEREAS COMPANY renders professional sales and marketing and the related administrative support services to their business clientele, have certain knowledge, expertise, information, contacts and associations with persons and entities who might be interested in providing distribution, sales and merchandising opportunities and/or providing other business and revenue generating opportunities, and desire to act as consultants to provide such services.

WHEREAS COMPANY occupies its own facilities and has warehousing and distribution capacity.

 WHEREAS Client desires to engage the services of COMPANY to perform, (by and through their associates, agents, employees, and associated entities,) some or all of the herein-described services on behalf of Client. COMPANY and Client agree that COMPANY will provide such services upon the terms and conditions herein below provided.


NOW, THEREFORE, with mutual acknowledgement of the receipt of sufficient consideration, the parties, intending to be legally bound hereby, agree as follows:


I.   SERVICES

Client hereby engages COMPANY, and COMPANY agrees to use their reasonable best efforts to provide some or all of the herein-referenced services on behalf of Client and/or any associated entities in connection with any of Client or its associated entity's Product(s).







Distribution of Client products to include warehousing and shipping of products.
Telemarketing and Sales services to be determined.

II.   COMPENSATION TO COMPANY
              A. Distribution fee to be determined and agreed to by COMPANY and Client based on a unit cost and/or shipment cost.

B.       Percentage of sales for providing sales and/or telemarketing services to be determined and agree to by COMPANY and Client.

C.  Payments to COMPANY will be made on a weekly basis.  Client will pay for startup fees associated with services provided but have the right to approve expenses prior to expenditures.

III.     COMPANY'S REPRESENTATIONS AND WARRANTIES

A.       COMPANY and Client represent and warrant that they are validly formed and in good standing as a corporation, organized in accordance with the applicable federal, state, municipal and local laws, regulations, orders, rulings and decrees within its place of domicile.
B.       Client represents and warrants that it has the requisite financial resources to meet all of its financial obligations to COMPANY.

IV.      CLIENT OBLIGATIONS

A. CLIENT shall provide COMPANY with true, complete and accurate information regarding its Product(s). Such information shall also include sufficient relevant, current and historical business, financial, and other information necessary for the proper performance of COMPANY services hereunder. In performing their services hereunder, COMPANY shall have the right to rely on, utilize and present such information to potential customers without independent verification thereof. CLIENT shall cooperate and support COMPANY attempts to accomplish their objectives under this Agreement, and shall take such actions and execute such additional instruments as may be reasonably necessary to implement and carry out the intent and purpose of this Agreement.

B.       Client will have the right to approve any bulk sales and will establish pricing of all products.

V.       INDEMNIFICATION AND ACCOUNTING

A. The Parties agree to indemnify, hold harmless, and defend each other, their members, officers, shareholders, directors, agents and employees, at the culpable party's expense for any claim arising out of any proceeding or suit which may arise out of an alleged breach of contract or claim of misrepresentation, inaccuracy or incompleteness, in whatever form, resulting from documentation and/or information provided in furtherance of this agreement.

B. COMPANY and Client will provide each other a full and complete accountings of all revenues received as a result of any Transactions under this Agreement, (hereinafter referred to as "Accountings").


VI.      CONFIDENTIALITY

A. The Company and Client each agree to provide reasonable security measures to keep information confidential where disclosure to third parties may be detrimental to the parties. They shall each use their best efforts to require their principals, employees, agents, affiliates, subcontractors, and others who will have access to the information to abide by the confidentiality contemplated by this Agreement.

B. Except to accomplish the purposes of this Agreement, no party will disclose, use, or make known, for its or a third party's benefit, any confidential information, knowledge, or data of any other party, or any confidential source(s) of any other party, during the term of this Agreement. Confidential information, knowledge, data, and confidential sources shall not include any information that is, or becomes (1) generally known or available by publication or commercial use, or (2) is known and can be documented to be known by the recipient party at the time of disclosure and is not subject to restriction, or
(3) is received by the recipient party from a third party not under any legal obligation to the disclosing party to maintain such information in confidence.

C. In the event this provision is deemed in any court proceeding too restrictive to be enforceable, such restriction shall be deemed reduced to the maximum extent allowable by the court to be found enforceable.

D. It is expressly agreed by all parties that any limitations herein relating to the use of the Proprietary Information of the Products shall be fully enforceable and binding for a period of three (3) years subsequent to the expiration of the last Transaction under this Agreement.


VII.     MISCELLANEOUS PROVISIONS

A.       Modifications. This Agreement may be amended, modified and supplemented only by written agreement of Client and COMPANY.

B.       Waiver of Compliance. Any failure of any party to comply with any obligation, agreement, or condition herein may be expressly waived in
       Writing, but such waiver or failure to insist upon strict compliance with such obligation, covenant, agreement or condition shall not operate as a waiver or estoppel with respect to, any subsequent or other failure.

C.       Other Business Opportunities. Each party hereto shall have the right independently to engage in and receive full benefits from other business activities as long as the other party is notified in writing and they are allowed first right of refusal.

D. Publication of Relationship. The parties shall have the right to publish and/or otherwise disclose in any published announcements, publicity campaigns, press releases, media, websites, and other appropriate venues the fact that the Transaction(s) closed hereunder as long as both parties agree.

E. Notices. Any notices to be given hereunder by any party to any other may be Effected by personal delivery in writing or by mail, registered or certified, postage prepaid. Notice may also be given hereunder by electronic transmission
(i.e. facsimile and "e-mail,") provided such electronic transmission is recognized and accepted by the court in any legal proceeding. Mailed notices shall be addressed to the addresses supplied by the parties, but any party may change their address by written notice in accordance with this subsection.
Notices delivered personally and/or by electronic transmission shall be deemed communicated as of actual receipt; mailed notices shall be deemed communicated as of five (5) days after mailing.

F. Assignment and Delegation. This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns. No party shall delegate the performance of its duties or obligations under this Agreement without the prior written consent of the other parties, except by operation of law.

G. Governing Law. This Agreement and the legal relations between the parties hereto shall be governed by and construed in accordance with the laws of the United States, State of Nevada, without regard to theirs conflict of law doctrine. If any action is instituted to enforce or interpret any provision of this Agreement, the jurisdiction and venue shall be in Nevada.

H. Facsimile and Counterparts. This Agreement may be executed by facsimile, and may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

I. Arbitration, Legal Action and Attorneys' Fees and Costs. If any legal action arises from this agreement, the parties agree to attempt resolution first with non-binding arbitration without relinquishing their legal rights. In any legal action, the prevailing party(s) shall be entitled to reasonable attorneys' fees and costs in accordance with the law. This provision shall be construed as applicable to the entire Agreement.






J. Survivability. If any part of this Agreement is deemed by a court of competent jurisdiction to be invalid or unenforceable, that part shall be severable from the remainder of the Agreement. In the event that any provision hereof shall be legally unenforceable, the remaining provisions shall nevertheless be carried into effect.

K. Relationship of the Parties. The parties to this Agreement have no relationship with each other beyond the relationship expressly provided for herein. Nothing contained in this Agreement shall be deemed to create any additional relationships, (i.e. cause any party to become the partner, agent or legal representative of each other, nor create any fiduciary relationship between them). Neither party shall have any authority to act for or to assume any obligation or responsibility on behalf of any other party, except as otherwise expressly provided herein.

L. Term of Agreement and Termination. This Agreement shall be effective upon execution. With respect to any Closed Transaction this Agreement shall remain in full force and effect.

M. With respect to any prospective Financing, this Agreement may be terminated prior to the Closing of a pending Transaction "for cause" at the election of the injured party upon the occurrence of any of the following events: material misrepresentation or material breach under this Agreement, (hereinafter individually and collectively referred to as "Cause"). In such event, the injured party shall give the other party, in writing, thirty (30) days in which to "cure" the Cause. Compensation to which COMPANY is entitled shall survive the termination of this Agreement.

N. Entire Agreement. This Agreement sets forth the entire Agreement and understanding of the parties hereto in respect to the subject matter contained herein, and supersedes all prior agreements, promises, covenants, arrangements, communications, representations or warranties, whether oral or written, by any party hereto in regard to the subject matter contained herein.


IN WITNESS WHEREOF, the parties hereto asserting that they have read, understand and agree to all terms herein, have the authority to execute this Agreement on behalf of their principal, and have caused this Agreement to be executed by their duly authorized representatives.

/s/ Rick Bailey
--------------------------------------------------------------
Rick Bailey, President / CEO COMPANY                                            Date

?s/ Stephen Owens
--------------------------------------------------------------
Stephen F. Owens Chief Operating Officer Director                                       Date






                                 EXHIBIT 10(II)
EMPLOYMENT AGREEMENT


This Employment Agreement (this "Agreement") is made effective as of July 07, 2003, by and between Gateway Distributors ("Gateway"), of 3035 E. Patrick Ln., Las Vegas, Nevada, 89120
and Blaine Wendtland ("Blaine"), of 1620 Whispering Pine Ln., Appleton, Wisconsin, 54913.

                A. Gateway is engaged in the business of Vitamin
              and Supplement Distribution.  Blaine
              will primarily perform the job duties at the following location:  3035 E. Patrick Ln.,
              Las Vegas, Nevada.

               B. Gateway desires to have the services of Blaine.

                 C. Blaine is willing to be employed by Gateway.

Therefore, the parties agree as follows:

           1. EMPLOYMENT. Gateway shall employ Blaine as a(n) Account
     Executive.  Blaine shall
     provide to Gateway the following services: To promote and sell products provided by Gateway Distributors and/or the Right Solution. Blaine accepts and agrees to such employment, and agrees to be subject to the general supervision, advice and direction of Gateway and Gateway's supervisory personnel. Blaine shall also perform (i) such other duties as are customarily performed by an employee in a similar position, and (ii) such other unrelated services and duties as may be assigned to Blaine from time to time by Gateway.

              2. BEST EFFORTS OF EMPLOYEE. Blaine agrees to perform faithfully, industriously, and to the best of Blaine's ability, experience, and talents, all of the duties that may be required by the express and implicit terms of this Agreement, to the reasonable satisfaction of Gateway. Such duties shall be provided at such place(s) as the needs, business, or opportunities of Gateway may require from time to time.

              3. COMMISSION PAYMENTS. Gateway will make commission payments to Blaine based on
     15% of Net Profit on total sales of company (Sale price minus Cost of Goods). This commission will be paid semi-monthly on the tenth day and the twenty-fifth day of the month, each payment corresponding to the semi-monthly period that ended approximately fifteen days prior to the payment date.

         (b)      Accounting.  Gateway shall maintain records in sufficient detail for purposed of determining the amount of the commission.  Gateway shall provide to Blaine a written accounting that sets forth the manner in which the commission payment was calculated.

         (c) Right to Inspect. Blaine, or Blaine's agent, shall have the right to inspect Gateway's records for the limited purpose of verifying the calculation of the commission payments, subject to such restrictions as Gateway may reasonably impose to protect the confidentiality of the records. Such inspections shall be made during reasonable hours as may be set by Gateway.

         (d) Death of the Employee. If Blaine dies during the term of this Agreement, Blaine shall be entitled to payments or partial commission payments for the period ending with the date of Blaine's death.

           5. EXPENSE REIMBURSEMENT. Gateway will reimburse Blaine fo
     "out-of-pocket"
     expenses incurred by Blaine in accordance with Gateway's policies in effect from time to time.

            6. RECOMMENDATIONS FOR IMPROVING OPERATIONS. Blaine shall provide Gateway with all information, suggestions, and recommendations regarding Gateway's business, of which Blaine has knowledge, that will be of benefit to Gateway.

           7. CONFIDENTIALITY. Blaine recognizes that Gateway has and will have information regarding the following:
                                  - inventions
                                   - products
                                - product design
                                   - processes
                               - technical matters
                                 - trade secrets
                                  - copyrights
                                - customer lists
                                    - prices
                                     - costs
                                   - discounts
                               - business affairs
                                 - future plans
                  - issues related to the sale of Company Stock
         and other vital information items (collectively, "Information") which are valuable, special and unique assets of Gateway. Blaine agrees that Blaine will not at any time or in any manner, either directly or indirectly, divulge, disclose, or communicate any Information to any third party without the prior written consent of Gateway, Blaine will protect the Information and treat it s strictly confidential. A violation by Blaine of this paragraph shall be a material violation of this Agreement and will justify legal and/or equitable relief.

             5. CONFIDENTIALITY AFTER TERMINATION OF EMPLOYMENT. The confidentiality provisions of this Agreement shall remain in full force and effect for a 90-day period after the termination of Blaine's employment. During such 90-day period, neither party shall make pr permit the making of any public announcement or statement of any kind that Blaine was formerly employed by or connected with Gateway.

            6. EMPLOYEE'S INABILITY TO CONTRACT FOR EMPLOYER. Blaine shall not have the right to make any contracts or commitments for or on behalf of Gateway without first obtaining the express written consent of Gateway.

              7. BENEFITS. Blaine shall be entitled the employment benefits, including disability insurance as provided by Gateway's policies in effect from time to time.

               8. TERM/TERMINATION. Blaine's employment under this Agreement shall be for an unspecified term on an "at will" basis. This Agreement may be terminated by Gateway upon 30 days written notice, and by Blaine upon 30 days written notice. If Gateway shall so terminate this Agreement, Blaine shall be entitled to compensation for 30 days beyond the termination date of such termination, unless Blaine is in violation of this Agreement. If Blaine is in violation of this Agreement, Gateway may terminate employment without notice and with compensation to Blaine only to the date of such terminations. The compensation paid under this Agreement shall be Blaine's exclusive remedy.

              9. TERMINATION FOR DISABILITY. Gateway shall have the option to terminate this
     Agreement, if Blaine becomes permanently disabled and is no longer able to perform the essential functions of the position with reasonable accommodation. Gateway shall exercise this option by giving 30 days written notice to Blaine.

             10. COMPLIANCE WITH EMPLOYER'S RULES. Blaine agrees to comply with all of the rules and regulations of Gateway.

           11. RETURN OF PROPERTY. Upon termination of this Agreement,
     Blaine shall deliver to
     Gateway all property which is Gateway's property or related to Gateway's business (including keys, records, notes, data, memoranda, models, and equipment) that is in Blaine's possession or under Blaine's control. Such obligation shall be governed by any separate confidentiality or proprietary rights agreement signed by Blaine.

            12. NOTICES. All notices required or permitted under this
     Agreement shall be in writing and
     shall be deemed delivered when delivered in person or on the third day after being deposited in the United States mail, postage paid, address as follows:

     Employer:

     Gateway Distributors
     Flo Ternes
     C.O.O.
     3035 E. Patrick Lane
     Las Vegas, Nevada 89120

     Employee:

     Blaine Wendtland
     1620 Whispering Pine Lane
     Appleton, Wisconsin 54913

     Such addresses may be changed from time to time by either party by providing written notice in the manner set forth above.

            13. ENTIRE AGREEMENT. This agreement contains the entire agreement of the parties and there are no other promises or conditions in any other agreement whether oral or written. This Agreement supersedes any prior written or oral agreements between the parties.

           14. AMENDMENT. This Agreement may be modified or amended, i the amendment is made in writing and is signed by both parties.

           15. SEVERABILITY. If any provision of this Agreement shall be held to be invalid or enforceable for any reason, the remaining provisions shall continue to be valid and enforceable. If a court finds that any provisions for this Agreement is invalid or unenforceable, but that by limiting such provision it would become valid or enforceable, then such provision shall be deemed to be written, construed, and enforced as so limited.

           16. WAIVER OF CONTRACTUAL RIGHT. The failure of either part to enforce any provision of the Agreement shall not be construed as a waiver or limitation of that party's right to subsequently enforcer and compel strict compliance with every provision of this Agreement.

           17. APPLICABLE LAW. This Agreement shall be governed by the laws of the State of Nevada.







                                 EXHIBIT 10(ii)
PROMISSORY NOTE

$17,500.00                                                                      Date: July 03, 2003

For value received, the undersigned Grandma Hamman's (the "Borrower"), at 3035
E. Patrick Lane, Las Vegas, Nevada, 89120, promises to pay to the order of Ed
Wendtland, (the "Lender"), at 1620 Whispering Pine Lane, Appleton, Wisconsin
54913, (or at such other place as the Lender may designate in writing) the sum of $17,500.00 with interest from August 01, 2003, on the unpaid principal at the rate of 24.00% per annum.

The unpaid principal and accrued interest shall be payable in monthly installments of $925.24, beginning on September 01, 2003, and continuing until August 01, 2005, (the "Due Date"), at which time the remaining unpaid principal and interest shall be due in full.

All payments on this Note shall be applied first in payment of accrued interest and any remainder in payment of principal.

The Borrower promises to pay a late charge of $87.00 for each installment that remains unpaid more than 10 day(s) after its Due Date. This late charge shall be paid as liquidated damages in lieu of actual damages, and not as a penalty.

If any payment obligation under this Note is not paid when due, the remaining unpaid principal balance and any accrued interest shall become due immediately at the option of the Lender.

The Borrower reserves the right to prepay this Note (in whole or in part) prior to the Due Date with no prepayment penalty.

If any payment obligation under this Note is not paid when due, the Borrower promises to pay all costs of collection, including reasonable attorney fees, whether or not a lawsuit is commenced as part of the collection process.

This Note is secured by a Merchant Account currently used by Grandma Hamman's
Specialty Foods, dated July 03, 2003. The Lender is not required to rely on the above security instrument and the assets secured therein for the payment of this
Note in the case of default, but may proceed directly against the Borrower.

If any of the following events of default occur, this Note and any other obligations of the Borrower to the Lender, shall become due immediately, without demand or notice:

               1. the failure of the Borrower to pay the principa
              and any accrued interest in full on or





              before the Due Date;

                     2. the death of the Borrower or Lender;

                3. the filing of bankruptcy proceedings involving
              the Borrower as a debtor;

                   4. the application for the appointment of a
              receiver for the Borrower;

                  5. the making of a general assignment for the
              benefit of the Borrower's creditors;

                       6. the insolvency of the Borrower;

                  7. a misrepresentation by the Borrower to the
              Lender for the purpose of obtaining or extending credit.

In addition, the Borrower shall be in default if there is a sale, transfer, assignment, or any other disposition of any assets pledged as security for the payment of this Note, or if there is default in any security agreement which secures this Note.

If any one or more of the provisions of this Note are determined to be unenforceable, in whole or in part, for any reason, the remaining provisions shall remain fully operative.

All payments of principal and interest on this Note shall be paid in the legal currency of the United States. The Borrower waives presentment for payment, protest, and notice of protest and nonpayment of this Note.

No renewal or extension of this Note, delay in enforcing any right of the Lender under this Note, or assignment by Lender of this Note shall affect the liability or the obligations of the Borrower. All rights of the Lender under this Note are cumulative and may be exercised concurrently or consecutively at the Lender's option.

This Note shall be construed in accordance with the laws of the state of Nevada.

Borrower:

Grandma Hamman's Specialty Foods

By: __________________________________
      Rick Bailey






                                  EXHIBIT (IV)
PROMISSORY NOTE

$200,000.00                                                                     Date: July 03, 2003

For value received, the undersigned Gateway Distributors (the "Borrower"), at 3035 E. Patrick Lane, Las Vegas, Nevada, 89120, promises to pay to the order of
Los Cabos Freedom Movement L.L.C. (the "Lender"), at P.O. Box 841, Wautoma,
Wisconsin 54982, (or at such other place as the Lender may designate in writing) the sum of $200,000.00 with interest from August 01, 2003, on the unpaid principal at the rate of 8.00% per annum.

Unpaid principal after the Due Date shown below shall accrue interest at a rate of 12.00% annually until paid.

The unpaid principal and accrued interest shall be payable in monthly installments of $1,672.88, beginning on September 01, 2003, and continuing until August 01, 2023, (the "Due Date"), at which time the remaining unpaid principal and interest shall be due in full.

All payments on this Note shall be applied first in payment of accrued interest and any remainder in payment of principal.

The Borrower promises to pay a late charge of $100.00 for each installment that remains unpaid more than 30 day(s) after its Due Date. This late charge shall be paid as liquidated damages in lieu of actual damages, and not as a penalty.

If any payment obligation under this Note is not paid when due, the remaining unpaid principal balance and any accrued interest shall become due immediately at the option of the Lender.

The Borrower reserves the right to prepay this Note (in whole or in part) prior to the Due Date with no prepayment penalty.

If any payment obligation under this Note is not paid when due, the Borrower promises to pay all costs of collection, including reasonable attorney fees, whether or not a lawsuit is commenced as part of the collection process.

This Note is secured by a All assets, inventory, accounts receivable and equipment of Grandma Hamman's Specialty Foods, dated July 03, 2003. The Lender is not required to rely on the above security instrument and the assets secured therein for the payment of this Note in the case of default, but may proceed directly against the Borrower.

If any of the following events of default occur, this Note and any other obligations of the





Borrower to the Lender, shall become due immediately, without demand or notice:

               1. the failure of the Borrower to pay the principa
              and any accrued interest in full on or
              before the Due Date;

                     2. the death of the Borrower or Lender;

                3. the filing of bankruptcy proceedings involving
              the Borrower as a debtor;

                   4. the application for the appointment of a
              receiver for the Borrower;

                  5. the making of a general assignment for the
              benefit of the Borrower's creditors;

                       6. the insolvency of the Borrower;

                  7. a misrepresentation by the Borrower to the
              Lender for the purpose of obtaining or extending credit.

In addition, the Borrower shall be in default if there is a sale, transfer, assignment, or any other disposition of any assets pledged as security for the payment of this Note, or if there is default in any security agreement which secures this Note.

If any one or more of the provisions of this Note are determined to be unenforceable, in whole or in part, for any reason, the remaining provisions shall remain fully operative.

All payments of principal and interest on this Note shall be paid in the legal currency of the United States. The Borrower waives presentment for payment, protest, and notice of protest and nonpayment of this Note.

No renewal or extension of this Note, delay in enforcing any right of the Lender under this Note, or assignment by Lender of this Note shall affect the liability or the obligations of the Borrower. All rights of the Lender under this Note are cumulative and may be exercised concurrently or consecutively at the Lender's option.

This Note shall be construed in accordance with the laws of the state of Nevada.

Signed this _____ day of _______________, ______ at __________________________,
-------------------------.








Borrower:
Gateway Distributors





                                  EXHIBIT 10(V)
CONSULTING AGREEMENT


This agreement is made this 17th day of July, 2003 between

The Right Solutions Gateway at 3035 East Patrick Lane, Suite 14, Las Vegas,
Nevada 89120, hereinafter referred to as RSG. Phone number (702) 938-9316.

And

Jack M. Zufelt at 3228 East Phillips Drive, Littleton, Colorado 80122, hereinafter referred to as Zufelt. Phone number (303) 741-9025.

RSG agrees to retain Zufelt, and Zufelt has agreed to provide certain consulting services on the terms and conditions set out below.


Responsibilities of Zufelt:

Zufelt will help RSG create an integrated prospecting and recruiting system with specific prospecting and recruiting tools customized specifically for RSG.

Zufelt will consult with RSG on all aspects of their business as well as create and implement important strategies regarding all aspects of what it takes to cause prospecting and recruiting. It will include a 24-hour, 7 day a week system that is designed and dedicated specifically to help RSG distributors prospect and recruit on both its products, and its income opportunity.

This consulting, prospecting and recruiting system shall include:

        a)  A 10 to 15 minute recruiting script for an audiocassette/CD to be used for powerful prospecting.  Zufelt will arrange for professional voice and be at the studio to direct that professional to create the kind of inflection and sound on the tape that is desired.

        b) Sample, short scripts for distributors to use when handing out the cassette and when calling back respondents to the new prospecting tools.

        c) Short scripts for distributors to use when following up on prospects they have given or sent the prospecting tape to.

        d) A 10 to 15 minute ?closing? script to be used for pre-recorded message to be used by distributors to bring prospects to a decision.
            It will be designed specifically to close the sale on both the products AND the business opportunity. It will gently, but powerfully, hard sell prospects on the products, auto-ship and the income opportunity as well as give them the three choices of packages to buy so that when the call is over all the distributor has to say to the prospect is, ?So, what do you want to do?? Or
            ?Which choice do you want to start with??


        e) Three powerful, attention getting letters to be used for prospecting and recruiting by distributors. One will be designed to accompany the recruiting cassette that goes to people they already know, another will be designed to accompany the cassette to go to those they don?t know and the third one will be a letter that can be sent out by itself inviting prospects to request the cassette.

        f) An income projection for the consultant based on 6 and 12 months of using Zufelt?s system and RSG?s compensation plan. With your help and knowledge of the Right Solutions comp plan I will create realistic, believable, not pie in the sky, income projections with just a 2% success rate, showing potential income after just 6 and 12 months of faithfully using the prospecting system I create. This always excites distributors into action because it is so believable.

        g)  Design hard-hitting, attention getting, 4-color Post Cards for prospecting.

        h) Sell and train your existing distributors on using the system I create for you in up to five live seminars and up to 30 conference calls. Who better than the author, of the new recruiting system with years of proof that it works, as well as extensive credentials, to tell your distributors, new or old, about the system and excite and motivate them to use it on a massive scale? I will also pass my abilities on to you and any person you so designate as well as any of the leaders in the field who want to get and stay serious about making money through proper prospecting and massive recruiting.






        i)  90 Days of unlimited consulting which will include but is not be limited to:
                .
                C    Spending time with the owners to learn about, and become indoctrinated on, the flavor, feel and culture of RSG including the compensation plan and any other things pertinent to creating powerful
                     business building tools.

                C    Analyze and make recommendations on making sure all
                     existing brochures letters, website pages and any other
                     marketing materials past, present or future are designed to sell the opportunity and/or the products or both.
                       .
                C Help define what should go into the three packages/business builder kits.

                C Unlimited consulting on any and all other aspects of the RSG business opportunity as needed.

                C Consult with RSG on how to leverage what I am doing for the company to help make PR with the market makers of their stock.



Responsibilities of RSG

1. In exchange for Zufelt?s services listed above, RSG shall pay Zufelt the sum of one hundred and four thousand dollars ($104,00.00) in US funds.



This amount is to be paid as follows:

Upon the signing of this agreement and on or before Friday the 18th of July
2003, RSG shall purchase from Zufelt one thousand each of the following:

1,000 Learn To Earn cassette programs
1,000 How to Use The Conquering Force Within You cassette program 1,000 Bonus
Tapes 1,000 The DNA of Success Books 1,000 9 Reports For Your Success 1,000
Monthly Ezine subscription to the ?Z? Report (Included at no charge)





Payments for the above items shall be as follows: Eight thousand, six hundred and sixty six dollars, ($8,666.00) in US funds is due and payable on July 18, 2003. The balance of ninety five thousand three hundred and thirty four dollars
($95,334.00) shall be paid to Zufelt in eleven equal, weekly payments of eight thousand six hundred and sixty six dollars ($8,666.00) each. Said payments to be made on or before the following dates:

July 25, 2003, August 1, 2003, August 8, 2003, August 15, 2003, August 22, 2003,
August 29, 2003, September 5, 2003, September 12, 2003, September 19, 2003,
September 26, 2003 and October 3, 2003.

All payments must be made in one of the following forms:

        1)   Certified check made out to Jack M. Zufelt. If a certified check is sent it must be sent via overnight delivery.
        2)   Wire transfer to Zufelt?s bank account. If wire transfer, use the following banking information:
                                  Receiving Bank Information

                                  ARAPAHOE BANK AND TRUST
                                  7777 East Arapahoe Road
                                  Englewood, Colorado  80112   USA

                                  Account Name:      Z Distributing, Inc.
                                  Account Number:  1073885
                                  Routing Number for Wire Transfer:   107 00 1957

2. Zufelt shall order and send the 1,000 of each product as described above once all of the payments as outlined in Responsibilities of RSG ( 1 ) above have been paid in full. Zufelt will advance product earlier to provide startup needs from his inventory if necessary.

3. RSG shall use commit to use Zufelt to train at the above five mentioned seminars and conference calls between the date of this agreement and March of 2004. The schedule for all such seminars and conference calls must be agreed upon by both Zufelt and RSG.

RSG shall pay all of Zufelt?s expenses relating to the above services listed and identified as ( a ) thorough ( i ) including, but not limited to, professional voice, studio time for recording of the prospecting cassette, production of prospecting cassettes/CDs, graphic artists for post cards etc., design layout etc., all travel expenses including non restricted round trip airfare (via
United Airlines where possible), car rental and gas, lodging, meals, airport parking etc. as well as long distance calls,





conference calls etc. If any travel is required out of the continental US or Canada, airfare shall include round trip in business class. All expenses must be pre-approved by the Company.


Act of God:

If, due to an act of God or other cause beyond the control of Zufelt or RSG, any agreed upon consulting, conference call or training presentation cannot be given at the time, place and upon the terms agreed to, and if a satisfactory substitute or alternate date cannot be arranged, neither Jack Zufelt or RSG shall have claim for damages.

RSG understands and accepts that this consulting agreement with Zufelt is not an exclusive agreement and that Zufelt may have other clients for which he provides the same or similar services.

This contract will be construed according to the laws of the State of Nevada and any disputes arising here from will be litigated in its courts.

If payment under the terms of this contract is not made when due, RSG agrees to pay all costs of collection including attorneys fees and 1.5% per month on all amounts past due.

This contract sets forth the entire understanding and agreement and is not subject to amendment or supplemental agreement except in writing and duly executed by both parties. This agreement shall be valid and binding only when signed by both an authorized agent for RSG and Jack M. Zufelt.


Signed _________________________________                    Date ___________________
                      Jack M. Zufelt



Signed Gateway Distributors, Ltd, d.b.a. The Right Solution

_________________________________                            Date ___________________
Rick Bailey President / CEO






                                 EXHIBIT 10(VI)
                            ASSET PURCHASE AGREEMENT
                       This Asset Purchase Agreement dated this 11th day of August 2003 retro to
January 1, 2003 (hereinafter the "Agreement") is made and enter into by and among Gateway Distributors LTD (GWDL) (hereinafter the "Seller") and The Right
Solution Gateway a Nevada Corporation (hereinafter the "Buyer"). Throughout this
Agreement, the Buyer and the Seller may be referred to collectively as the
"Parties".
                                   WITNESSETH:
         WHEREAS, the Seller intends to sell to the Buyer all assets of Seller, all as set forth in Exhibit "A", attached hereto and incorporated herein
(hereinafter the "Assets"); Grandma Hammans will remain a subsidiary of Gateway and is not party to this agreement.
         WHEREAS, the Seller is a duly formed and validly existing corporation in good standing under the laws of the State of Nevada and
         WHEREAS, the Buyer is a duly formed and validly existing corporation in good standing under the laws of the State of Nevada; and
         WHEREAS, Buyer wishes to purchase from the Seller and the Seller desires to sell to the Buyer the Assets, and
         WHEREAS, the parties are desirous of documenting their representations, warranties, covenants agreements and conditions relating to the purchase and sale of the Assets into a written agreement.
         NOW, THEREFORE, in consideration of the foregoing, the mutual covenants, representations, agreements and warranties herein contained, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Parties agree as follows:
         1. RECITALS:  The foregoing recitals are true and correct in all material respects and
            ---------
are incorporated herein as if fully stated.
         2. DEFINITION:  The following terms shall have the following meanings for the
            ----------
purposes of this Agreement:
              2.1 "Agreement" shall mean this Asset Purchase Agreement,
including all exhibits and schedules attached hereto, as may be amended from time to time.

          2.2      "Closing" shall mean the completion of the transactions contemplated in this
Agreement.






               1.3 "Closing Date" shall mean the date on which the
                    Closing occurs or is to occur.
         2.4 "Contract" shall mean any contract, lease, commitment, understanding, sales order, purchase order, agreement, indenture, mortgage, note, bond, instrument, plan, permit or license, whether written or verbal, which intended or purports partnership or limited partnership, such Person's which is a corporation, general partnership or limited partnership, such
Person's certificate or articles of incorporation and by-laws or partnership agreement, as the case may be.
         2.5 "Governmental Authority" shall mean the government of the United
States or any foreign country or any state or political subdivision thereof and any entity, body or authority exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government, including the pension benefit guaranty corporation and other quasi governmental entities established to perform such functions.
         2.6 "Law" shall mean any law, statue, regulation, ordinance, rule, order, decree, judgment, consent decree, settlement agreement or governmental requirement enacted, promulgated, entered into, agree or imposed by any governmental authority.
         2.7 "Lien" shall mean any mortgage, lien (except for any lien for taxes not yet due and payable), charge, pledge, security interest, option, lease or sublease, claim, right of any third party or encumbrance.
         2.8 "Person" shall mean any individual, corporation, proprietorship, firm, partnership, limited partnership, trust, association or other entity.
         2.9 "Purchase Price" shall mean the aggregate amount set forth in this
Agreement subject to the adjustment provided for in this Agreement.
         2.10 "Taxes" shall mean all taxes, charges, fees, duties, levies or other assessments, including income, gross receipts, net proceeds, ad valor, turnover, real and personal property taxes (tangible and intangible), sales, use, franchise, excise, value added, stamp, leasing, lease, user, transfer, fuel, excess profits, occupational, windfall profits, interest equalization, severance, employees' income withholding, unemployment and social security taxes and other withholding taxes, which are imposed by any governmental authority, and such terms shall include any interest, penalties or additions to tax attributable thereto.
         3.     SALE AND PURCHASE OF ASSETS: The Seller hereby agrees to sell to the Buyer and the Buyer
                ----------------------------
shall purchase and acquire from the Seller all of the described Assets of the Seller as set forth in Exhibit "A"  (the
"Assets").
                  4. PURCHASE PRICE AND METHOD OF PAYMENT: The
                     --------------------------------------
               Purchase Price for the Assets shall consist of:
                (a). Gateway owning one hundred percent of all stock of The
               Right Solution Gateway which becomes a subsidiary of Gateway.
                (b) The closing of the sale shall take place at the offices of
               Seller. At the closing, Seller shall deliver to buyer such deeds, bills of sale, assignments, and other instruments of transfer as may be necessary to vest in buyer good and marketable title to the property and assets sold under this Agreement. Seller shall do such additional acts and provide such additional documents as is necessary for compliance with statutory requirements
               pertaining to disposition of corporate assets






               sold. At closing, All documents and papers to which the parties are entitled under this agreement, unless otherwise specified in this agreement, shall also be delivered at the closing.
         5.  REPRESENTATIONS AND WARRANTIES OF SELLER AND BUYER:  The Seller represents
             --------------------------------------------------
and warrants to the Buyer, as of the date of this Agreement and as of the
Closing Date (as if such representations and warranties were remade on the
Closing Date). As follows:
         5.1 The Seller is a corporation duly organized, validly existing and in good standing under the laws of Nevada, with all requisite power and authority to own, lease and operate its businesses as it now being owned, operated and conducted. The Seller is licensed or qualified to do business and is in good standing as a foreign corporation authorized to do business in Nevada and in each jurisdiction where the nature of the properties owned, leased or operated by it and the business where the nature of the properties owned, leased or operated by it in and the business transacted by it requires such licensing or qualification. True, correct and complete copies of the Certificate of
Incorporation, By-laws as amended, and minutes (or written consents in lieu of meetings) of the Board of Directors (and all committees thereof) and stockholders of the Seller have been delivered to the Buyer.
         5.2 The Buyer is a corporation duly organized, validly existing and in good standing under the laws of Nevada, with all requisite power and authority to own, lease and operate its businesses as it now being owned, operated and conducted. The Buyer is licensed or qualified to do business and is in good standing as a foreign corporation authorized to do business in each jurisdiction where the nature of the properties owned, leased or operated by it and the business where the nature of the properties owned, leased or operated by it in and the business transacted by it requires such licensing or qualification.
True, correct and complete copies of the Certificate of Incorporation, By-laws as amended, and minutes (or written consents in lieu of meetings) of the Board of Directors (and all committees thereof) and stockholders of the Buyer have been delivered to the Seller.
         5.3 Authorizations: The Seller has full power and authority to enter into this Agreement and to consummate the transaction contemplated hereby. The
Seller has duly and validly executed and delivered this Agreement and has duly and validly executed and delivered any related agreements required hereby. This
Agreement constitutes the legal, valid and binding obligations of the Seller and is enforceable against the Seller in accordance with the terms contained herein.
         5.4 Approvals: The execution, delivery and performance by the Seller of this Agreement does not and will not (i) violate or conflict with, result in a breach termination of, constitute a default (or a circumstance which, with or without notice or lapse of time or both, would constitute a default), or give any third party any additional right (including a termination right) under, permit cancellation of, or result in the creation of any lien upon any of the assets or properties of the Seller, or the Seller is a party or by which the
Seller, a Subsidiary or any of their respective assets or properties are bound;
(ii) permit the acceleration of the maturity of any of the circumstances in which they were made, not misleading. Except for the assumed debt set forth in
Paragraph 3, the Seller has no liabilities, debts, claims or obligations, whether accrued, absolute, contingent or otherwise, whether due or to become due.
         5.5 Marketable Title. Seller has good and marketable title to all assets and property sold under this Agreement, except as otherwise stated in the exhibits attached to this agreement and except for property disposed of or encumbered in the ordinary course of business. All tangible property sold under this agreement is in good condition and repair and conforms to all applicable zoning, building, safety, and other regulations.

          5.6 Consents to Transfers. Seller agrees to use its best efforts to obtain the necessary consents for the assignment or transfer of any contract, lease, license, or permit to be assigned or transferred under this agreement and to perform its duties under such contracts, leases, licenses, and permits without default until the closing date.







          5.7 Ordinary Course of Business. Until the closing date of this agreement, Seller shall not, without the written consent of Buyer, dispose of or encumber any of the assets or property to be sold under this agreement, with the exception of any transactions occurring in the ordinary course of Seller's business. Seller shall use its best efforts to preserve its business and good will. Seller further agrees to permit buyer and its representative's full access to its property and records any time prior to the closing date during normal business hours and to supply all information concerning its property and affairs as buyer may reasonably demand.
                   The Buyer represents and warrants to the Seller, as of the date of this Agreement and as of the Closing Date (as if such representations and warranties were remade on the Closing Date). As follows:
         5.5 Authorizations: The Buyer has full power and authority to enter into this Agreement and to consummate the transaction contemplated hereby. The
Buyer has duly and validly executed and delivered this Agreement and has duly and validly executed and delivered any related agreements required hereby. This
Agreement constitutes the legal, valid and binding obligations of the Buyer and is enforceable against the Seller in accordance with the terms contained herein.
         5.6 Approvals: The execution, delivery and performance by the Buyer of this Agreement does not and will not (i) violate or conflict with, results in a breach termination of, constitute a default (or a circumstance which, with or without notice or lapse of time or both, would constitute a default) or give any third party any additional right (including a termination right) under, permit cancellation of, or result in the creation of any lien upon any of the assets or properties of the Buyer or the Buyer is a party or by which the Buyer or any of their respective assets or properties are bound; (ii) permit the acceleration of the maturity of any of the circumstances in which they were made, not misleading.
         6.0   Miscellaneous Matters:
           (a) Subject to the provisions herein, the Buyer and Seller agree to indemnify, defend and hold each other harmless from and against all demands, claims, actions, losses, damages, liabilities, costs and expenses, including without limitation, interest, penalties and attorneys' fees and expenses asserted against or imposed or incurred by either party by reason of or resulting from any action or a breach of any representation, warranty, covenant, condition, or agreement of the other party to this Agreement. To the maximum extent permitted by law, Buyer, on behalf of itself and any affiliate thereof, shall hereby and hereafter release, indemnify, hold-harmless and defend Seller from all liability of the Seller (except as provided in Paragraph 4 (a)(i)-(iii) hereinabove) and any other claim or demand regarding the Seller or the activities of the Seller.
         (b) Wherever the context shall require, all words herein in the masculine gender shall be deemed to include the feminine or neuter gender, all singular words shall include the plural, and all plural shall include the singular.
         (c) If a court of competent jurisdiction, the remainder of this Agreement, and the application of such provision in other circumstances hereof deem any provision unenforceable shall not be affected thereby.

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







Gateway Distributors, ltd., a Nevada Corporation, Seller
By: _____________________________
         Rick Bailey President / CEO

The Right Solution Gateway a Nevada Corporation, Buyer
By: ___________________
 Rick Bailey, President / CEO





