Form 10QSB
period 2003-09-30
GATEWAY DISTRIBUTORS LTD
filed 2003-11-18
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


(Mark One)
   [X]Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

   [ ]Transition report under Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the transition period from         to           .
                                      ---------  -----------

      Commission file number: 000-27879


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


                                (702) 938-9316
                                --------------
                        (Issuer's telephone number)


      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes XX      No
                            --        ----


      The number of outstanding shares of the issuer=s common stock, $0.001 par value (the only class of voting stock), as of November 6, 2003 was 333,683,154.

                              TABLE OF CONTENTS

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........5

ITEM 3.  CONTROLS AND PROCEDURES.............................................7

                                   PART II

ITEM 1.  LEGAL PROCEEDINGS...................................................7

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...........................7

ITEM 5.  OTHER INFORMATION...................................................8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................10

SIGNATURES..................................................................10

INDEX TO EXHIBITS...........................................................11

ITEM 1.   FINANCIAL STATEMENTS

As used herein, the term ACompany@ refers to Gateway Distributors, Ltd., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, interim, condensed, consolidated financial statements including a balance sheet for the Company as of the period ended September 30, 2003, and statements of operations, and statements of cash flows, for interim periods up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.

                 GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES


                                 - CONTENTS -


                                                                   PAGE NUMBER

Financial Statements:

   Balance Sheet                                                       F-1

   Statement of Operations                                             F-2

   Statement of Stockholders' Equity                                   F-3

   Statement of Cash Flows                                           F-5 & 6

   Notes to Financial Statements                                     F-7 & 8



                 GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                    INTERIM CONDENSED CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)
                                                         SEPTEMBER 30,
ASSETS                                                           2003
                                                         -------------
CURRENT ASSETS:
  Cash and cash equivalents                              $      62,792
  Accounts receivable                                            7,322
  Receivable ESIP Stock Plan                                   150,000
  Inventories                                                  187,321
                                                            ----------

        Total current assets                                   407,435
                                                               -------

Property and equipment, at cost -                              252,121
  Less accumulated depreciation and amortization             (103,243)
                                                         -------------
                                                               148,878
OTHER ASSETS:
  Goodwill & Formulas                                          692,500
  Other                                                        128,829
                                                         -------------
                                                               821,329
                                                               -------
                                                         $   1,377,642
                                                         =============
LIABILITIES & STOCKHOLDERS= EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Current maturities of long-term debt                     $ 2,231,580
  Accounts payable:
    Trade                                                      718,040
    Commissions                                                716,149
  Accrued expenses:
    Payroll and employee benefits                              216,345
    Payroll taxes                                              427,992
    Interest                                                 1,185,986
    Other                                                       18,486
                                                         -------------
          Total current liabilities                          5,514,578
                                                         -------------

LONG-TERM DEBT                                                 209,353
                                                         -------------

TOTAL DEBT                                                   5,723,931
                                                         -------------


STOCKHOLDERS= EQUITY (DEFICIT):
  Preferred stock - $.001 par value; 1,000,000
    shares authorized, 72,125 shares issued and
    outstanding                                                     72
  Common stock, - $.001 par value; 2,000,000,000
    shares authorized, 224,423,954 shares Issued
    and outstanding                                            224,424
  Paid in Excess of Par                                      5,977,459
  Accumulated (deficit)                                   (10,548,244)
                                                         -------------
                                                           (4,346,289)
                                                         -------------
                                                         $   1,377,642
                                                         =============


      The accompanying notes are an integral part of the financial statements.



                       GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                  INTERIM CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                       (UNAUDITED)


                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                           SEPTEMBER     SEPTEMBER      SEPTEMBER     SEPTEMBER
                                           30, 2003      30, 2002       30, 2003      30, 2002
                                           ----------------------------------------------------
      SALES                              $  263,552   $    280,539     $  851,599  $    839,863

      COST OF SALES                          67,710         83,094        192,496       200,196
                                            -------         ------        -------       -------

      GROSS PROFIT                          195,842        197,445        659,103       639,667

      SELLING, GENERAL AND
           ADMINISTRATIVE EXPENSES          580,198      1,271,392      1,322,278     2,778,896
                                           --------      ---------      ---------     ---------

      (LOSS) FROM OPERATIONS              (384,356)    (1,073,947)      (663,175)   (2,139,229)
                                          ---------    -----------     ----------    ----------

      OTHER INCOME (EXPENSE):
          Interest Expense                 (46,140)       (49,720)      (133,395)     (169,358)
          Impairment of Goodwill               -              -              -        (728,953)
          Loss on leasehold improvment
            abandonment                        -              -              -         (69,434)
          Miscellaneous Income/(Expense)       777        (12,637)          2,980      (24,622)
                                              ----
                                           (45,363)       (62,357)      (130,415)     (992,367)
                                           --------
                                           (429,719)   (1,136,304)      (793,590)   (3,131,596)

      MINORITY INTEREST                        -           250,894           -        1,252,638
                                           -------         -------       --------     ---------

      NET INCOME (LOSS)                   ($429,719)    ($885,410)     ($793,590)  ($1,878,958)
                                          ==========    ==========     ==========  ============


      BASIC AND DILUTIVE EARNINGS (LOSS)
        PER SHARE                            ($0.00)  ($42,162.38)        ($0.02)   ($1,708.14)
                                             =======  ============        =======   ===========


      WEIGHTED AVERAGE SHARES            123,191,038            21     47,220,754            11
                                         ===========  ============     ==========       =======
      OUTSTANDING - BASIC & DILUTIVE



    The accompanying notes are an integral part of the financial statements.



                       GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
      INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                       (UNAUDITED)


                                                       Common Stock                 Paid       Accumulated         Net
                                                  *    # of Shares     Amount     In Excess       Deficit       Deficiency
                                                             **      Par .001
      BALANCE - December 31, 2002                $1        879,409        $87    $4,520,713   ($9,754,654)    ($5,233,061)

      Shares issued for:
        Debt Eliminated - Suburban                0          5,021          5      273,7760                        273,781
        Debt Eliminated - A/P                     0         56,407         57         1,965                          2,022
        Stock for Services                        0        447,033        447       133,333                        133,780
      (Loss ) for period                                                                         (168,199)       (168,199)
                                                -----  -----------   --------    ----------  -------------    ------------
      1st Quarter -March 31, 2003                 1      1,387,870      1,388     4,929,787    (9,922,853)     (4,991,677)
                                                -----  -----------   --------    ----------  -------------    ------------
      Shares issued for:
      Rounding - Partial Shares in Stock Split    0          1,052          1           (1)                              0
      Stock for Services - Restricted Stock       0     36,000,000     36,000      (32,400)                          3,600
      Stock for Services - Unrestricted Stock     0        200,032        200        19,806                         20,006
      Stock for ESIP Plan                         0     18,815,000     18,815      497,4860                        516,301
      Loss for Period                             0              0          0             0      (195,672)       (195,672)
                                                -----  -----------   --------    ----------  -------------    ------------
      2nd Quarter - June 30, 2003                $1     56,403,954    $56,404     5,414,678  ($10,118,525)    ($4,647,442)
                                                -----  -----------   --------    ----------  -------------    ------------
      Shares issued for:
      Stock for Services - Preferred Stock       71                                   7,129                          7,200
      Stock for Services - Restricted Stock       0     20,000,000     20,000      (18,000)                          2,000
      Stock for Services - Unrestricted Stock     0      1,350,000      1,350        13,650                         15,000
      Stock for ESIP Plan                         0    146,670,000    146,670      560,0020                        706,672
      Loss for Period                             0              0          0             0      (429,719)       (429,719)
                                                -----  -----------   --------    ----------  -------------    ------------
      BALANCE - September 30, 2003               72    224,423,954    224,424     5,977,459   (10,548,244)     (4,346,289)
                                                -----  -----------   --------    ----------  -------------    ------------

      * Preferred Stock, 125 shares issued at par ($.001par value) @ December 31, 2002. During August & September 2003 an additional 72,000 restricted shares of preferred stock were issued at $.001 per share.




        The accompanying notes are an integral part of the financial statements.


                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
               INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                        -----------------
                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                     2003              2002
                                                 -------------     -------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                        $   (793,590)     $ (1,878,958)
        Adjustments to reconcile net income
          (loss) to net cash from operating
          activities:
            Stock issued for debt                        2,022           403,103
            Stock issued for services                  181,586         1,476,744
            Depreciation and amortization               45,549            28,306
            Loss on Sale of Fixed Assets                36,926               -
            Impairment of Goodwill & Formulas              -             728,953
            Minority interest                              -         (1,252,638)

        Changes in operating assets and
          liabilities which increase
          (decrease) cash flow:
            Accounts receivable                        (3,751)            42,336
            Inventories                               (59,744)          (84,978)
            Payables                                    14,707         (334,624)
                                                   -----------       -----------
       Net cash (to)/from operating activities       (576,295)         (871,756)
                                                   -----------       -----------

      CASH FLOWS FROM INVESTING ACTIVITIES:
        Net (increase) property and equipment        (152,094)            33,286
        Other non current assets -                     (8,708)            30,060
        Purchase Goodwill in Subsidiary              (169,186)               -
                                                   -----------       -----------
       Net cash (to)/from investing activities       (329,988)            63,346
                                                   -----------       -----------

      CASH FLOWS FROM FINANCING ACTIVITIES
        Receivable on stock sale proceeds
          received Oct 2003                          (150,000)               -
        Increase/(decrease) debt, net                (104,113)           805,531
        Stock Issued for Cash                        1,222,973               -
                                                   -----------       -----------
       Net cash (to)/from financing activities         968,860           805,531
                                                   -----------       -----------
NET INCREASE (DECREASE) IN CASH EQUIVALENTS             62,577           (2,879)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                      215             9,632
                                                   -----------       -----------
  End of period                                    $    62,792       $     6,753
                                                   ===========       ===========


      The accompanying notes are an integral part of the financial statements.



                 GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
               INTERIM CONDENSED STATEMENT OF CASH FLOWS - CONTINUED
                                    (UNAUDITED)

      SUPPLEMENTAL DISCLOSURE
                                                 NINE MONTHS ENDED
                                          SEPTEMBER 30,    SEPTEMBER 30,
                                              2003              2002
                                           ------------    -------------
      INTEREST EXPENSE                     $    133,395    $     169,358
                                           ============    =============

      CASH PAID FOR INCOME TAXES           $       -       $        -
                                           ============    =============

      STOCK ISSUED FOR SERVICES            $    181,586    $   1,476,744
                                           ============    =============

      STOCK ISSUED FOR DEBT                $    275,803    $     403,103
                                           ============    =============

      SALE OF STOCK, proceeds received
         in Oct 2003                       $    150,000    $        -
                                           ============    =============




      The accompanying notes are an integral part of the financial statements.

                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 2003

NOTE 1 -  BASIS OF PRESENTATION:

          The consolidated interim condensed financial statements at September 30, 2003 and for the periods ended September 30, 2003 and 2002 are unaudited, but include all adjustments, which the Company considers necessary for a fair presentation.

          The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002.The accompanying consolidated unaudited interim financial statements for the nine month periods ended September 30, 2003 and 2002, are not necessarily indicative of the results which can be expected for the entire year.

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

          On January 30, 2003, the Company issued 5,021 shares of stock for $273,781 debt conversion, valued at approximately $54.53 per share. During February and March, 2003, the Company issued 56,407 shares for $2,022 debt, valued at an average of approximately $0.04 per share. During January through March, 2003, the Company issued 447,033 shares of stock to various entities for $133,780 of services rendered, with an average value of approximately $0.30 per share. During May, 2003 the Company issued 200,032 shares of stock for $20,006 of services rendered with an average value of $0.10 per share. During April through June 2003, the Company issued 18,815,000 shares of stock to the ESIP plan for $516,301, with an average value of $0.02 per share. During July, 2003 the Company issued 1,350,000 shares of stock for $15,000 of services rendered with an average value of $0.011 per share. During July through September 2003, the Company issued 146,670,000 shares of stock to the ESIP plan for $706,672, with an average value of $0.005 per share.

          The Company filed with the Securities and Exchange Commission ("SEC") on April 11, 2003, a Form S-8 notifying of an "Employee Stock Incentive Plan for the Year 2003" and a "Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003." The number of shares registered are1,000,000,000 shares for the employees and 1,000,000,000 shares for non-employees for a total of 2,000,000,000, all at a proposed offering price per share of $0.0001. The first stock was issued April 17, 2003. By September 30, 2003, 165,485,000 unrestricted shares of stock had been issued under this plan. Out of the

          165,485,000 shares issued under the ESIP Plan, all shares have been sold to the public for net proceeds to the company of $1,222,973. In addition as of November 03, 2003 a total of 240,909,400 shares have been issued under the ESIP Plan.

          During April through July 2003, the Company issued 56,000,000 shares of restricted common stock to officers. This restricted stock is not marketable. Consequently, no value can be determined for this restricted stock issued. However a nominal amount of $5,600 has been assigned as the value for this non-marketable stock issued.

          During August and September 2003, the Company issued 72,000 shares of restricted preferred stock to officers. The Board of Directors approved preferred stock rather than common stock for compensation at a value of 1,000 to 1 of common stock. This restricted stock is not marketable. Consequently, no value can be determined for this restricted stock issued. However a nominal amount of $7,200 has been assigned as the value for this non- marketable stock issued.

          On August 12, 2003, an asset purchase agreement was finalized and signed between the Company and it's subsidiary The Right Solution Gateway transferring the Company's assets to the subsidiary in exchange for one hundred percent of the subsidiary's stock. The agreement is retroactive to January 1, 2003 effective date.

          On July 17, 2003, the Company entered into a ten year consulting agreement whereby the consultant provides training, selling and multi-level marketing solutions in the amount of $104,000 through March 2004. On August 12, 2003 a consulting agreement was signed to commit to a ten year contract to provide training for the company distributors. The financial impact is unknown; however, management believes it will be minimal at worst.

          On September 9, 2003, the Company entered into an agreement with a manufacturer to produce all of it's liquid products at a greatly reduced cost to the Company. The agreement included a provision for future exchange of stock between the Companies.

          On August 20, 2003 the Company received written approval as a vendor to provide products for distribution in retail stores.

          On September 23, 2003 the Company extended the agreement with one of its international distributors through 2005.





NOTE 4 - ADDITIONAL OBLIGATIONS PAID FOR GOODWILL IN THE ACQUISITION OF THE SUBSIDIARY GRANDMA HAMMAN'S:

          During July 2003, the Company entered into additional negotiations with the Seller of Grandma Hamman's, a wholly owned subsidiary of the Company. The Company acquired Grandma Hamman's on August 15, 2003. The Company has agreed to pay an additional $217,500 towards the purchase of Grandma Hamman's to expand the acquisition to all intangible assets of Grandma Hamman's. The original agreement containing $85,000 due to the owner was eliminated. Also as a condition of this agreement, the seller of Grandma Hamman's relinquished his claim to 1,000,000 shares of stock as referenced in the original purchase agreement. The value of the stock was compromised by the passage of time and reverse stock splits, therefore, a dollar value was assigned instead of stock issued. This additional $217,500 has been classified on the balance sheet as goodwill. Management believes the total estimated fair value of all goodwill combined exceeds the book value as reported in these financial statements.

NOTE 5 -  RECLASSIFICATION AND RESTATEMENTS:

          Selected items in the September 30, 2002 financial statements as previously reported have been reclassified and restated to be consistent with the audited financial statements as of December 31, 2002, as well as these unaudited financial statements as of September 30, 2003.

NOTE 6 -  SUBSEQUENT EVENT:

          $150,000 in funds to be received from the ESIP Plan were reported as "Receivable ESIP Stock Plan" as a current asset. These are for stock issued by September 30, 2003, the sale proceeds of which were received by the Company during October 2003.

          On November 1, 2003, the Company entered into an endorsement agreement whereby the celebrity provides endorsement of the Company's products for marketing and distribution purposes. The financial impact is unknown; however, management believes it will be minimal at worst.

ITEM 2.  MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULT OF OPERATION

General
As used herein the term "Company" refers to Gateway Distributors, Ltd., a Nevada corporation, its subsidiaries and predecessors, unless the context indicates otherwise. The Company was originally incorporated in the State of Nevada on May 26, 1993. Gateway sold the TRSG Inc shell in exchange for reduction of debt and purchased the operating assets. On January 7, 2003, the Company created a new Nevada corporation, The Right Solution Gateway, as one of it's operating subsidiaries. This operating subsidiary bought the assets from the Company in exchange for 100% of the common stock of The Right Solution Gateway, it's subsidiary.

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

Retail and store sales are completed through Grandma Hamman's, also a wholly owned subsidiary of the Company.

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

Results of Operations

Sales for the Nine Months ended September 30, 2003, were $851,599 compared to $839,863 for the same period in 2002. Sales for the three months ended September 30, 2003 of $264,000 are down $17,000 from the comparable three months ended September 30, 2002 of $281,000. This is primarily due to reduced pricing intended to increase subscriptions to automatic monthly product shipments. The increase in sales over the nine month period of approximately $11,000 is attributable to the Company=s maintaining sufficient inventory and the purchase of it's subsidiary, Grandma Hamman's. The inventory being maintained at sufficient levels was the result of the Company's diligence in tracking monthly usage of product, length of time required in manufacturing and delegating product funding.

Costs of sales were $192,496 for the Nine Months ended on September 30, 2003, compared to $200,196 for the comparable period in 2002 and for the three months ended September 30, 2003 were $67,710, a $15,384 decrease from $83,094 for the same three months in 2002. Cost of sales decreased by approximately $8,000 for the nine months and $15,384 for the three months due to the diligence listed above.

Selling, general, and administrative expenses were $1,322,278 for the Nine Months ended on September 30, 2003 and $2,778,896 for the comparable period in 2002, a decrease of approximately $1,456,000. For the three months ended September 30, 2003 these expenses were $580,198 a drop of $691,749 compared to the three months ended September 20, 2002. The primary reason for these decreases was a drop in professional fees and implementing cost cutting measures.

Net loss was $793,590 during the Nine Months ended September 30, 2003, compared to a net loss of $1,878,958 for the comparable period in 2002. The Company's reduction in the operating loss for the Nine Months ended September 30, 2003, of approximately $1,085,368 was the result of the reduction in professional fees and implementing cost cutting measures. The decrease in net loss for the three months ended September 30, 2003 to $429,719 from a net loss for the three months ended September 20, 2002 of $885,410 can be attributed to the same factors.

Liquidity and Capital Resources

The Company had a net working capital deficit of $5,107,000 at the end of September 2003, as compared to a $5,956,000 deficit at the end of December 31, 2002. The Company's working capital deficit decreased $849,000 primarily as a result of converting debt for stock of $278,000 and proceeds from the sales of stock.

Cash flow from operations was $(576,295) for the Nine Months ended September 30, 2003, compared with cash flow used in operations of $(871,756) for the comparable period in 2002, an improvement of $295,000.

Cash flows used in investing activities for the Nine Months ended September 30, 2003 were $(329,988), compared with cash income from investing activities of $63,346 for the comparable period in 2002, a net change of $393,000.

Cash flow received in financing activities was $968,860 for the Nine Months ended September 30, 2003 as compared to $805,531 received from the comparable period in 2002, an increase of $163,000. Due to the Company's cash flow fluctuations, the Company experiences occasional cash flow shortages. To satisfy its cash requirements, including the debt service, the Company must periodically raise funds from external sources. This often involves the Company conducting exempt offerings of its equity securities.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past two years. The Company believes that it can offset inflationary increases in the cost of materials and labor through increased sales and improved operating efficiency.

Capital Expenditures

The Company made approximately $152,000 in capital expenditures over the periods covered by this report.


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

                                   PART II

ITEM 1.  LEGAL PROCEEDINGS


Hilton Hotels Corporation v. Gateway Distributors, Ltd., Sulin International
----------------------------------------------------------------------------
and Team-up, was filed on February 22, 2002, in the District Court of Clark
-----------
County, State of Nevada, Case No. A446948. The suit sought recovery of a debt owed by Sulin International that Sulin alleged was the responsibility of the Company. On November 13, 2003, in exchange for a payment by the Company in the sum of $15,000 the matter was resolved and all proceedings dismissed as to the Company.

Perrin Fordree & Company, P.C. v. Gateway Distributors, Ltd., Circuit Court of
------------------------------------------------------------
Oakland County, State of Michigan, case no. 03-051978-CK was filed on August 20, 2003 by the former independent accountants of the Company. Suit was filed alleging unpaid obligations due to the accounting firm by the Company. Objections to the jurisdiction of the court in Michigan were filed by the Company and on November 5, 2003 the suit was dismissed based upon a lack of jurisdiction over the Company in the Michigan court.

Suburban Capital Corporation v. Gateway Distributors, Ltd. and Rick Bailey.
--------------------------------------------------------------------------
A cause of action was filed on October 8, 2003 in the Circuit Court for the State of Illinois, case No. 2003 CH 001186. The claim asserts damages in the amount of $550,000 against the Company for unpaid obligations owed to the plaintiffs. The Company and Mr. Bailey have disputed the allegations and will contest that the amount is owed. The litigation is pending at this time and the parties are entering the pre-trial discovery phase of the process.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 1, 2002 the Company filed with the State of Nevada its Certificate of Determination of the Rights and Preferences of Preferred Stock of Gateway Distributors, Ltd. for its Series A Convertible Preferred Stock. The designation provides that the preferred stock shall have voting rights per share equal to 1,000 shares of common stock, requires approval of the preferred stock in any vote of shareholders and provides for conversion into common based for each share of preferred equal to common stock with a market value of $1.00.

On July 7, 2003 the board authorized the issuance of 1,350,00 shares of common stock to Norman Reynolds for professional services provided to the Company pursuant to the S-8 Registration Statement of the Company.

On July 17, 2003 the board authorized the issuance of 10,000,000 shares of restricted common stock, each, to Mr. Bailey and to Mr. Ternes, officers of the Company for services provided to the Company. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 in a private transaction by the Company which did not involve a public offering.

On August 13, 2003, the board authorized the issuance of 7,000 shares of restricted preferred stock, each to Mr. Bailey and to Mr. Ternes, officers of the Company for services provided to the Company. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 in a private transaction by the Company which did not involve a public offering.

On August 29, 2003, the board authorized the issuance of 12,000 shares of restricted preferred stock, each, to Mr. Bailey and to Mr. Ternes, officers of the Company for services provided to the Company. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 in a private transaction by the Company which did not involve a public offering.

On September 4, 2003, the board authorized the issuance of 17,000 shares of restricted preferred stock, each, to Mr. Bailey and Mr. Ternes, officers of the Company for services provided to the Company. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 in a private transaction by the Company which did not involve a public offering.

During the quarter ended September 30, 2003, the Company issued 146,670,000 shares of its common stock to employees of the Company pursuant to the ESIP of the Company.

SUBSEQUENT EVENTS

Subsequent to the end of the quarter ending September 30, 2003 the Company issued 109,692,800 shares of its common stock to employees of the Company pursuant to the ESIP of the Company.

On October 6, 2003 the board authorized the issuance of 35,000 shares of restricted preferred stock, each, to Mr. Bailey and to Mr. Ternes, officers of the Company for services provided to the Company. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 in a private transaction by the Company which did not involve a public offering.

On October 22, 2003 the board authorized the issuance of 42,000 shares of restricted preferred stock, each, to Mr. Bailey and to Mr. Ternes, officers of the Company for services provided to the Company. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 in a private transaction by the Company which did not involve a public offering.

ITEM 5.   OTHER INFORMATION

During August and September 2003, the Company issued 72,000 shares of restricted preferred stock to officers. The Board of Directors approved preferred stock rather than common stock for compensation which was assigned in the issuing resolutions a value of 1,000 shares of common stock to each share of preferred stock. This restricted stock has been issued with a restrictive legend. Consequently for accounting purposes no exact value can be determined for this restricted preferred stock issued. However a nominal amount of $7,200 has been assigned for accounting purposes as the value for this preferred stock as issued through September 30, 2003.

During July 2003, the Company entered into additional negotiations with the Seller of Grandma Hamman's, a wholly owned subsidiary of the Company. The Company acquired Grandma Hamman's on August 15, 200, 2. The Company has agreed to pay an additional $217,500 towards the purchase of Grandma Hamman's to expand the acquisition to all intangible assets of Grandma Hamman's. The original agreement containing $85,000 due to the owner was eliminated. Also as a condition of this agreement, the seller of Grandma Hamman's relinquished his claim to 1,000,000 shares of stock as referenced in the original purchase agreement. The value of the stock was compromised by the passage of time and reverse stock splits, therefore, a dollar value was assigned instead of stock issued. This additional $217,500 has been classified on the balance sheet as goodwill. Management believes the total estimated fair value of all goodwill combined exceeds the book value as reported in these financial statements.

On August 12, 2003, an asset purchase agreement was finalized and signed between the Company and it's subsidiary The Right Solution Gateway transferring the Company's assets to the subsidiary in exchange for one hundred percent of the subsidiary's stock. The agreement is retroactive to January 1, 2003 effective date.

On July 3, 2003, the Company gave to Los Cabos Freedom Movement LLC a promissory note in the face amount of $200,000, bearing interest at the rate of 8% per annum. Monthly payments in the sum of $1,672.88 are due through August 1, 2023 when final payment on the note shall be due.

On July 7, 2003, the Company entered into an Employment Agreement with Blaine Wendtland to serve as an account executive for the Company. As compensation the Company has agreed to pay to Mr. Wendtland 15% of the net profit on total sales of the Company during the term of his employment.

On July 17, 2003, the Company entered into a ten year consulting agreement with Jack M. Zufelt whereby he agreed to provide training, selling and multi-level marketing solutions through March 2004 and to sell certain goods and merchandise to the Company, in exchange for payments totaling $104,000 in weekly payments of $8,666 each.. On August 12, 2003 a consulting agreement was signed to commit Mr. Zufelt to a ten year contract to provide training for the company distributors. The financial impact is unknown; however, management believes it will be minimal at worst.

On September 9, 2003, the Company entered into an agreement with Tropical Beverages, a manufacturer to produce all of it's liquid products at a greatly reduced cost to the Company and to approve the Company as a vendor of the Nitro H20 products of Tropical. The agreement included a provision for future exchange of stock between the Companies based upon market evaluations.

On August 20, 2003 the Company received written approval from Purified Water to Go Headquarters for the Company to act as a vendor and provide Purified Water to Go products for distribution in retail stores.

On September 23, 2003 the Company extended the agreement with Mahakam Beta Forma, one of its international distributors, for exclusive marketing rights in Indonesia through 2005, provided that certain sales goals are met.

On November 1, 2003, the Company entered into an endorsement agreement with Bruce Jenner whereby the Mr. Jenner provides endorsement of the Company's products for marketing and distribution purposes. The agreement provides that the specific terms of the contract are confidential.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits

          Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b)Reports on Form 8-K.

          The Company filed no reports on Form 8-K during the period covered by this report.




                                  SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of November 2003.


                        Gateway Distributors, Ltd.


                        By:   /s/  Rick Bailey
                        -------------------------
                        Rick Bailey
                        Its:   President, Chief Executive Officer
                        and Director

INDEX TO EXHIBITS

Exhibit Page


No.          No.  Description
----------- ----- --------------------------------------------------------------
3(i)(a)      *    Amended and Restated Articles of Incorporation of the
                  Company as amended and bylaws are herein incorporated by
                  reference from the Company's Form 10-SB/A filed December 15,
                  1999.
3(i)(b)      *    Bylaws of the Company, as amended. and incorporated by
                  reference from the Company's Form 10-SB/A filed December 15,
                  1999.
4(i)         14   Certificate of Determination of the Rights and Preferences
                  of Preferred Stock of Gateway Distributors, Ltd.
Material Contracts
10(ii)       *    Employment Agreement dated July 07, 2003 By and between
                  Gateway Distributors and Blaine Wendtland, incorporated by reference from the 10-QSB filed for the quarter ended June 30,
                  2003.
10(iii)      *    Promissory Note for $17,500 dated July 03, 2003 between Ed
                  Wendtland (Lender) and Grandma Hamman's (the "Borrower"),
                  incorporated by reference from the 10-QSB filed for the
                  quarter ended June 30, 2003
10(iv)       *    Promissory note for $200,000 dated July 03, 2003 between
                  Gateway Distributors (Borrower) and Los Cabos Freedom Movement
                  (Lender), incorporated by reference from the 10-QSB filed for the quarter ended June 20, 2003.
10(v)        *    Consulting Agreement dated July 17, 2003 between The Right
                  Solutions Gateway and Jack M. Zufelt, incorporated by
                  reference form the 10-QSB filed for the quarter ended June 30,
                  2003.
10(vi)       *    Asset Purchase Agreement dated August 11, 2003 between
                  Gateway Distributors Ltd and The Right Solution, incorporated by reference from the 10-QSB filed for the quarter ended June
                  30, 2003..
10(vii)      21   Agreement dated September 9, 2003 between the company and
                  Tropical Beverages.
10(viii)     24   September 23, 2003 Agreement to extend the exclusive
                  marketing rights of Mahakam Beta Forma in Indonesia through the year 2005.

31(i)        14   Statement required by 18 U.S.C. Section 1350, as adopted
                  pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32(i)        13   Certification of Chief Executive Officer and Chief
                  Financial Officer * Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

Exhibit 32(i)
                                CERTIFICATIONS

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

Date: November 18, 2003

/s/ Rick Bailey
---------------------
CEO and CFO

Exhibit 31(i)
                          CERTIFICATION PURSUANT TO
                              18 U.S.C. ss. 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard Bailey, Chief Executive Officer and Chief Financial Officer of Gateway Distributors, Ltd., (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge: (1) the Quarterly Report on Form 10-QSB of the Registrant, to which this certification is attached as an exhibit (the ""Report""), fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/  Richard Bailey
-------------------
Richard Bailey
CEO and CFO
November 18, 2003

Exhibit 4(i)

                         CERTIFICATE OF DETERMINATION
               OF THE RIGHTS AND PREFERENCES OF PREFERRED STOCK
                        OF GATEWAY DISTRIBUTORS, LTD.


      WHEREAS, the Articles of Incorporation of GATEWAY DISTRIBUTORS, LTD., a corporation organized and existing under the laws of Nevada (the "Company"), as amended, provide that the Company has authorized One Million (1,000,000) shares of par value $0.001 preferred stock ("Preferred Stock") and, further, that the designation, powers, preferences and relative participating, option or other special rights and qualification, limitations or restrictions of the shares of such Preferred Stock may be issued from time to time in one or more series, each of such series to have such voting powers, designation, preferences, and relative participating, optional or other special rights and the qualifications, limitations or restrictions thereof, as expressed herein or in a resolution or resolutions, providing for the issuance of such series, adopted by the directors; and

      WHEREAS, THE COMPANY DOES HEREBY CERTIFY that pursuant to the authority contained in its Articles of Incorporation, and in accordance with the provisions of applicable law of Nevada, the Company's directors have duly adopted the following resolutions determining the Designations, Rights and Preferences of a special class of its authorized Preferred Stock, herein designated as Series A Convertible participating Preferred Stock.

      "RESOLVED, that pursuant to the authority vested in the directors of this Company by its Articles of Incorporation, a special class of preferred stock of the Company be and is hereby created out of the 1,000,000 shares of Preferred Stock available for issuance, such series to be designated as Series A Convertible Preferred Stock (the "Series A Preferred"), consisting of Two Hundred Thousand (200,000) shares, of which the preferences and relative rights and qualifications, limitations or restrictions thereof (in addition to those set forth in the Company's Articles of Incorporation), shall be as follows:

1.    DEFINITIONS

      Common Stock. The term "Common Stock" shall mean all shares now or hereafter authorized of any class of Common Stock of the Company and any other stock of the Company, howsoever designated, authorized after the Issue Date, which has the right (subject always to prior rights of any class or series of Preferred Stock) to participate in the distribution of the assets and earnings of the Company without limit as to per share amount.

      Issue Date. The term "Issue Date" shall mean the date that shares of Series A Preferred are first issued by the Company.

      Junior Stock. The term "Junior Stock" shall mean, for purposes of these resolutions, any class or series of stock of the Company authorized after the Issue Date not entitled to receive any dividends in any dividend period unless any dividends required to have been paid or declared and set apart for payment on the Series A Preferred shall have been so paid or declared and set apart for payment and, for purposes of these resolutions, shall mean Common Stock and any other class or series of stock of the Company authorized after the Issue Date not entitled to receive any assets upon liquidation, dissolution or winding up of the affairs of the Company until the Series A Preferred shall have received the entire amount to which such stock is entitled upon such liquidation, dissolution or winding up.

      Parity Stock. The term "Parity Stock" shall mean, for purposes of these resolutions the Common Stock and any other class or series of stock of the Company authorized after the Issue Date entitled to receive payment of dividends subject only to those preferential rights of dividends granted to the Series A Preferred and, for purposes of these resolutions, shall mean any class or series of stock of the Company authorized after the Issue Date entitled to receive assets upon liquidation, dissolution or winding up of the affairs of the Company subject to only those preferential rights and preference granted to the Series A Preferred.

      Senior Stock. The term "Senior Stock" shall mean, for purposes of these resolutions, any class or series of stock of the Company authorized before the Issue Date of the Series A Preferred except for those preferential rights as granted herein but the right to receive dividends providing all dividends granted to the Series A Preferred shall have been paid or set aside to be paid, and, for purposes of these resolutions, shall mean any class or series of stock of the Company authorized after the Issue Date ranking equal to the Series A Preferred and the right to participate in any distribution upon liquidation, dissolution or winding up of the affairs of the Company except for those preferential rights granted to the Series A Preferred herein.

2.    Rights, Powers and Preferences

      The Series A Preferred shall have the voting powers, preferences and relative, participating, optional and other special rights, qualifications, limitations and restrictions as follows:

      A. Designation and Amount. All of the present authorized Two Hundred Thousand (200,000) shares of par value $0.001 preferred stock shall be designated as shares of "Series A Convertible Preferred Stock".

      B. Rank. The Series A Preferred shall be senior to the Common Stock and any other series or class of the Company's Preferred Stock.

      C.    Liquidation Rights.

            (i) In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its shareholders, before any payment or declaration and setting apart for payment of any amount shall be made in respect of any outstanding capital stock of the Company, an amount equal to One Dollar ($1.00) per share, plus the Redemption provision (as defined below). Then all of the assets of the Company available to be distributed shall be distributed ratably to the holders of the Series A Preferred and then to the holders of other outstanding shares of capital stock of the Company. If upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the assets to be distributed to the holders of the Series A Preferred shall be insufficient to permit the payment to the holders thereof the full preferential amount as provided herein, then such available assets shall be distributed ratably to the holders of the Series A Preferred.

            (ii) None of the following events shall be treated as or deemed to be a liquidation hereunder:

                  (a) A merger, consolidation or reorganization of the Company;

                  (b) A sale or other transfer of all or substantially all of the Company's assets;

                  (c) A sale of 50% or more of the Company's capital stock then issued and outstanding;

                  (d) A purchase or redemption by the Company of stock of any class; or

                  (e) Payment of a dividend or distribution from funds legally available therefor.

      D. Voting Rights. In all matters the Series A Preferred shall have the same voting rights as the Common Stock on a one thousand-for-one basis and any proposal upon which a vote of shareholders is taken must receive a majority of the votes from both the Series A Preferred shares and the Common Stock to be approved. If the Company effects a stock split which either increases or decreases the number of shares of Common Stock outstanding and entitled to vote, the voting rights of the Series A Preferred shall not be subject to adjustment unless such stock split shall be applied to the Series A Preferred.

3.    Dividends

      The holders of the Series A Preferred shall be entitled to receive Common Stock dividends when, as, and if declared by the directors of the Company, to be paid in cash or in Market Value of the Company's common stock at the election of the Company. "Market Value", for the purposes of this Certificate of Determination shall mean the average of the bid and ask prices for the common stock of the Company for the five business days preceding the declaration of a dividend by the Board of Directors.

      Without prior written consent of the majority of the holders of Series A Preferred, so long as any shares of Series A Preferred shall be outstanding, the Company shall not declare or pay on any Junior Stock any dividend whatsoever, whether in cash, property or otherwise, nor shall the Company make any distribution on any Junior Stock, nor shall any Junior Stock be purchased or redeemed by the Company or any of its subsidiaries of which it owns not less than 51% of the outstanding voting stock, nor shall any monies be paid or made available for a sinking fund for the purchase or redemption of any Junior Stock, unless all dividends to which the holders of Series A Preferred shall have been entitled for all previous dividend periods shall have been paid or declared and a sum of money sufficient for the payment thereof and the Redemption Price is set apart.

4.    Conversion

      The Series A Preferred shall have the following conversion rights (the
        "Conversion Rights"):

      A. Holder's Optional Right to Convert. Each share of Series A Preferred shall be convertible, at the option of the holder(s), on the Conversion Basis in effect at the time of conversion. Such right to convert shall commence as of the Issue Date and shall continue thereafter for a period of ten years, such period ending on the tenth anniversary of the Issue Date. In the event that the holder(s) of the Series A Preferred elect to convert such shares into Common Stock, the holder(s) shall have sixty (60) days from the date of such notice in which to tender their shares of Series A Preferred to the Company.

      B. Conversion Basis. Each share of Series A Preferred shall be convertible into that number of shares of the Company's Common Stock, equal in Market Value to One Dollar ($1.00).

      C. Mechanics of Conversion. Before any holder of Series A Preferred shall be entitled to convert the same into shares of Common Stock, such holder shall (i) give written notice to the Company, at the office of the Company or of its transfer agent for the Common Stock or the Preferred Stock, that he elects to convert the same and shall state therein the number of shares of Series A Preferred being converted; and (ii) surrender the certificate or certificates therefor, duly endorsed. Thereupon the Company shall promptly issue and deliver to such holder of Series A Preferred a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled. The conversion shall be deemed to have been made and the resulting shares of Common Stock shall be deemed to have been issued immediately prior to the close of business on the date of such notice and surrender of the shares of Series A Preferred.

      D.    Adjustments to the Conversion Basis.

            (i) Stock Splits and Combinations. At any time after the Company first issues the Series A Preferred and while any of the shares of Series A Preferred remain outstanding, if the Company shall effect a subdivision or combination of the Common Stock subject to the Protective Provisions (as defined below), the Conversion Basis then in effect immediately before that subdivision or combination shall be proportionately adjusted. Any adjustment shall become effective at the close of business on the date the subdivision or combination becomes effective.

            (ii) Reclassification, Exchange or Substitution. At any time after the Company first issues the Series A Preferred and while any of the shares of Series A Preferred remain outstanding, if the Common Stock issuable upon the conversion of the Series A Preferred shall be changed into the same or a different number of shares of any class or classes of stock, whether by capital reorganization, reclassification, or otherwise (other than a subdivision or combination of shares or stock dividend provided for above, or a reorganization, merger, consolidation, or sale of assets), then and in each such event the holder of each share of Series A Preferred shall have the right thereafter to convert such shares into the kind and amount of shares of stock and other securities and property receivable upon such reorganization, reclassification, or other change, by holders of the number of shares of Common Stock into which such shares of Series A Preferred might have been converted immediately prior to such reorganization, reclassification, or change, all subject to further adjustments as provided herein.

            (iii) Reorganization, Mergers, Consolidations or Sales of Assets. At
                  any time after the Company first issues the Series A Preferred and while any of such shares remain outstanding, if there shall be a capital reorganization of the Common Stock (other than a subdivision, combination, reclassification, or exchange of shares), or a merger or consolidation of the Company with or into another Company, or the sale of all or substantially all of the Company's assets to any other person, then as a part of such reorganization, merger, consolidation, or sale, provision shall be made so that the holders of the Series A Preferred thereafter shall be entitled to receive upon conversion of the Series A Preferred, the number of shares of stock or other securities or property of the Company, or of the successor Company resulting from such merger or consolidation or sale, to which a holder of Series A Preferred deliverable upon conversion would have been entitled on such capital reorganization, merger, consolidation, or sale.

      E. Notices of Record Date. In the event of any reclassification or recapitalization of the capital stock of the Company, any merger or consolidation of the Company, or any transfer of all or substantially all of the assets of the Company to any other Company, entity, or person, or any voluntary or involuntary dissolution, liquidating, or winding up of the Company, the Company shall mail to each holder of Series A Preferred at least 30 days prior to the record date specified therein, a notice specifying the date on which any such reorganization, reclassification, transfer, consolidation, merger, dissolution, liquidation, or winding up is expected to become effective, and the time, if any is to be fixed, as to when the holders of record of Common Stock (or other securities) shall be entitled to exchange their shares of Common Stock (or other securities) for securities or other property deliverable upon such reorganization, reclassification, transfer, consolidation, merger, dissolution, liquidation, or winding up.

      F. Fractional Shares. No fractional shares of Common Stock shall be issued upon conversion of the Series A Preferred. In lieu of any fractional shares to which the holder would otherwise be entitled, the Company shall pay cash equal to the product of such fraction multiplied by the fair market value of one share of the Company's Common Stock on the date of conversion, as determined in good faith by the Company's directors.

      G. Reservation of Stock Issuable Upon Conversion. At such time as the Company increases its authorized capital resulting in a sufficient number of shares of Common Stock becoming available for the conversion of the Series A Preferred, the Company shall reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the shares of the Series A Preferred, a number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of the Series A Preferred.

5.    Protective Provisions

      Notwithstanding anything contained herein to the contrary, including but not limited to paragraph 4.D above, so long as any of the Series A Preferred shall be outstanding, the Company shall not without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least two-thirds of the total number of shares of Series A Preferred outstanding:

      A. Alter or change the rights, preferences or privileges of the Series A Preferred by way of reverse stock split, reclassification, merger consolidation or otherwise, so as to adversely affect in any manner the voting rights including number of votes presently allowed or the conversion basis by which the shares of Series A Preferred are presently converted into shares of Common Stock.

      B.    Increase the authorized number of Series A Preferred.

      C. Create any new class of shares having preferences over or being on a parity with the Series A Preferred as to dividends or assets, unless the purpose of creation of such class is, and the proceeds to be derived from the sale and issuance thereof are to be used for, the retirement of all Series A Preferred then outstanding.

      D.    Repurchase any of the Company's Common Stock.

      E. Merge or consolidate with any other Company, except into or with a wholly-owned subsidiary of the Company with the requisite shareholder approval.

      F. Sell, convey or otherwise dispose of, or create or incur any mortgage, lien, charge or encumbrance on or security interest in or pledge of, or sell and leaseback, all or substantially all of the property or business of the Company.

      G. Incur, assume or guarantee any indebtedness (other than such as may be represented by the obligation to pay rent under leases) maturing more than 18 months after the date on which it is incurred, assumed or guaranteed by the Company, except purchase money obligations, obligations assumed as part of the price of property purchased, or the extension, renewal or refunding of any thereof.

6.    Redemption

      Subject to the applicable provisions of Nevada law, the Company, at the option of its directors, and with th econsent of a majority of the shareholders of Class A Preferred Stock, may at any time or from time to time redeem the whole or any part of the outstanding Series A Preferred. Upon redemption the Company shall pay for each share redeemed the amount of One Dollar ($1.00) per share, payable in cash, plus a premium to compensate the original purchaser(s) for the investment risk and cost of capital equal to the greater of (a) Three Dollars ($3.00) per share, or
      (b) an amount per share equal to fifty percent (50%) of the market capitalization of the Company on the date of notice of such redemption divided by 200,000 (the "Redemption Premium"), the redemption amount and the Redemption Premium hereinafter being referred to as the "Redemption Price." Such redemption shall be on an all-or-nothing basis.

            At least thirty (30) days previous notice by mail, postage prepaid, shall be given to the holders of record of the Series A Preferred to be redeemed, such notice to be addressed to each such shareholder at the address of such holder appearing on the books of the Company or given by such holder to the Company for the purpose of notice, or if no such address appears or is given, at the place where the principal office of the Company is located. Such notice shall state the date fixed for redemption and the redemption price, and shall call upon the holder to surrender to the Company on said date at the place designated in the notice such holder's certificate or certificates representing the shares to be redeemed. On or after the date fixed for redemption and stated in such notice, each holder of Series A Preferred called for redemption shall surrender the certificate evidencing such shares to the Company at the place designated in such notice and shall thereupon be entitled to receive payment of the redemption price. If less than all the shares represented by any such surrendered certificate are redeemed, a new certificate shall be issued representing the unredeemed shares. If such notice of redemption shall have been duly given, and if on the date fixed for redemption funds necessary for the redemption shall be available therefore, notwithstanding that the certificates evidencing any Series A Preferred called for redemption shall not have been surrendered, the dividends with respect to the shares so called for redemption shall forthwith after such date cease and determine, except only the right of the holders to receive the redemption price without interest upon surrender of their certificates therefore.

            If, on or prior to any date fixed for redemption of Series A Preferred, the Company deposits, with any bank or trust company as a trust fund, the number of shares of Common Stock of a sum sufficient to redeem, on the date fixed for redemption thereof, the shares called for redemption, with irrevocable instructions and authority to the bank or trust company to give the notice of redemption thereof (or to complete the giving of such notice if theretofore commenced) and to pay, or deliver, on or after the date fixed for redemption or prior thereto, the redemption price of the shares to their respective holders upon the surrender of their share certificates, then from and after the date of the deposit (although prior to the date fixed for redemption), the shares so called shall be redeemed and any dividends on those shares shall cease to accrue after the date fixed for redemption. The deposit shall constitute full payment of the shares to their holders and from and after the date of the deposit the shares shall no longer be outstanding and the holders thereof shall cease to be shareholders with respect to such shares, and shall have no rights with respect thereto except the right to receive from the bank or trust company payment of the redemption price of the shares without interest, upon the surrender of their certificates therefore. Any interest accrued on any funds so deposited shall be the property of, and paid to, the Company. If the holders of Series A Preferred so called for redemption shall not, at the end of six years from the date fixed for redemption thereof, have claimed any funds so deposited, such bank or trust company shall thereupon pay over to the Company such unclaimed funds, and such bank or trust company shall thereafter be relieved of all responsibility in respect thereof to such holders and such holders shall look only to the Company for payment of the redemption price.

7.    Reissuance

      No share or shares of Series A Preferred acquired by the Company by reason of conversion or otherwise shall be reissued as Series A Preferred, and all such shares thereafter shall be returned to the status of undesignated and unissued shares of Preferred Stock of the Company.

8.    Headings or Subdivisions

      The heading of the various subdivisions hereof are for convenience of reference only and shall not affect the interpretation of any of the provisions hereto.

9.    Severability of Provisions

      If any right, preference or limitation of the Series A Preferred set forth in this resolution (as such resolution may be amended from time to time) is invalid, unlawful or incapable of being enforced by reason of any rule of law or public policy, all other rights, preferences and limitations set forth in this resolution (as so amended) which can be given effect without the invalid, unlawful or unenforceable right, preference or limitation shall, nevertheless, remain in full force and effect, and no right, preference or limitation herein set forth shall be deemed dependent upon any other such right, preference or limitation unless so expressed herein.

10.   Status of Reacquired Stock

      Shares of Series A Preferred which have been issued and reacquired in any manner shall, upon compliance with any applicable provisions of Nevada law, have the status of authorized and unissued shares of Preferred Stock and may be redesignated and reissued in any series or class."

IN WITNESS WHEREOF, the undersigned Directors of Gateway Distributors, Ltd., a Nevada corporation, did hereby execute this Certificate effective the 01 day of October, 2002.

Richard Bailey, Director   /s/ Richard Bailey
                           ------------------

Florian Ternes, Director   /s/ Florian Ternes
                           ------------------

Exhibit 10(vii)


                                   AGREEMENT

THIS AGREEMENT (the "Agreement") is made this 09th day of September 2003, by and between Gateway Distributors LTD, a Nevada corporation ("Company") and, Tropical Beverage ("Manufacturer")

WHEREAS, Company and Manufacturer have heretofore agreed to a letter of intent to proceed with closure to be finalized within the next two weeks.

WHEREAS, it is the intent of Company and Manufacturer (the "Parties") to enter into a agreement which will supercede and replace any and all existing contracts, notes and agreement, whether written or oral, which have heretofore existed between the Parties, their agents and assigns; and

WHEREAS, it is the intent that this agreement, and any subsequent amendments or addendums thereto, shall govern all subsequent dealings between the Parties; and

WHEREAS, the Company desires to enter into a business relationship with the Manufacturer on the terms and conditions set forth below.

NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, including, but not limited to, the cancellation of all previous contracts, notes and agreements between and among the Parties, the receipt and sufficiency of which is hereby acknowledged, the Company and Manufacturer agree as follows:

1. The Company hereby agrees to purchase all liquid products exclusively from the Client.
2. Client will guarantee prices that are competitive
3. Company will be approved as an approved vendor for the Clients Nitro H2O product.
4. Stock will be exchanged between the Company and Client based on market evaluation.

Indemnification

Subject to the provisions herein, the Company and Manufacturer agree to indemnify, defend and hold each other harmless from and against all demands, claims, actions, losses, damages, liabilities, costs and expenses, including without limitation, interest, penalties and attorneys' fees and expenses asserted against or imposed or incurred by either party by reason of or resulting from any action or a breach of any representation, warranty, covenant, condition, or agreement of the other party to this Agreement.

Manufacturer's extent of indemnification to Company shall also include, but not be limited to (a) all expenses (including attorney's fees), judgments, fines, and other sums paid and necessarily incurred with respect to any proceeding (civil, criminal, administrative, or investigative) in which Company is made a party which may be based upon claims that (i) Company publicly disseminated any information about the Company, which information was provided to Company by the Company; or (ii) is based upon the dissemination of information by the Company without the approval of Company; or (iii) is based upon the failure of the Company to disseminate information; or (iv) results from the failure of the Company, its officers, employees or agents other than Company misstating a material fact or omitting to state a material fact in information disseminated to the public; and (b) all reasonable costs of settlement in any such proceeding.

Company's and Company's right to indemnification is not exclusive of any other rights to which either may be entitled, and all rights to indemnification created by this agreement or at law shall have mutual application.

It is expressly understood that Company has no responsibility for any statement which may be made or disseminated to any third person or to the public by the Company or any officer, agent, employee, or entity of the Company other than Company, unless Company has, specifically approved such statement in writing prior to its dissemination.

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

   J. Assignment. This Agreement is not assignable without the written consent of the parties.
   K. Parties in Interest. Provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties, their heirs, executors, administrators, other permitted successors and assigns, if any. Nothing contained in this Agreement, whether express or implied, is intended to confer any rights or remedies under or by reason of this Agreement on any persons other than the parties to it and their respective successors and assigns, not is anything in this Agreement intended to relieve or discharge the obligation or liability of any third persons to any party to this Agreement, not shall any provision give any third persons any right of subrogation over, or action against, any party to this Agreement.
   L. Entire Agreement. This Agreement constitutes the entire agreement and understanding of the parties on the subject matter hereof and supercedes all prior agreements and understandings on the subject thereof.
   M. Construction. The parties hereto agree to cooperate with one another in respect of this Agreement, including reviewing and executing any document necessary for the performance of this Agreement, to comply with law or as reasonably requested by any party hereto, or legal counsel to any party hereto.
   N. Cooperation. The parties hereto agree to cooperate with one another in respect of this Agreement, including reviewing and executing any document necessary for the performance of this Agreement, to comply with law or as reasonably requested by any party hereto, or legal counsel to any party hereto.
   O. Independent Legal Counsel. Company will retain legal counsel and be responsible for handling any legal issues related to the Company's filings, audits, public relations issues, or legal actions by anyone regarding services or advice given by Company to the Company. This provision will apply to all agreements between Company and the Company, past, present or future and applies to all subsidiaries of the Company. The parties hereto agree that (i) each has retained independent legal counsel in connection with the preparation of this Agreement, (ii) each has been advised of the importance of retaining legal counsel, and (iii) by the execution of this Agreement, each party who has not retained independent legal counsel acknowledges having waived such right.
   P. Choice of Law/Venue. The law of the State of Nevada shall apply to this Agreement without reference to conflict of law principles, and the sole venue for any dispute or suit between the parties shall be a court of competent jurisdiction in the location of the COMPANY in Nevada.


IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.

Gateway Distributors LTD                  Tropical Beverage

      /s/ Rick Bailey                         /s/ Mark Millsap
      ---------------                         ----------------
By:   Rick Bailey                       By:   Mark Millsap

Title:President / CEO                   Title:President

Date: _________________                 Date: _________________

Exhibit 10 (viii)


[GRAPHIC OMITTED]                    THE
                                RIGHT SOLUTION
                             on the cutting edge


                       MASTER DISTRIBUTORSHIP INDONESIA



September 23, 2003


The Right Solution (hereafter referred to as "TRS") wishes to assure itself of the continued service of Mahakam Beta Forma (hereafter referred to as "Master Distributor") and/or assignee. PARTIES agreed as follows:


TRS TERMS

1. NO COMPETE - Master Distributor agrees that all products introduced through Mahakam Beta Forma are sole ownership of TRS. Any purchase of these products and / or similar products from another company will void this agreement.

2. Purchase Price - Pricing to Master Distributorship will be determined based on monthly volumes of sales and will be agreed to by both parties once this agreement is finalized. The sale price for the end user will be at the discretion of the Master Distributor as long as it does not exceed the TRS market pricing internationally.

3. Private Labeling -TRS will be maintained on all labels and any changes require written approval by the President of TRS.

4. Distribution Rights - Master Distributor will maintain the right to have all sales come through their operations for Indonesia. All sales will continue to go through Master Distributor operations as long as volume is maintained at the following levels:

         a. Minimum of $2,000 per month after first 90 days
         b. Minimum of $5,000 per month after a one year period
         c. Minimum of $20,000 plus per month after two years
         d. Minimum of $100,000 per month after five years




             Gateway Distributors, Ltd. d.b.a. The Right Solution
                       3035 East Patrick Lane, Suite 14
                            Las Vegas, Nevada 89120
                   Telephone: 702-398-9316 Fax: 702-940-1029

5. Compensation Plan - Master Distributor will be placed at the top of the marketing plan for Indonesia and all commissions paid under the current plan will be in effect. In addition, the markup of the cost verses the sales price agreed to will be given to the Master Distributor.


Termination of Agreement- (a) A "Termination of Agreement" shall be defined as any one of the following:

1. Willful misconduct or gross neglect of duty by Master Distributor.

2. Master Distributor will agree to a non-compete clause as it relates to our products, and material related to TRS. If the Master Distributor takes any of our sales and or business to another provider this agreement will be null and void.

3. Any public statements made concerning TRS or its affiliates, officers, directors, or employees shall be submitted for approval in writing to the President's office. This Agreement is confidential and cannot be shared with any other person without the written consent of the President.

4. If Master Distributor fails to comply with the above obligations, TRS may cease making all commission payments and extending benefits and may recover by appropriate action instituted in any court of competent jurisdiction any severance payments theretofore paid.

5. Notices - Written notices required or furnished under this Agreement shall be sent to the following addresses:

            To TRS:            The Right Solution
                       3035 East Patrick Lane, Suite 14
                             Las Vegas, Nevada 89120

To: Andy A. Luyanto                             Mahakam Beta Forma



Notices shall be effective on the first business day following receipt thereof. Notices sent by mail shall be deemed received on the date of delivery shown on the return receipt.

6. Amendments - This Agreement may not be amended or changed, orally or in writing except by the written agreement of the PARTIES.

7. Governing Law - This Agreement, and any dispute arising under or relating to any provision of this Agreement shall be governed by and construed in accordance with the laws of the State that TRS is registered. All disputes will be settled through arbitration, which will final and binding to all parties. An arbitrator will be selected that both parties agree to. Said arbitration shall be instituted within sixty (60) days of the date that the dispute arises or the dispute will be invalid.

8. Confidentiality - All information provided by either Party to the other hereunder, including the terms and conditions of this Agreement, shall be treated by the


             Gateway Distributors, Ltd. d.b.a. The Right Solution
                       3035 East Patrick Lane, Suite 14
                            Las Vegas, Nevada 89120
                   Telephone: 702-398-9316 Fax: 702-940-1029

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




The PARTIES hereto have executed this Agreement as of the date September 23, 2003. This agreement will be self renewing unless either party sends cancellation notice in writing.



      The Right Solution

By:      /s/ Richard A. Bailey       Date  ____________
         ---------------------
          Richard A. Bailey
          President / CEO



   Master Distributor Mahakam Beta Forma

By:      /s/ Andy A. Luyanto         Date  ____________
         -------------------
         Andy A. Luyanto
         General Manager




             Gateway Distributors, Ltd. d.b.a. The Right Solution
                       3035 East Patrick Lane, Suite 14
                            Las Vegas, Nevada 89120
                   Telephone: 702-398-9316 Fax: 702-940-1029