Form 10KSB
period 2003-12-31
GATEWAY DISTRIBUTORS LTD
filed 2004-04-14
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ____________________________________________________

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                          COMMISSION FILE NO. 000-27879

                          GATEWAY DISTRIBUTORS, LTD..
               (Exact name of issuer as specified in its charter)


             NEVADA                                    88-0301278
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

3035 EAST PATRICK LANE, SUITE 14, LAS VEGAS, NEVADA                   89120
     (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code:  (702) 938-9316

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR
                                                               VALUE $0.0001 PER
                                                                     SHARE
                                                               (Title of class)


                               (Previous Address)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State  issuer's  revenues  for  its most recent fiscal year: $ ___________.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 15, 2004: $___________

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 29, 2004: ________.

     Documents incorporated by reference:  None.

                                     PART I

ITEM 1.     BUSINESS.

     Business  Development.

     As used herein the term ("Gateway") refers to Gateway Distributors, Ltd., a Nevada corporation, its subsidiaries and predecessors, unless the context indicates otherwise. We were originally incorporated in the State of Nevada on May 26, 1993. In March 1995, we purchased all of the assets of The Right Solution, Inc., a California corporation, which had filed for protection from its creditors under Chapter 7 of the United States Bankruptcy Code. The acquisition of those assets was effected as part of our long term strategic plans.

     On July 1, 2000, we acquired the assets and operations of Dynamic Products, Inc. ("Dynamic Products") in exchange for 1 (post reverse split) share of our Common Stock. Dynamic Products was a multi-level marketing company focusing on cleaning products. The transaction was accounted for under the purchase method of accounting, therefore, the assets were recorded based on their fair values at the date of acquisition. We recorded $128,600 of cost in excess of net assets acquired, which is being amortized over 20 years.

     On October 12, 2000, we entered into an Acquisition Agreement ("Agreement") with TRSG Corporation (TRSG) fka Professional Wrestling Alliance Corporation, a Delaware Corporation wherein the Company agreed to sell the bulk of its assets and its operating business, in exchange for shares of PWA stock equaling approximately 85% of the issued and outstanding shares of PWA.

     On January 10, 2001 we closed on the acquisition pursuant to the Agreement dated October 12, 2000. Pursuant to the Agreement, we acquired from TRSG 13,448,660 shares of TRSG's Common Stock. As a result of this transaction, we acquired approximately 78% of the outstanding shares of TRSG.

     TRSG acquired all of our business and existing networking distribution operations. Nearly all of our operations were conducted through TRSG its majority owned subsidiary under the DBA "The Right Solution" which was formerly operated by the Company.

     We sold our controlling shareholder interest of TRSG on December 31, 2002. We recognized the sale as a gain of the disposition of a subsidiary. We recorded the purchase at the carrying value on the books of TRSG.

     On December 31, 2002, we purchased substantially all the assets and selected liabilities of TRSG , in a related party transaction, without a shareholder vote or notice of given to our shareholders or the shareholders of TRSG, and without the approval of TRSG's creditors. We have recognized the carrying value on the books of TRSG as its carrying value of the assets it received in this asset purchase from TRSG. The transaction involved us assuming more liabilities than the assets acquired. Management is of the opinion that this asset purchase received no goodwill benefit to us. Therefore, we have expensed as a loss on the asset acquisition of TRSG with no implied fair value assigned to goodwill. We may be liable to certain creditors and shareholders as a result of effecting this transaction without the prior consent of certain creditors and without giving notice to certain minority shareholders.

     As a result of acquiring substantially all the assets of TRSG at December 31, 2002, our operations remain essentially the same as in 2001 except we now directly sell nutritional, health, and dietary supplements and products throughout North America and Japan through our new subsidiary, The Right Solution Gateway, directly, rather than through our former subsidiary TRSG.

     We formed a wholly owned subsidiary, The Right Solution Gateway, on January 7, 2003 to house the assets of TRSG Corporation and to run the retail operations of the Company.

     On August 15, 2002, we acquired all assets in Los Cabos Freedom Movement, a Wisconsin LLC, dba Grandma Hammans Specialty Foods ("Grandma Hammans") for $217,50. We formed a wholly owned subsidiary, Grandma Hamman's Specialty Foods ("Grandma Hammans") on July 3, 2003 to run the wholesale operations of the Company.

     Our principal executive office is located at 3035 East Patrick Lane, Suite 14, Las Vegas, Nevada 89120 and our telephone number is (702) 938-9316.

     Business of the Issuer.

     We are a network marketing company that sells whole food nutrition, and health and dietary supplements throughout North America and Japan. We believe that through special blends, whole foods, such as grains and vegetables, can be combined to help produce optimum health.

     Our products are marketed through a network marketing system within the United States and wholesale personal import sales outside the United States. Network marketing enables our independent distributors in the United States to earn profits by selling Company products to retail consumers. Distributors may also develop their own distributor downline organizations by sponsoring others to do business in any market where we operate, entitling the sponsors to receive overrides or commissions (cash incentives, including royalties and bonuses) on product sales within their downline organizations.

     Management believes that its network marketing system is ideally suited to its products, which emphasize a healthy lifestyle, because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, most of whom use our products themselves. Our network marketing system appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement family income, start a home-based business, or pursue employment opportunities other than conventional, full-time employment.

     Growth Strategy

     Our plans to continue capitalizing on our strong operating platform and intends to pursue a growth strategy comprised of the following four principal elements:

     Expansion of Product Offerings and Development of New Product Lines. We are committed to expanding our product line by developing and offering new products and introducing existing products into markets where they are not currently offered. The timely introduction of new, high quality products creates sales opportunities for distributors, and also serves to generate enthusiasm among distributors and provide them with additional promotional opportunities to sell other Company products. During the past year we discontinued slow selling duplicated products and have made the decision to concentrate on our top selling products that focus on three things: 1) cleansing the body from toxins; 2) feeding the body on a cellular level; and living ones dreams. With more than 70% of the food that is consumed in the world being genetically altered, management believes that the market for its whole food products will continue to grow.

     Mergers and Acquisitions. Our business plan includes growth through mergers and acquisitions. In June of 2003 we moved Grandma Hammans operations to Las Vegas, Nevada. This gives us the opportunity to bring some of our manufacturing needs in house and should reduce product costs.

     With the asset purchase of TRSG and Grandma Hammans, we expanded the distributor base, increasing monthly sales volumes, and gave us a broad base of new products and existing inventory. Throughout each of these transitions, the majority of distributors and customers were retained.

     We intend to continue to look for opportunities to merge or purchase smaller companies that have active distributors and sales volumes, or purchase new products to diversify our sales market. We have two strategies for growth:
1) the continuation of the existing strategy to target companies that are in trouble financially, lacking product inventories, but which have active distributors and sales. Potential companies must be compatible to our marketing system and must merge into our compensation plan; 2) Purchase the rights to existing products that have either a recognized brand name or have been successfully marketed in the past with continued need in the marketplace, requiring only market exposure to generate new sales.

     Expansion Into New Markets. Our business plan for 2004 is to focus on growth in the USA and place less emphasis on international expansion (with the exception of existing clients being given the opportunity to distribute all products including new acquisitions) until such time we are profitable on a consistent basis, and have the funding available for international operations. We believe there are numerous additional markets in which our network marketing system and products may prove successful. We evaluate new markets based, in part, on our ability to create a distributor base in the potential markets. In determining when and where to open new markets, we will continue to seek to minimize the impact on distributor focus in existing markets and to ensure that adequate distributor support services and other Company systems are in place to support the growth. Although we intend to expand into new markets, there can be no assurance that we can open markets on a timely basis or that such new markets will prove to be profitable. Significant regulatory and legal barriers must be overcome before marketing can begin in any new market. In addition, expansion of our operations into new markets requires substantial working capital and capital expenditures associated with both the regulatory compliance and operations phases of the process. The lead-time and costs associated with opening anticipated new markets may significantly exceed those of entering new markets in the past due to greater regulatory barriers, the necessity of adapting to entirely new regulatory systems, and problems related to entering new markets with different cultural bases and political systems from those encountered in the past. We are informed that the lead-time necessary to open a new market is generally up to one year, but may be more.

     Enhancement of Sales and Motivational Training. We will continue to seek increased sales opportunities through our network marketing system by utilizing extensive training and motivational programs. We will also hold regional meetings throughout the United States. We have hired Jack Zufelt to run the training of the company. Our new starting kits have training material along with product which will allow the new distributor to get started quicker. In addition, Jack Zufelt will conduct conferences, seminars, and one-on-one training as required by the Company.

     We have acquired Jeunesse by Francois which is a seventy-five year old skin care formula from Romania. In January 2004, an informercial was produced to introduce the new product. Product is projected to be complete and in the warehouse by the end of May 2004 at which time it will be offered in the network marketing and retail business of the company. This allows us to expand our customer base and increase our sales.

     We extended our agreement with PT. Mahakam Beta Farma in Indonesia. They are purchasing our Body Gard product and have it in their pharmacies throughout the country.

     Products  and  Services

     We market and distribute different nutritional and/or health products. The products, which The Right Solution Gateway sells, are intended to provide nutritional supplementation to the users; the products are not intended to diagnose, treat, cure or prevent any disease.

     TOP SELLING PRODUCTS ARE:

     Body Gard with Lactoferrin - a unique formulation of Colostrum, Echinacea and Lactoferrin. Lactoferrin is a naturally occurring protein derived from colostrum. Lactoferrin is involved in iron metabolism, an important mechanism used by animals and plants to moderate growth and control infections. Lactoferrin has been shown to be effective at supporting lymphocytes, the white blood cells directly involved in the destruction of bacteria, viruses and other infectious agents. Body Gard is also fortified with pure colostrum, containing a broad spectrum of immune factors presumed to provide natural protection against illness. The herb Echinacea, one of the most exciting therapeutic herbs available, is believed to boost the immune system. This combination of ingredients may build a stronger defense against infection by signaling more sophisticated components of the immune system to become active. (30 tablets)

     Detox Tea -

     Femme - Transitions happen at the blink of an eye. With specially formulated herbal products such as Femme, natural transitions are now made easier. Approximately 50% of all women are affected by symptoms of PMS or other menstrual problems. Fertility and menopausal complaints are also common in today's society. Femme addresses many of the discomforts associated with stress and hormonal imbalance with its all-natural combination of high-quality, concentrated herbs. Femme is a concentrated hormonal balancer that combines three of the most widely used herbs in the world for relief from menstrual, menopausal and fertility complaints. This powerful, soothing tonic helps to balance hormonal and cyclical patterns without the harsh side affects of prescription drugs. (2 oz. Bottle)

     Fulvic Factor - Fulvic Factor is made from the raw material shilajit harvested from vertical cliff sides high in the Himalayan mountain range. The Himalayan mountains were formed from the collision of the sub Asian and Indian continents about 30-50 million years ago. During the collision, dense vegetation, literally entire rain forests, were trapped under millions of tons of pressure, which slowly changed this lush vegetation into a rich bioactive material, which is perhaps, the rarest nutrient rich substance found on earth. Ancient in origin and pure beyond measure, shilajit has never been exposed to harmful fertilizer, pesticide, herbicide or pollution. For centuries it has been known as the "Destroyer of Weakness", Builder of Strength - a natural rejuvenator.

     Lifetonic - is a delightful tasting herbal tonic formulated with 30 all-natural, unpasteurized herbs used by natural healers for centuries to help energize, balance and rebuild the entire body and nervous system. Low in sodium and rich in active enzymes, potassium and many other vitamins and minerals, Lifetonic is the ideal nutritional aide to any weight loss program. All it takes is a one-ounce serving (1-tablespoon) per day. (16 oz)

     LifeZymePlus -

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

     Master Formula Cleansing Bar - Also helpful for reducing detoxification symptoms to the skin, Master Formula Cleansing Bar features a soothing and stimulating blend of ingredients that promote healing. It includes Master Formula in vegetable glycerin soap enhanced with safflower, amaranth and peppermint oils. (4.75 oz bar)

     Natural Immunity - Strengthen your immune system naturally with the most potent source of Echinacea available. Echinacea is one of the world's most highly respected herbs, recognized for its ability to protect against infection by neutralizing hyaluronidase, the tissue-dissolving enzyme produced by many germs. Natural Immunity is highly concentrated, using only wildcrafted, organically grown herbs to stimulate and strengthen your immune system, support tissues from assault by invading microorganisms, increase T-Cell production and fight infection. Turn to Natural Immunity as an immune booster when you are sick or for maintenance to protect against future illnesses. You may never catch another cold! (2 oz. Bottle)

     New Life Corrective "A" - This stimulating formula provides quick relief from constipation, while cleansing and healing the entire gastrointestinal system. Formula A strengthens the colon and stimulates peristalsis, the muscular movement that moves fecal matter through the intestines. Includes a unique blend of Curacao and Cape Aloe - two forms of aloe regarded for their ability to strengthen and normalize peristalsis while supporting healthy bowel elimination. New Life Corrective "A" also contains the healing herbs Senna and Cascara Sagrada, both rich in anthroquinones and proven to help normalize bowel function. (90 capsules)

     New Life Detoxifier "B"
     New Life Formula B - aids in the removal of old waste and fecal matter caused by diverticulosis. Formula B contains flaxseeds, (rich in Omega-3 and Omega-6 fattyacids), Bentonite clay, (removes up to 40 times its weight in fecal matter), and fruit pectin (removes dangerous materials such as mercury, cadmium, lead and other heavy metals.) Formula B also provides activated Charcoal (absorbs fats, toxins and other harmful agents in the bowel), and herbs that gently lubricate and promote normal bowel function. (1/2 lb. canister)

     New Life Maintenance "C" - used on a daily basis, helps to naturally restore and maintain regularity. Formula C is rich in fibers and gums designed to assure soft, easy bowel movements for healthy elimination, It also provides maintenance doses of Paratol, a proprietary mineral complex that helps control parasite and Candida infestations. (1 lb. Canister)

     Penta Concentrate - In China, Penta Tea, known as Jaogulan or JGL, has been consumed as a vegetable and a tea for many centuries. No other single herb has been researched so thoroughly in China as Penta. According to recent studies, Penta lowers cholesterol levels and may also have beneficial effects on vascular walls. Penta lowers blood pressure, protects the heart muscle from ischemia, strengthens the immunological functions of the body, and reduces blood clotting. This `food enhanced' herb is safe for long-term, continuous use.

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

Services

     Product Return Policy for Retail Customers. Services Product Return Policy for Retail Customers. We have a 100% money-back guarantee on all of our products for retail customers. It is the responsibility of each Team Member to refund the purchase price to any unsatisfied customer. The customer's request must be made within 30 days of the date of the product purchase to be valid. If the product was used, the empty or partially filled container must be returned to Gateway. Upon receipt of the container and a copy of the customer's retail sales receipt with their name, address and telephone number, we will promptly send a replacement to the Team Member. We do not make cash refunds. Our product return policy for retail customers has been approved by the Direct Selling Association (the "DSA"), a national industry trade organization of network marketing companies whose objective is to provide aid, support and guidance to the network marketing industry.

     Product Return Policy for Team Members. A Team Member who is dissatisfied with a product may request a refund or credit within 30 days of the date of the product's purchase. Full, partially full, and empty bottles are eligible for refund. However, only one partially filled or empty container per individual product will be honored. Unused products purchased during this same period are eligible for refund if they are in the original packaging, factory sealed, and in resalable condition. Shipping expenses are not eligible for refund. Our product return policy for Team Members has been approved by the DSA.

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

MARKETS  AND  MARKETING

     Our products are distributed primarily through a network marketing system, consisting of an extensive network of distributors. Distributors are generally independent contractors who purchase products directly from us for personal use or for resale to consumers within the United States. Distributors may elect to work on a full-time or part-time basis. We believe that our network marketing system appeals to a broad cross-section of people worldwide, particularly those seeking to supplement family income, start a home-based business or pursue employment opportunities other than conventional, full-time employment and that a majority of our distributors work on a part-time basis. We believe that our network marketing system is ideally suited to marketing our products because ongoing personal contact between consumers and distributors strengthens sales of such products.

     Within the United States, distributors may earn profits by purchasing our products at wholesale prices (which are discounted 40% from suggested retail prices) and selling our products to customers at suggested retail prices. All distributors, both inside and outside the United States, who sponsor new distributors and establish their own downline organizations may earn commissions on product sales on their entire downline. There is no limit on the number of downline levels from which a distributor can generate commissions.

     To become a distributor, a person must be sponsored by an existing distributor, pay an annual fee (which is currently $15.00), and be placed into a Tracking Center, which is a point from which we "track" the sales volume of the distributor and the sales volume of a distributor's downline organization. Each distributor has three legs in their organization and commissions are based on volume requirements for these three legs. The strongest performing leg is the first leg, the second strongest is the second leg and all other legs make up the third leg. In order to receive any commissions or bonuses a distributor must make an initial purchase of $100 in personal purchase volume. To maintain qualification for any commissions or bonuses, a distributor must purchase a minimum of $100 to $150 depending on total volume of our products every month. All distributors are allowed to participate in our growth by sponsoring new distributors.

     We compute the wholesale volumes purchased at the close of each business day during the month. Commissions are paid monthly based on the qualifying level. Additional bonus money can be earned through the Right Start Program. A distributor may sign up for an "Autoship Program" which helps protect distributors from losing qualification by automatically shipping them a qualifying order monthly. In addition, when a distributor signs up for the Autoship Program, the distributor becomes qualified to receive a bonus (the "Right Start Bonus") for each new personally sponsored distributor. The amount of the Right Start Bonus will be 50% of the new distributor's first order.

     We maintain a computerized system for processing distributor orders and calculating distributor commission and bonus payments, which enables it to remit such payments to distributors monthly. We believe that prompt remittance of commission is vital to maintaining a motivated network of distributors and that our distributors' loyalty to us has been enhanced by our history of consistently making commission and bonus payments on a scheduled basis.

     Internet.  We maintain a site on the World Wide Web at
www.rightsolution.com. We have enhanced the system to allow on-line ordering and
---------------------
volume checks by the distributors.

     Marketing. Each distributor is responsible for sales of our product within his or her downline. We rely on word of mouth and testimonials from previous or existing customers for our primary advertising. We have developed sales materials, which have been professionally prepared by a graphic designer and reviewed for DSA and regulatory compliance. These sales materials include product descriptions.

     Sponsoring. We have established a system for the sponsoring of new distributors. We prepare communication and educational training materials for distributors to assist in the sponsoring of new distributors. We also engage in weekly conference calls with distributors and send a newsletter, fax blast, and email blasts to our distributors. We have an established advisory board for assistance and consultation in connection with sponsoring matters.

     Product Distribution. Our products are distributed to all markets from our warehouse located in Las Vegas, Nevada.

COMPETITION

     We are subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market nutritional, health and dietary supplements, as well as those, which market other types of products. Some of our competitors are substantially larger and have available considerably greater financial resources. Our ability to remain competitive depends, in significant part, on our success in sponsoring and retaining distributors through an attractive compensation plan and other incentives. We believe that our bonus availability program, recognition and rewards program, and other compensation and incentive programs provide our distributors with significant earning potential. However, there can be no assurance that our programs for recruitment and retention of distributors will be successful.

     The market for nutritional, health, and dietary supplements is characterized by extensive competition, frequent new product introductions, short product life cycles, rapid price declines, and eroding profit margins, and changing customer preferences. This market segment includes numerous manufacturers, distributors, marketers, retailers, and physicians that actively compete for the business of consumers, both in the United States and Canada. The market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market. We expect to continue to face substantial competition in our efforts to successfully capture a significant share of the market. There are a number of companies that currently offer competing products, and it can be expected that other companies will introduce additional competing products in the future. In addition, there are a variety of channels of distribution for nutritional supplements other than through network marketing and distribution systems, including direct response marketing, specialty retail health and nutrition stores, drug stores, and supermarkets. Many of our existing and potential competitors have greater financial, marketing, distribution, and research capabilities. Our performance will depend on our ability to develop and market new products that can gain customer acceptance and loyalty, as well as our ability to adapt our product offerings to meet changing pricing considerations and other market factors. Our attempts to differentiate ourselves from competitors by adhering to our "mission statement" which reads as follows:

     We will distribute the finest life-enhancing products in the world. Through effective leadership, management and entrepreneurial marketing, we will provide an opportunity to our Team Members, customers and employees to earn a fair profit on their investment of time and money."

PRODUCT  MANUFACTURING  AND  DEVELOPMENT

     We anticipate continuing to expand our product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, our executives, staffs, consultants, and outside parties. In advance of introducing products into our markets, we consult our Medical Advisory Board, comprised of Dr. Herbert Pardell, M.D., D.O., Betty Kamen, Ph.D., Dr. Michael

Hartman and Jack Akers, M.D., Ph.D. for advice. In addition, local counsel and other representatives are retained by us to investigate product formulation matters as they relate to regulatory compliance and other issues.

     All of our products are provided by outside companies. We have agreements in place with all of our current manufactures that assure availability for it anticipated growth. Our ownership of product formulations and trademarks for substantially all of our nutritional products gives us a great deal of protection from competition.

     Our ability to enter new markets and sustain satisfactory levels of sales in each market has been in the past and is likely to continue to be dependent in significant part upon our own ability and the ability of our manufacturers to develop new products and reformulate existing products for introduction into our markets. Since 1998, we have significantly expanded our in-house product research and development and product formulation staff, which now consists of several of our employees, our Medical Advisory Board, and our manufacturers, who are increasingly involved in such activities.

     We own the proprietary rights to substantially all of our health and nutritional supplements' formulations and trademarks. We have formed several alliances with our manufacturers to assure, among other things, that products are organically grown and that inventory levels will remain constant.

INSURANCE

     Although we do not engage in the manufacture of any of the products we market and sell, we could be exposed to product liability claims. We have not had any such claims to date. Although we maintain a limited amount of liability insurance, each of our manufacturers provides additional insurance of at least two million dollars covering products, which we sell. There can, however, be no assurance that we will not be subject to claims in the future or that available insurance coverage will be adequate. A partially or completely uninsured claim against us, if successful and of sufficient magnitude, would have a material adverse effect on us.

TRADEMARKS

     We have received federal trademark registration for THE RIGHT SOLUTION(R). We intend to continue to seek trademark protection for a number of the products and brand names under which our products are marketed, where applicable. There can be no assurance that such protection will be obtained. We will be required to rely upon common law concepts of confidentiality and trade secret laws to protect our product formulations. There can be no assurance that the foregoing will protect the formulations or provide adequate remedies for us in the event of unauthorized use or disclosure of such formulations, or that others will not be able to independently develop such formulations. Our product formulations are not protected by patents and are generally not patentable. We intend to obtain international trademarks, particularly Japanese trademarks, as we enter foreign markets. Trademark registrations are either issued or pending in the United States Patent and Trademark Office and in comparable agencies in many other countries. We consider our trademarks and trade names to be an important factor in our business.

GOVERNMENT  REGULATION

     We are subject to and affected by extensive laws, governmental regulations, administrative determinations, court decisions, and similar constraints (as applicable, at the federal, state and local levels) including, among other things, regulations pertaining to (I) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products, (ii) product claims and advertising (including direct claims and advertising by us as well as claims and advertising by distributors, for which we may be held responsible), (iii) our network marketing system, (iv) transfer pricing and similar regulations that affect the personal import laws, and (v) taxation of distributors, which in some instances may impose an obligation on us to collect the taxes and maintain appropriate records.

PRODUCTS

     The formulation, manufacturing, packaging, storing, labeling, advertising, distribution, and sale of our products are subject to regulation by one or more governmental agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture ("USDA"), the Environmental Protection Agency ("EPA") and the United States Postal Service. Our activities are also regulated by various agencies of the states and localities. The FDA, in particular, regulates the formulation, manufacture, and labeling of foods and dietary supplements, such as those distributed by Gateway. FDA regulations require manufacturers and distributors of certain products to meet relevant good manufacturing practice ("GMP") regulations for the preparation, packing and storage of these products. GMP's for dietary supplements have yet to be promulgated, but are expected to be proposed. We do not anticipate that the promulgation of any GMP's for dietary supplements would have a material impact on Gateway.

     The 1994 Dietary Supplement Health and Education Act ("DSHEA") revised the provisions of the Federal Food, Drug and Cosmetic Act ("FFDCA") concerning the composition and labeling of dietary supplements and, we believe, is generally favorable to the dietary supplement industry. The legislation creates a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids, and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient (i.e., one not on the market before October 15, 1994) will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers of dietary supplements that make certain types of statements on dietary supplements, including certain product performance claims, must have substantiation that such statements are truthful and not misleading.

     The majority of the products marketed by us are classified as dietary supplements under the FFDCA. In addition, the adoption of new regulations in any of our markets, or changes in the interpretation of existing regulations, could have a material adverse effect on us. In September 1997, the FDA issued regulations governing the labeling and marketing of dietary supplement products. The regulations cover the following: (1) the identification of dietary supplements and their nutrition and ingredient labeling; (2) the terminology to be used for nutrient content claims, health content claims, and statements of nutritional support; (3) labeling requirements for dietary supplements for which "high potency" and "antioxidant" claims are made; (4) notification procedures for statements on dietary supplements; and (5) pre-market notification requirements for new dietary ingredients in dietary supplements. The notification procedures became effective in November 1997, while the new labeling requirements became effective in March 1999. We were required to revise a substantial number of our product labels by the effective date. In addition, we are required to continue our ongoing program of securing substantiation of our product performance claims and of notifying the FDA of certain types of performance claims made for our products.

     In addition, in certain markets, including the United States, claims made with respect to dietary supplements or other products of ours may change the regulatory status of the products. In the U.S., for example, it is possible that the FDA could take the position that claims made for certain of our products place those products within the scope of an FDA "over-the-counter" ("OTC") drug monograph. OTC monographs prescribe permissible ingredients and appropriate labeling language, and require the marketer or supplier of the products to register and file annual drug listing information with the FDA. In the event that the FDA asserted that product claims for some of our products caused them to fall within the scope of OTC monographs, we would be required either to comply with the applicable monographs or change the claims made in connection with the products. There can be no assurance that we could do so effectively, or that any such changes would not adversely affect sales and marketing of an affected product. Our substantiation program involves compiling and reviewing the scientific literature pertinent to the ingredients contained in our products.

     As a marketer of food and dietary supplements and other products that are ingested by consumers, we are subject to the risk that one or more of the ingredients in our products may become the subject of adverse regulatory action. For example, on April 10, 1996, the FDA issued a statement warning consumers not to purchase or ingest dietary supplements containing ephedrine (found in the ingredient Ma Huang) that are claimed to produce such effects as euphoria, heightened awareness, increased sexual sensations, or increased energy, because these products pose significant adverse health risks, including dizziness, headache, gastrointestinal distress, irregular heartbeat, heart palpitations, heart attack, strokes, seizures, psychosis, and death. We do not market either of our products containing Ma Huang (Trim Easy Trim Easy Plus) with any of these claims. On June 4, 1997, the FDA issued a proposed regulation for dietary supplements containing ephedrine alkaloids. The proposed regulation would prohibit dietary supplements containing eight milligrams or more of ephedrine alkaloids per serving, and would not permit such products to contain any other stimulant, diuretic, or laxative ingredients. In addition, labeling of supplements would be prohibited from suggesting or recommending conditions of use that would result in an intake of eight milligrams or more of ephedrine alkaloids within a six-hour period, or a total daily intake of 24 milligrams or more. The FDA proposal would also require a warning not to take the product for more than seven days, and would prohibit the supplements from being represented, either expressly or implicitly, as being suitable for long-term uses, such as for weight loss or body building. Similarly, claims for increased energy, increased mental concentration, or enhanced well- being that encourage the consumer to take more of the product to achieve more of the purported effect would be required to be accompanied by a warning stating that taking more than the recommended serving may cause a heart attack, stroke, seizure, or death.

     We have discontinued restocking inventory on our products containing Ma Huang with the recent restrictions on this ingredient. While we believe that our products containing Ma Huang could be reformulated and re-labeled, there can be no assurance in that regard or that reformulation and/or re-labeling would not have an adverse effect on sales of such product.

     Some of the products marketed by us are considered conventional foods and are currently labeled as such. Both this category of products and dietary supplements are subject to the Nutrition Labeling and Education Act ("NLEA"), and regulations promulgated thereunder, which regulates health claims, ingredient labeling, and nutrient content claims characterizing the level of a nutrient in the product.

     The FTC, which exercises jurisdiction over the advertising of all our products, has in the past several years; instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials, such as those which we utilize. While we have not been the target of FTC enforcement action for the advertising of our products, there can be no assurance that the FTC will not question our advertising or other operations in the future. In November of 1998, the FTC issued a guide for the dietary supplement industry, describing how the FTC applies the law, which it administers to dietary supplements advertisements. It is unclear whether the FTC will subject such advertisements, including those of Gateway, to increased surveillance to ensure compliance with the principles set forth in the guide

     Through our manuals, seminars, and other training materials and programs, we attempt to educate our distributors as to the scope of permissible and impermissible activities in each market. We also investigates allegations of distributor misconduct. However, our distributors are independent contractors, and we are not able to directly monitor all distributor activities. As a consequence, there can be no assurance that our distributors will comply with applicable regulations. Misconduct by distributors could have a material adverse effect on us in a particular market or in general.

     In markets outside the United States, including Japan, prior to commencing operations or marketing our products, we may be required to obtain approvals, licenses, or certifications from a country's ministry of health or comparable agency. Approvals or licensing may be conditioned on reformulation of our products for the market or may be unavailable with respect to certain products or product ingredients. We must also comply with local product labeling and packaging regulations that vary from country to country. To date, we have retained legal counsel in Japan to provide opinions as to our compliance with applicable laws and regulations.

     We are unable to predict the nature of any future laws, regulations, interpretations, or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. They could, however, require the reformulation of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and additional scientific substantiation regarding product ingredients, safety or usefulness. Any or all such requirements could have a material adverse effect on our results of operations and financial condition.

NETWORK  MARKETING  SYSTEM

     Our network marketing system is subject to a number of federal and state regulations administered by the FTC and various state agencies. Regulations applicable to network marketing organizations are generally directed at ensuring that product sales are ultimately made to consumers and that advancement within such organizations be based on sales of the organizations' products rather than investments in the organizations or other non-retail sales related criteria. For instance, in certain markets there are limits on the extent to which distributors may earn commissions on sales generated by distributors that were not directly sponsored by the distributor. Where required by law, we obtain regulatory approval of our network marketing system or, where such approval is not required the favorable opinion of local counsel as to regulatory compliance. However, we remain subject to the risk that, in one or more of our markets, our marketing system could be found not to be in compliance with applicable regulations. Our failure to comply with these regulations could have a material adverse effect on us in a particular market or in general.

     We are also subject to the risk of private party challenges to the legality of our network marketing system. For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the "multi-level marketing" program of Omnitrition International, Inc. ("Omnitrition") was challenged in a class action by certain Omnitrition distributors who alleged that Omnitrition was operating an illegal "pyramid scheme" in violation of federal and state laws. We believe that our network marketing system satisfies the standards set forth in the Omnitrition case and other applicable statutes and case law defining a legal marketing system, in part based upon significant differences between our marketing system and that described in the Omnitrition case. Further, it is an ongoing part of our business to monitor and respond to regulatory and legal developments, including those that may affect our network marketing system. However, the regulatory requirements concerning network-marketing systems do not include "bright line" rules and are inherently fact-based. An adverse judicial determination with respect to our network marketing system could have a material adverse effect on us. Among other things, such a determination could require us to make modifications to our network marketing system, result in negative publicity or have a negative impact on distributor morale. In addition, adverse rulings by courts in any proceedings challenging the legality of multi-level marketing systems, even in those not involving us, could have a material adverse effect on us.

COMPLIANCE  PROCEDURES

     As indicated above, our organization, our products and our network marketing system are subject, both directly and indirectly through distributors' conduct, to numerous federal, state, and local laws and regulations in all our markets. In order to assist us in achieving and maintaining compliance with these numerous laws and regulations, We have hired a local Las Vegas firm to handle all compliance issues. This firm has expertise in rules and regulations governing our industry.

     In 1996, we began to institute formal regulatory compliance measures by developing a system to identify specific complaints against distributors and to remedy any violations by distributors through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. In our manuals, seminars and other training programs and materials, we emphasize that distributors are prohibited from making therapeutic claims for our products.

     Our general policy regarding acceptance of distributor applications from individuals who do not reside in one of our markets is to refuse to accept such individual's distributor application.

     In order to comply with regulations that apply to both us and our distributors, we conduct considerable research into the applicable regulatory framework prior to entering any new market to identify all necessary licenses and approvals and applicable limitations on our operations in that market. We devote substantial resources to obtaining such licenses and approvals and bringing our operations into compliance with such limitations. We also research laws applicable to distributor operations and revise or alter our distributor manuals and other training materials and programs to provide distributors with guidelines for operating a business, marketing, and distributing our products and similar matters, as required by applicable regulations in each market. We are, however, unable to monitor our supervisors and distributors effectively to ensure that they refrain from distributing our products in countries where we have not commenced operations, and we do not devote significant resources to such monitoring.

In the event that we discover distributor misconduct, it imposes disciplinary measures against the distributor ranging from probation to expulsion.

     In addition, regulations in existing and new markets are often ambiguous and subject to considerable interpretive and enforcement discretion by the responsible regulators. Moreover, even when we believe that we and our distributors are initially in compliance with all applicable regulations, new regulations are regularly being added and the interpretation of existing regulations is subject to change. Further, the content and impact of regulations to which we are subject may be influenced by public attention directed at us, our products or our network marketing system, so that extensive adverse publicity about us, our products or our network marketing system may result in increased regulatory scrutiny.

     It is an ongoing part of our business to anticipate and respond to such new and changing regulations and make corresponding changes in our operations to the extent practicable. However, while we devote considerable resources to maintaining our compliance with regulatory constraints in each of our markets, there can be no assurance that we would be found to be in full compliance with applicable regulations in all of our markets at any given time or that the regulatory authorities in one or more markets will not assert, either retroactively or prospectively or both, that our operations are not in full compliance. Such assertions or the effect of adverse regulations in one market could negatively affect us in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets. Such assertions could have a material adverse effect on us in a particular market or in general. Furthermore, depending upon the severity of regulatory changes in a particular market and the changes in our operations that would be necessitated to maintain compliance, such changes could result in our experiencing a material reduction in sales in such market or determining to exit such market altogether. In such event, we would attempt to devote the resources previously devoted to such market to a new market or markets or other existing markets, but there can be no assurance that such transition would not have an adverse effect on our business and results of operations either in the short or long term.

EMPLOYEES

     As of March 19, 2004, we employed fourteen full-time employees. These numbers do not include our distributors, who are independent contractors rather than employees. We consider our employee relationships to be satisfactory. None of our employees is a member of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

FORWARD-LOOKING  STATEMENTS

     Statements in this Form 10-KSB Annual Report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

     In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect the internet and software industries, market and customer acceptance, competition, future government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB Annual Report.

RISK FACTORS

     You should carefully consider the following risks before making an investment in our Company. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are all the risks that we currently believe are material to our business. However, additional risks not presently know to us, or risks that we currently believe are not material, may also impair our business operations. You should also refer to the other information set forth in this Annual Report on Form 10-KSB, including the discussions set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as our financial statements and the related notes.

     Our business, financial condition, or results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the trading of our common stock could decline, and you could lose all or part of your investment.

     Our auditor's report on our financial statements includes an explanatory paragraph with respect to substantial doubt existing about our ability to continue as a going concern.

     As of December 31, 2003, we had incurred a loss from operations and had an accumulated deficit. As a result, our financial statements include a note stating that these conditions raise substantial doubt about our ability to continue as a going concern, but the financial statements do not include any adjustments that might result from this uncertainty.

     We are subject to compliance with securities law, which expose us to potential liabilities, including potential rescission rights.

     We have periodically offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

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

RISKS RELATING TO OUR BUSINESS

NO ESTABLISHED, STABLE MARKET FOR OUR COMMON STOCK

     Management beneficially owns approximately 47.1% of our common stock and 100% of our preferred stock and their interests could conflict with other stockholders. Our current directors and executive officers beneficially own approximately 53% of our outstanding stock. As a result, the directors and executive officers collectively may be able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control.

     There is no established, stable market for our common stock.

     Our common stock is quoted on the Over-the-Counter Electronic Bulletin Board ("OTCBB") and traded sporadically. A large number of shares of outstanding common stock are restricted and are not freely-tradeable. An established public trading market for our common stock may never develop or, if developed, it may not be able to be sustained. The OTCBB is an unorganized, inter-dealer, over-the- counter market that provides significantly less liquidity than other markets. Purchasers of our common stock may therefore have difficulty selling their shares should they desire to do so.

VOLATILITY OF STOCK PRICE

     The trading price of our Common Stock has in the past and may in the future be subject to significant fluctuations. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to or related to ours and which have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of our Common Stock.

     Penny stock regulations may impair our shareholders' ability to sell their stock.

     Our shares of common stock may be deemed "penny stock." Penny stocks generally are equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges. Penny stocks are subject to rules and regulations that impose additional sales practice requirements on broker-dealers who sell the securities to persons other than established customers and accredited investors, and these additional requirements may restrict the ability of broker- dealers to sell a penny stock.

     Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute shareholder value and significantly harm our operating results.

     We expect to review opportunities to buy other business or technologies that would complement our current business, expand the breadth of our markets, or that may otherwise offer growth opportunities. If we make any future acquisitions, we could issue stock that would dilute existing stockholders' percentage ownership, incur substantial debt or assume contingent liabilities. Potential acquisitions also involve numerous risks, including: problems assimilating the purchased operations, technologies or products; unanticipated costs associated with the acquisition; diversion of management's attention from our core business; adverse effects on existing business relationships with suppliers and customers; risks associated with entering markets in which we have no or limited prior experience; and potential loss of the purchased organization's or our own key employees.

     We cannot assure that we would be successful in overcoming problems encountered in connection with such acquisitions and our inability to do so could significantly harm our business.

FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF FUTURE FUNDING.

     Our plan of operation calls for additional capital to facilitate growth and support our long-term development and marketing programs. It is likely that we will have to seek additional financing through future public or private sales of our securities, including equity securities. We may also seek funding for the development and marketing of our products through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available we may be required to curtail one or more of our future programs.

SUBSTANTIAL DOUBT THAT WE CAN CONTINUE AS A GOING CONCERN.

     We expect to incur significant capital expenses in pursuing our plans to increase sales volume, expanding our product lines and obtaining additional financing through stock offerings, or licensing agreements or other feasible financing alternatives. In order for us to continue our operations, we will require additional funds over the next 12 months. While we can generate funds necessary to maintain our operations, without additional funds there will be a reduction in the number of new projects that we could take on, which may have an effect on our ability to maintain our operations. Additional financing may not be available on terms favorable to us, or at all. If additional funds are not available, we may not be able to execute our business plan or take advantage of business opportunities. Our ability to obtain such additional financing and to achieve our operating goals is uncertain. In the event that we do not obtain additional capital or are not able to increase cash flow through the increase of sales, there is a substantial doubt of our being able to continue as a going concern.

     Additionally, it should be noted that our independent auditors have included a going concern opinion and related discussion in the notes to our financial statements. The auditors have included the going concern provision because we have incurred significant and recurring losses and have a large working capital deficit that the auditors believe raises substantial doubt about our ability to continue as a going concern. Until such time we receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in the notes to our financial statements.

PROPRIETARY RIGHTS.

     We rely on contractual rights, trade secrets, trademarks, and copyrights to establish and protect our proprietary rights in our products and our components.

     We intend to closely monitor competing product introductions for any infringement of our proprietary rights. We believe that, as the demand for products such as those developed by us increase, infringement of intellectual property rights may also increase. If certain industry competitors infringe on our proprietary rights, they may have substantially greater financial, technical, and legal resources than we, which could adversely affect our ability to defend our rights. In addition, we could incur substantial costs in defending our rights.

     We anticipate that based on the size and sophistication of our competitors and the history of the industry's rapid technological advances, several competitors may be working to develop our patented technology. We intend to closely monitor any infringement of our proprietary rights. Competitors may have patented applications in progress in the United States that, if issued, could relate to our products. If such patents were to issue, there can be no assurance that the patent holders or licensees will not assert infringement claims against us or that such claims will not be successful. We could incur substantial costs in defending ourselves and our customers against any such claims, regardless of the merits. Parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to sell our products, and each claim could result in an award of substantial damages. In the event of a successful claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. There can be no assurance that we or our customers could obtain the necessary licenses from third parties or at a reasonable or acceptable cost. Patent litigation could be very expensive, and there is no assurance that it would not have an adverse effect on our business, financial condition and results of operations.

DEPENDENCE ON KEY EMPLOYEES.

     Our business is dependent upon our senior executive officers, principally, Richard A. Bailey, our president and chief executive officer, who is responsible for our operations, including marketing and business development. Although we do not have an employment agreement with Mr. Bailey, he has indicated a desire to continue his employment with us for the long term. Our business may be adversely affected if Mr. Bailey left our employ. In the event of future growth in administration, marketing, manufacturing and customer support functions, we may have to increase the depth and experience of our management team by adding new members. Our success will depend to a large degree upon the active participation of our key officers and employees. Loss of services of any of the current officers and directors, especially Mr. Bailey, could have a significant adverse effect on our operations and prospects. There can be no assurance that we will be able to employ qualified persons on acceptable terms to replace officers who become unavailable.

NEED FOR ADDITIONAL SPECIALIZED PERSONNEL.

     Although our management is committed to the business and continued development and growth of the business, the addition of specialized key personnel and sales persons to assist us in our expansion of our national operations will be necessary. There can be no assurance that we will be able to locate and hire such specialized personnel on acceptable terms.

WE MAY FACE SIGNIFICANT COMPETITION.

     There are numerous corporations, firms and individuals that are engaged in the type of business activities that we are presently engaged in. Many of those entities are more experienced and possess substantially greater financial, technical and personnel resources than us. While we hope to be competitive with other similar companies, there can be no assurance that such will be the case.

DEPENDENCE ON ABILITY TO MARKET PRODUCTS AND SERVICES.

     Due to our limited resources, the sales and marketing of our products has been limited to date. Our success is dependent upon our ability to market and sell our products and services with such limited resources.

RISKS RELATING TO OUR STOCK

WE MAY NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE NECESSARY ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

     Because we are a newly operational company, we need to secure adequate funding. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail. We do not have commitments for additional financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. We may be unable to secure additional financing on favorable terms or at all.

     Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations which would have a material negative effect on operating results and most likely result in a lower stock price.

OUR COMMON STOCK HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU PAY FOR THE SHARES.

     Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2002 and 2003, and through the date of this Annual Report, our common stock was sold and purchased at prices that ranged from a high of $.20 to a low of $.0001 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

     The price of our common stock that will prevail in the market may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

-    Variations in our quarterly operating results;

-    Our ability to complete the research and development of our technologies;

-    The development of a market in general for our products and services;

-    Changes in market valuations of similar companies;

- Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

-    Loss of a major customer or failure to complete significant transactions;

-    Additions or departures of key personnel; and

-    Fluctuations in stock market price and volume.

     Additionally, in recent years the stock market in general, and the OTC Bulletin Board and technology stocks in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

     Over the past few months, there have been periods of significant increases in trading volume of our common stock during which the price of our stock has both increased and decreased. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this Annual Report does not necessarily portend what the trading price of our common stock might be in the future.

     In the past, class action litigation has often been brought against companies following periods of volatility in the market price of the common stock of those companies. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

OUR DIRECTORS HAVE THE RIGHT TO AUTHORIZE THE ISSUANCE OF PREFERRED STOCK AND ADDITIONAL SHARES OF OUR COMMON STOCK.

     Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. We have no intention of issuing preferred stock at the present time. Any issuance of preferred stock could adversely affect the rights of holders of our common stock.

     Should we issue additional shares of our common stock at a later time, each investor's ownership interest in our stock would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

     Companies trading on the OTC Bulletin Board, such as we, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Inasmuch as that the current bid and ask price of common stock is less than $5.00 per share, our shares are classified as "penny stock" under the rules of the SEC. For any transaction involving a penny stock, unless exempt, the rules require:

- That a broker or dealer approve a person's account for transactions in penny stocks; and

- The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

- Obtain financial information and investment experience objectives of the person; and

- Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

- Sets forth the basis on which the broker or dealer made the suitability determination; and

- That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and `remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2.   DESCRIPTION OF PROPERTY.

     We lease approximately 9,500 square feet of office space, housing the executive offices, information systems department, human resources department, accounting department, order entry department, and customer service department, and approximately 3,700 square feet of warehouse space, also housing the warehouse department, in Las Vegas, Nevada. The monthly base rent is $7,403. We anticipate a need for additional space in the near future and are seeking to purchase an existing building and are reviewing several options.

ITEM 3.   LEGAL PROCEEDINGS.

     On August 13, 2003, Suburban Capital Corporation filed a civil action in the Circuit Court of DuPage County, Illinois against Gateway Distributors and two of its officers, Richard Bailey and Florian Ternes. On December 15, 2003, U.S. District Judge Charles R. Norgle, Sr., granted Gateway's Notice of Removal and removed the case to the United States District Court for the Northern District of Illinois.

     The action is styled Suburban Capital Corporation v Gateway Distributors, Ltd., Rick Bailey and Flo Ternes, and Neptune Communications, Case No. 03-CV-7559 (Norgle, J.) and as to Gateway, Richard Bailey and Florian Ternes:

     Suburban Capital's complaint alleges breach of contract and fraud claims. Suburban Capital seeks a declaratory judgement regarding the validity of an alleged advisor agreement with us, specific performance of that agreement and injunctive relief, including temporary restraining order as well as preliminary and permanent injunctions. The complaint seeks $550,000 together with its costs of enforcement including reasonable attorney's fees as well as punitive damages in the amount of $500,000.

     On November 17, 2003, we filed an answer and affirmative defenses which asserted that the Plaintiff's claims are barred by the principles of undue influence, duress, in pari delicto, estoppel, and illegality.

     On January 24, 2004, Judge Gottschall granted the Securities and Exchange Commission's motion for an order appointing a receiver over Suburban Capital Corporation in Securities and Exchange Commission v. Frank J. Custable, Jr., Sara Wetzel, Suburban Capital Corp., Francis Scott Widen, Wasatch Pharmaceutical, Inc., David Giles, Gary Heesch, Pacel Corp., David Calkins, Gateway Distributors, Ltd., Richard Bailey and ThermoElastic Technologies, Inc, Case No. 03-C-2182. The court-appointed Receiver, Mark Toljanic, controls this claim.

     On March 12, 2004 the Parties agreed to a Scheduling Order and commenced discovery.

     The Parties are scheduled to appear before Judge Norgle on April 13, 2004 for a status hearing.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Prior to August of 2001, there was no public market for our Common Stock. Since August of 2001, our common stock has been quoted on the Electronic Bulletin Board under the symbol "GWYD." As of April 16, 2003, the symbol was changed to "GWDL". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions.

          CALENDAR YEAR 2002     HIGH BID   LOW BID
          First Quarter            .03        .03
          Second Quarter           .02        .02
          Third Quarter            .006       .004
          Fourth Quarter           .015(1)    .012

          CALENDAR YEAR 2003    HIGH BID    LOW BID
          First Quarter           .0001(2)    .0001
          Second Quarter          .20         .01
          Third Quarter           .035        .0029
          Fourth Quarter          .0334       .0011

          CALENDAR YEAR 2004    HIGH BID    LOW BID
          First Quarter            $           $

     (1) Our board of directors authorized a reverse split of our Common Stock on December 4, 2002. The reverse split was carried out on a 1 for 25, 000 basis. The above high and low quotes have not factored in the 25,000 to 1 reverse split prior to December 31, 2002.

     (2) Our board of directors authorized a reverse split of our Common Stock on April1 6, 2003. The reverse split was carried out on a 1 for 3,000 basis. The above high and low quotes have not factored in the 3,000 for 1 reverse split.

     Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of our securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

STOCKHOLDERS

     Our shares of common stock are held by approximately 1,034 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

DIVIDENDS

     No cash dividends were paid during the fiscal years ending December 31, 2003 and 2002. We have never paid a cash dividend on our common stock. The payment of dividends may be made at the discretion of our Board of Directors and will depend upon, among other things, our operations, our capital requirements, and our overall financial condition. We do not anticipate paying any dividends in the foreseeable future.

DESCRIPTION OF SECURITIES

     As of March 25, 2004, there were 7,191,252,084 shares of common stock issued and outstanding. Of those shares at least 3,564,272,435 shares are restricted securities within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by us in private transactions not involving a public offering. These 3,564,272,435 restricted securities are held by affiliates and may only be sold pursuant to a registration statement or pursuant to Rule 144.

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

REVERSE SPLITS

     On December 4, 2002, we effected a 1 for 25,000 reverse-split of our common stock, such that every current shareholder of our common stock will hold 1 share for every 25,000 shares they held prior to the reverse split. All fractional shares were rounded up to the nearest whole share.

     On April 16, 2003, we effected a 1 for 3,000 reverse-split of our common stock, such that every current shareholder of our common stock will hold 1 share for every 3,000 shares they held prior to the reverse split. All fractional shares were rounded up to the nearest whole share.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     See Item 11 of this Annual Report

RECENT SALES OF UNREGISTERED SECURITIES

     On December 16, 2003, our Board of Directors authorized the issuance of a total of 400,000 shares (200,000 shares each) of preferred stock (value at one preferred share to 1,000 common shares) to Rick Bailey and Flo Ternes for services. We issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction which did not involve a public offering. We made this transfer based on the following factors: (1) The issuance was an isolated private transaction which did not involve a public offering; (2) there was a limited number of offerees who were issued stock; (3) the offerees have not resold the stock but have continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between us and the offerees.

SECTION 15(g) OF THE EXCHANGE ACT

     The shares of our common stock are covered by Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

     Rule 15g-2 declares unlawful any broker-dealer transactions in "penny stocks" unless the broker-dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a "penny stock" transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker-dealers from completing "penny stock" transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker-dealer executing a "penny stock" transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person's compensation.

     Our common stock may be subject to the foregoing rules. The application of the "penny stock" rules may affect our stockholders' ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the "penny stock" rules.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Statements included in this Management' Discussion and Analysis or Plan of Operation, and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for "blank check" companies similar to us, and (ii) lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

CRITICAL ACCOUNTING POLICIES

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policy involve the most complex, difficult and subjective estimates and judgments.

STOCK-BASED COMPENSATION

     In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

     We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

YEAR 2003 COSTS AND CHANGES IN FINANCIAL CONDITIONS

     Sales for the year ended December 31, 2003 decreased $30,894 to $1,123,373, from sales of $1,154,267 for the year ended December 31, 2002. The decrease in sales was a result of Grandma Hammans weak sales during 2003.

     Gross profit of $830,194 for the year ended December 31, 2003, was $77,250, or 9% lower than the gross profit of $907,444 for the year ended December 31, 2002. As a percentage of sales, gross profit for 2003 as compared to the same period in the prior year decreased approximately 5% from 79% to 74%. The decrease in gross profit as a percentage of sales primarily resulted from an increase in costs of goods sold. The increase in costs of goods sold reflects higher prices paid for certain goods.

     Selling, general, and administrative expenses, as a percentage of sales, were 211% for 2003 as compared to 346% for the same period in 2002. Selling, general, and administrative expenses for the period ended December 31, 2003, decreased $1,628,998 , 41%, to $2,367,288 from $3,996,286 in the year ending
December 31, 2002. The decrease in these expenses resulted primarily from management cutting back on outside consulting paid with stock to certain consultants hired to assist us with acquiring additional operations.

LOSSES

     We had a net loss of $1,723,463 for the year ended December 31, 2003, compared to a net loss of $2,783,378 in 2002. We had a loss from operations of $1,537,094 in 2003 compared to a loss from operations of $3,088,842 in 2002. Our substantial decrease in losses from operations and net losses were attributable to a significant decrease in payments to consultants both in cash and in stock for services as reported in selling, general and administrative expenses.

RESULTS OF OPERATIONS

     We sold our operations to TRSG on January 11, 2001. Consequently, nearly all of our operations were conducted through TRSG until December 31, 2002 at which time we sold our controlling shareholder interest in

TRSG in exchange for all the assets of TRSG, $15,000 cash payment and the unilateral assumption of certain debts of TRSG.

     We also acquired in an asset purchase, all of the assets of Los Cabos Freedom Movement dba Grandma Hammans Specialty Foods LLC on August 15, 2002. Grandma Hamman's Specialty Foods was incorporated in Nevada on June 4, 2003 to handle all of the assets and operations coming from this asset purchase.

     The Right Solution Gateway was incorporated January 7, 2003 to handle the operation of running our retail sales that had previously been conducted through TRSG.

     The following financial discussion includes the activities of these two subsidiaries on a consolidated basis.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital needs and capital expenditure requirements have increased as a result of lower sales and increased cost associated with hiring outside consultants. Required working capital and capital expenditure requirements are expected to be met from cash flow from operations, potential future acquisitions, borrowings, and the sale of our equity securities. For fiscal year 2003, our working capital (deficit) decreased by $1,671,530 (28%) to ($4,284,225) at December 31, 2003 from ($5,955,755) at December 31, 2002. This decrease was primarily attributable to a reduction in Notes Payable reduced via stock value greater than estimated in 2002, an Employee Stock Incentive Program and sale of equity securities and negotiations of reduction in debt by vendors and noteholders.

     For fiscal year 2003, our operations used cash flow of $1,095,089 compared to net cash used of $179,501 for the previous fiscal year, and increase in cash used of $915,588.

     We had a negative cash flow from investing activities of $138,597 in 2003, as compared to a negative cash flow of $152,530 in 2002.

     Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003 provided $1,396,661 in cash flow from financing activities in 2003, compared to $322,614 provided from financing activities in 2002, an increase of $1,074,047.

     Our Stockholders deficit decreased $1,638,566 to $3,594,495 in 2003 from $5,233,061 in 2002.

     Cash, cash equivalents and marketable securities totaled $163,190 at December 31, 2003 compared to $215 at December 31, 2002, an increase of $162,975.

     Management anticipates that its expansion strategy will require significant expenditures for the investment in the Chelsea Collection, as well as increased general and administrative expenses primarily due to the hiring of additional personnel and advertising expenses related to operations. These expenditures are expected to be funded by revenues from operations. We continue selling equity securities to fund expansion activities. Selling, general and administrative expenses are also expected to increase in future periods due to the increased legal and accounting expenses incurred in order to establish and maintain our reporting status with the Securities and Exchange Commission. In addition, we intend to pursue, as part of our business strategy, future growth through acquisitions which may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, we may be required to obtain additional debt or equity financing in connection with such future acquisitions. There can be no assurance, however, that additional financing will be available to us, when and if needed, on acceptable terms or at all. Management believes that future cash flow from operations and equity sales will be sufficient to fund these expenditures.

     We relied heavily on the issuance of our common stock to pay consultants and other professionals pursuant to Form S-8 registration statements during 2002 and early 2003. The result of such issuances was massive dilution and a precipitous decline in the price of our common stock resulting in two reverse stock splits, one in the last half of 2002 for 25,000 to 1 and the other in the first half of 2003 for 3,000 to 1. In 2003 an Employee Stock Incentive

Plan (ESIP) was set up and through stock issues to the public, we raised $1,888,507 in cash to provide the vehicle to finance the activities for 2003. Based upon our current financial situation and intention of procuring and marketing new products, it is likely that we may rely heavily on the issuance of our shares to pay consultants and other professionals and to raise cash during 2004.

PROMISSORY NOTE PAID OFF IN STOCK & STOCK FOR SERVICES WITH SUBURBAN CAPITAL

     On January 30, 2003, we entered into an agreement with Suburban Capital wherein the $235,000 debt plus an accrued interest of about $38,780, or a total of $273,780 we owed was settled and paid off with 5,021 shares of common stock. As discussed elsewhere, there is presently a lawsuit initiated by Suburban Capital challenging the stock issues and payments Suburban Capital received.

RECENT ACCOUNTING PRONOUNCEMENTS

     We adopted SFAS No. 142. Under the new rules, we will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption.

     Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on our consolidated financial statements SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. We expect that the provisions of SFAS No. 143 will not have a material impact on our consolidated results of operations and financial position upon adoption. We plan to adopt SFAS No. 143 effective January 1, 2003.

     SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale- leaseback transactions. We do not expect the adoption to have a material impact to our financial position or results of operations.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption to have a material impact to our financial position or results of operations.

     In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this statement did not have a material impact to our financial position or results of operations as we have not engaged in either of these activities.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on our financial position or results of operations as we have not elected to change to the fair value based method of accounting for stock-based employee compensation.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect the adoption to have a material impact to our financial position or results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our results of operations or financial position.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

GOING CONCERN

     Our auditors have expressed an opinion as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to obtain a profit and/or obtaining the necessary funding from outside sources. Management's plan to address our ability to continue as a going concern, includes: (1) obtaining funding from the sale of our securities; (2) increasing sales, and (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.


ITEM 7.   FINANCIAL STATEMENTS.

     The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F-1 through F-22.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     As reported in our report on Form 8-K filed on February 18, 2004 and on February 18, 2004, we terminated Sellers & Andersen, LLC ("S&A") as our principal accountants engaged to audit our financial statements, effective as of February 18, 2004. S&A was terminated because they were not members of the Public Company Accounting Oversight Board (PCAOB). Madsen & Associates CPA'S Inc., who are members of the PCAOB, were appointed in their place. The audit reports of S&A for the previous fiscal years, covering fiscal years 2002 and 2001, and subsequent interim periods ("the reporting periods") had not contained any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty audit scope, or accounting principles other than expressing a going concern. In connection with the reporting periods, we have had no disagreements with S&A on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused S&A to make reference to connection with their opinion to the subject matter of the disagreement. Additionally, during the reporting period there were no reportable events, as defined in Item 304(a)(I)(iv) of Regulation S-B.

     On February 18, 2004 we retained Madsen & Associates CPA's Inc of Murray, Utah, ("Madsen"), to be our principal accountant, engaged to audit our financial statements. This action was taken to replace the firm of S&A. Our Board of Directors approved the engagement of Madsen as the principal accountants. Prior to engaging Madsen, we did not consult with Madsen regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other financial presentation, whatsoever.

ITEM 8A.  CONTROLS AND PROCEDURES.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table furnishes the information concerning our directors and officers.

       NAME        AGE                    POSITION                    POSITION HELD
-----------------  ---  --------------------------------------------  -------------
                                                                          SINCE
                                                                      -------------
Richard A. Bailey   48  Chairman of the Board of Directors, Chief          1993
                             Executive Officer and President
Florian R. Ternes   55  Director, Chief Operating Officer, Secretary       1995

     The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors. The number of the directors may be fixed from time to time by resolution duly passed by our board. Each director is elected for a period of one year at the annual meeting of our stockholders, and will hold office for the term for which elected and until his successor is elected and qualified or until his earlier death, resignation or removal. Vacancies and newly created directorships resulting from any increase in the number of authorized directors may generally be filled by a majority of the directors then remaining in office. The directors elect officers annually. There are no family relationships among the directors and officers of Gateway.

     We may employ additional management personnel, as our board of directors deems necessary. Richard Bailey has not identified or reached an agreement or understanding with any other individuals to serve in management positions, but does not anticipate any problem in employing qualified staff.

     A description of the business experience during the past several years for each of the directors and executive officers is set forth below.

     Richard A. Bailey, 48, has served as our Chairman, Chief Executive Officer, and President since our inception in May 1993. In 1981, Mr. Bailey purchased a small, local mobile wash company in North Las Vegas, Nevada. He expanded operations to include aviation services, growing our company from two employees in 1981 to in excess of three hundred by 1988. He served as president of the business as it grew to $7,000,000 a year in revenue, operating in twenty-seven cities throughout the United States. In 1990, Mr. Bailey became involved in the network marketing/direct selling business. In 1997, Mr. Bailey elected to sell the aviation company to International Total Services in order to devote one hundred percent of his time to Gateway. Mr. Bailey will serve as director until the next annual shareholders meetings

     Florian R. Ternes, 55, has served as our Chief Operating Officer and Secretary since 1995. He became a director in 1999. He began his career in the airline industry and became City Vice President of Continental Airlines, Denver, Colorado hub in 1989, where he managed approximately 7,500 employees with a budget of $250 million. His airline career involved running several large hubs for various airlines which included the Northwest International Gateway in Los Angeles, the Detroit Hub for Republic Airlines, the Denver Hub for Continental Airlines. In 1995, he left the airline industry to join Richard A. Bailey in other business opportunities. As one of those ventures, he became president of a nutritional company generating revenues in excess of $13,000,000 a year.

After assisting in completing its successful public offering, he resigned in January 1998 to join Gateway on a full-time basis.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish us with copies of all forms so filed.

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we are aware of two persons who during the year ended December 31, 2003, were directors, officers, or beneficial owners of more than ten percent of our Common Stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such transitional year as follows:

     Richard A. Bailey - Mr. Bailey was an officer and director during all of the year 2003. Mr. Bailey further failed to timely file a Form 5 for the year ended December 31, 2003.

     Florian R. Ternes - Mr. Ternes was an officer and director during all of the year 2003. Mr. Ternes further failed to timely file a Form 5 for the year ended December 31, 2003.

COMMITTEES OF THE BOARD OF DIRECTORS

     Compensation Committee. Our board of directors has created a compensation committee. However, no members of the committee have been appointed and the committee has not been formally organized. The compensation committee will make recommendations to the board of directors concerning salaries and compensation for our executive officers and employees. We have adopted a charter for the compensation committee.

     Audit Committee. Our board of directors has created an audit committee which is directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by us (including resolution of disagreements between our management and the auditor regarding financial disclosure) for the purpose of preparing or issuing an audit report or related work. The audit committee will also review and evaluate our internal control functions. However, no members of the committee have been appointed and the committee has not been formally organized. We have adopted a charter for the audit committee.

CODE OF ETHICS

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

- Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

-    Compliance with applicable governmental laws, rules and regulations;

- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-    Accountability for adherence to the code.

     A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is attached to this Annual Report as an exhibit. We have filed with the SEC a copy of the code of ethics attached hereto. We have posted a copy of the code of ethics on our website at www.entech.com.

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 3035 East Patrick Lane, Suite Las Vegas, Nevada 89120, telephone number
(702) 938 -9316.

ITEM 10.  EXECUTIVE COMPENSATION

     Except as noted in the table below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any of our executive officers during 2003 and 2002. The following table and the accompanying notes provide a summary of compensation paid during the past two fiscal years concerning cash and noncash compensation paid or accrued by our president.

                                               SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION                LONG TERM COMPENSATION
                                   -------------------------------  ------------------------------------
                                                                             AWARDS             PAYOUTS
                                                                    --------------------------  --------
                                                                     RESTRICTED    SECURITIES
                                                      OTHER ANNUAL     STOCK       UNDERLYING      LTIP      ALL OTHER
NAME AND PRINCIPAL                  SALARY    BONUS   COMPENSATION    AWARD(S)    OPTIONS/SARS   PAYOUTS   COMPENSATION
POSITION                    YEAR      ($)      ($)         ($)          ($)           (#)          ($)          ($)
--------------------------  -----  --------  ------  -------------  -----------  -------------  --------  -------------
Richard A. Bailey,           2003   101,500       -              -       35,501              -         -              -
President, Chief Executive  20023    84,000       -              -       20,000              -         -              -
Officer and Chairman of
the Board of Directors
--------------------------  -----  --------  ------  -------------  -----------  -------------  --------  -------------
Florian R. Ternes,           2003    89,500       -              -       35,501              -         -              -
Secretary and COO            2002    73,500       -              -       20,000              -         -              -

     As of the date hereof, we have not granted stock options or stock appreciation rights to any of our executive officers or directors. Salaries owed Richard R. Bailey and Florian R. Ternes have not been paid and have been deferred for payment in year 2002 or later in the form of stock and / or cash based on our financial position. Both parties agreed to delay the payment.

COMPENSATION OF DIRECTORS

     We pay traveling expenses, hotel, food, car allowance and $300 for each board meeting. Stock options and dividends will be a consideration in the future, based on our profitability.

EMPLOYMENT CONTRACTS

     We entered into an employment agreement (the "Bailey Employment Agreement") with Richard A. Bailey, our president and chief executive officer, dated May 1, 1999. The Bailey Employment Agreement provides termination of the employment at the will of either us or Mr. Bailey. The Bailey Employment Agreement provides for a base salary of $100,000 annually commencing May 1, 1999, which shall be reviewed periodically. Such review did in 2003 result in an increase and the car allowance included in the May 1, 1999 agreement was implemented during 2003 for Mr. Bailey. In the event we are unable to pay the annual salary, we will issue to Mr. Bailey one share of our Common Stock for each dollar owed at the end of our fiscal year. In the event that Mr. Bailey's employment is terminated as a result of (a) his retirement under our retirement program, (b) his disability resulting in absence from his duties to us on a full-time basis for over one year, c) his death, (d) a material reduction in his responsibilities or title, or (e) a reduction of his cash compensation by more than 10% below the highest annual salary from time to time in effect, we are obligated to pay to Mr. Bailey, as severance and/or liquidated damages, an amount equal to one and one-half times his highest annual earnings during his employment with us each year for a period of five years. Effective September 1, 2003, Mr. Bailey agreed to a salary of $144,000 annually with the remainder of the agreement remaining in force.

     We entered into an employment agreement (the "Ternes Employment Agreement") with Florian R. Ternes, our Secretary and Chief Operating Officer, dated May 1, 1999. The Ternes Employment Agreement provides termination of the employment at the will of either us or Mr. Ternes. The Ternes Employment Agreement provides for a base salary of $85,000 annually commencing May 1, 1999, which shall be reviewed periodically. Such review did in 2003 result in an increase and the car allowance included in the May 1, 1999 agreement was implemented during 2003 for Mr. Ternes. In the event we are unable to pay the annual salary, we will issue to Mr. Ternes one share of our Common Stock for each dollar owed at the end of our fiscal year. In the event that Mr. Ternes' employment is terminated as a result of (a) his retirement under our retirement program, (b) his disability resulting in absence from his duties to us on a full-time basis for over one year, (c) his death, (d) a material reduction in his responsibilities or title, or (e) a reduction of his cash compensation by more than 10% below the highest annual salary from time to time in effect, we are obligated to pay to Mr. Ternes, as severance and/or liquidated damages, an amount equal to one and one-half times his highest annual earnings during his employment with us each year for a period of five yearsEffective September 1, 2003, Mr. Ternes agreed to a salary of $132,000 annually with the remainder of the agreement remaining in force.

OPTIONS GRANTED TO EMPLOYEES IN FISCAL 2003

     None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information regarding the beneficial ownership of our Common Stock, $.001 par value (the "Common Stock") as of March 29, 2004, (1) by each person who is known by us to be the beneficial owner of more than 5% of our Common Stock; (ii) by each of our directors and officers; and (iii) by all of our directors and officers as a group:

                                  NAME AND ADDRESS OF      NATURE OF OWNERSHIP    AMOUNT OF    PERCENT OF CLASS
TITLE OF CLASS                     BENEFICIAL OWNER                               OWNERSHIP
----------------------------  ---------------------------  -------------------  -------------  -----------------
Common Stock ($0.001 par      Richard A. Bailey
value)                        3035 East Patrick Lane
                              Suite 14                     Direct               1,778,345,006             23.51%
                              Las Vegas, Nevada
                              89120
Common Stock ($0.001 par      Florian R. Ternes
value)                        3035 East Patrick Lane
                              Suite 14                     Direct               1,778,341,672             23.51%
                              Las Vegas, Nevada
                              89120
Common Stock ($0.001 par      All officers and directors   Direct               3,556,686,678             47.10%
value)                        as a group (2 individuals)
Preferred Stock ($0.001 par   Richard A. Bailey            Direct                     498,000             49.99%
value)                        3035 East Patrick Lane
                              Suite 14


                              Las Vegas, Nevada
                              89120
Preferred Stock ($0.001 par   Florian R. Ternes            Direct                     498,000             49.99%
value)                        3035 East Patrick Lane
                              Suite 14
                              Las Vegas, Nevada
                              89120
Preferred Stock ($0.001 par   All officers and directors   Direct                     996,000               100%
value)                        as a group (2 individuals)


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

-    All compensation plans previously approved by security holders; and

-    All compensation plans not previously approved by security holders.

                                                                                               NUMBER OF SECURITIES REMAINING
                                 NUMBER OF SECURITIES TO BE                                     AVAILABLE FOR FUTURE ISSUANCE
                                  ISSUED UPON EXERCISE OF        WEIGHTED-AVERAGE EXERCISE        UNDER EQUITY COMPENSATION
                               OUTSTANDING OPTIONS, WARRANTS   PRICE OF OUTSTANDING OPTIONS,     PLANS (EXCLUDING SECURITIES
                                         AND RIGHTS                 WARRANTS AND RIGHTS           REFLECTED IN COLUMN (a))
PLAN CATEGORY                               (a)                             (b)                              (c)
-----------------------------  ------------------------------  ------------------------------  -------------------------------
Equity compensation plans
approved by security holders                -0-                             -0-                              -0-
Equity compensation plans not
approved by security holders                -0-                             -0-                              -0-

Total

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     On December 31, 2002 we purchased all assets of TRSG without shareholder or notice and unilaterally assumed the debts of certain creditors. We then sold our controlling shareholder interest for $15,000 to an unrelated party. We are doing business as "The Right Solution ". On December 10, 2002, our Board of Directors authorized the issuance of 7,000,000 shares of restricted common stock to Neptune Communications, Inc. in conjunction with a non-dilution agreement with Neptune dated December 10, 2002. Florian Ternes, one of our officers and directors, is the sole shareholder, officer and director of Neptune.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 31 of this Form 10-KSB, which is incorporated herein by reference.

EXHIBIT
-------
  NO.                                         IDENTIFICATION OF EXHIBITS
-------  ---------------------------------------------------------------------------------------------------------
3.1 *    Articles of Incorporation of the Registrant
3.1.1*   Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference from Form
         10-SB/A filed December 15, 1999
3.2 *    By-laws of the Registrant
3.2.1*   By-laws of the Registrant, as amended and incorporated by reference from Form 10-SB/A filed December
         15, 1999


4.1*     Common Stock Certificate Specimen, incorporated by reference from Form 10-SB/A filed December 15,
         1999
10.1**   Financial Advisor Agreement between Sabita Dhingra and Registrant, dated January 12, 2004
10.2**   Financial Advisor Agreement between Venna Kila and Registrant, dated January 12, 2004
10.3**   Financial Advisor Agreement between Patricia M. Spreitzer and Registrant, dated January 12, 2004
10.4**   Financial Advisor Agreement between Avi Sivan and Registrant, dated January 12, 2004
10.5**   Financial Advisor Agreement between Prem Ramchandani and Registrant, dated January 12, 2004
10.6**   Financial Advisor Agreement between Avraham Ovadia and Registrant, dated January 12, 2004
10.7**   Financial Advisor Agreement between Shai Bar-Lavi and Registrant, dated January 12, 2004
10.8**   Financial Advisor Agreement between Glen Bartolini and Registrant, dated January 12, 2004
10.9**   Financial Advisor Agreement between Athony Cassetta and Registrant, dated January 12, 2004
10.10**  Settlement Agreement between William Goins, Jr. and Registrant, dated December 2002
10.11**  Agreement between Suburban Capital Corporation and Registrant, dated January 14, 2003
10.12**  Proposed Consulting and Marketing Agreement between Sprout Investments and Registrant
10.13**  Consultant and Marketing Right Agreement between Mark Neuhaus and Registrant
10.14**  Asset Purchase Agreement between The Right Solution Gateway and Registrant, dated August 11, 2003
10.15**  Endorsement Agreement between Bruce Jenner and The Right Solution, dated November 1, 2003
10.16**  Master Distributorship Indonesia between Master Distributor Mahakam Beta Forma and The Right
         Solution, dated September 23, 2003
10.17**  Promissory Note of  Registrant to Los Cabos Freedom Movement, L.L.C., Lender, dated July 3, 2003
10.18**  Agreement between Tropical Beverage and Registrant, dated September 9, 2003
10.19**  Employment agreement between Blaine Wendtland and Registrant, dated July 7, 2003
10.20**  Promissory Note of Grandma Hamman's to Ed Wendtland, Lender, dated July 3, 2003
10.21**  Consulting Agreement between Jack M. Zufelt and The Right Solutions Gateway, dated July 17, 2003
10.22**  Consulting Agreement between Jack M. Zufelt and The Right Solutions Gateway, dated August 12, 2003
10.23**  Endorsement Agreement between Bruce Jenner and The Right Solution, dated November 1, 2003
10.24**  Consulting Agreement between Jack M. Zufelt and The Right Solutions Gateway, dated December 12,
         2003
10.25**  Consulting Agreement between Jack M. Zufelt and The Right Solutions Gateway, dated December 9,
         2003
14 **    Code of Ethics
31.1 **  Certification of Richard A. Bailey, President and Chief Executive Officer of Gateway Distributors, Ltd.,
         pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2 **  Certification of Richard A. Bailey, Chief Financial Officer of Gateway Distributors, Ltd., pursuant to 18
         U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1 **  Certification of Richard A. Bailey, President and Chief Executive Officer of Gateway Distributors, Ltd.,
         pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2 **  Certification of Richard A. Bailey, Chief Financial Officer of Gateway Distributors, Ltd., pursuant to 18
         U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

__________________
*    Previously filed.
**   Filed herewith.

     (b)  Reports on Form 8-K.

          (1)On August 9, 2002, we filed a Form 8-K setting forth that we had filed with the State of Nevada our amended Articles of Incorporation to increase the authorized shares of $0.001 par value common stock from 1,000,000,000 to 25,000,000,000.

          (2) On February 18, 2004 we filed a Form 8-K/A disclosing a change in the certifying Accountant. Sellers & Andersen, LLC was terminated because they were not registered with the Public Companies Accounting Oversight Board (PCAOB). Madsen & Associates, CPA's, Inc were appointed in their place.

          (3) On December 30, 2002, we filed a Form 8-K disclosing recent issuances of common stock.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT AND AUDIT RELATED FEES

     The aggregate audit and audit related fees billed or yet to be billed by Sellers & Andersen for professional services rendered for the audit of our annual financial statements for fiscal year 2003 were $16,500.

     The aggregate audit and audit related fees billed or yet to be billed by Madsen & Associates for professional services rendered for the audit of our annual financial statements for fiscal year 2003 were $18,000.

     The aggregate audit and audit related fees billed by Sellers & Andersen for professional services rendered for the audit of our annual financial statements for the fiscal year 2002 were $26,000.

ALL OTHER FEES

     There were no other fees billed by Madsen & Associates or Sellers & Andersen for professional services rendered, other than as stated under the captions Audit and Audit-Related Fees.

ITEM 15.  CONTROLS AND PROCEDURES.

     Our president acts both as our chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in our internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, we have no segregation of duties related to internal controls.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GATEWAY DISTRIBUTORS, LTD.


Date: April 13, 2004
                                   By /s/
                                     -------------------------------------
                                      Richard A. Bailey
                                      President, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                       TITLE                     DATE
--------------------  ----------------------------------  -------------

/s/Richard A. Bailey  President, Chief Executive Officer  April 13, 2004
--------------------            and Director

/s/Florian R. Ternes  Secretary, Chief Operating Officer  April 13, 2004
--------------------            and Director

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2003 AND 2002



                         FORMING A PART OF ANNUAL REPORT

                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                                   ___________

                                               ___________
                                      INDEX TO FINANCIAL STATEMENTS

                                                                                            Page No.
Report of Independent Certified Public Accountants                                          F-3 to F-4

Balance Sheet at December 31, 2003                                                          F-5 to F-6

Statement of Losses for the years ended of December 31, 2003 and 2002 and the period from   F-7
___________ (date of inception) through December 31, 2003

Statement of Deficiency in Stockholders' Equity for the years ended December 31, 2003 and   F-8
2002 and the period from ___________ (date of inception) through December 31, 2003

Statement of Cash Flows for the years ended December 31, 2003 and 2002 and the period from  F-9 to F-10
___________ (date of inception) through December 31, 2003

Notes to Financial Statements                                                               F-11 to F-23

MADSEN & ASSOCIATES CPA'S. INC.                              684 East Vine St #3
-------------------------------                               Murray, Utah 84107
CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS         Phone 801-268-2632
                                                                Fax 801-262-3978



Gateway  Distributors,  Ltd.
Las  Vegas,  Nevada


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



We have audited the accompanying consolidated balance sheet of Gateway Distributors, Ltd. and Subsidiaries for the year ended December 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Companys Management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gateway Distributors, Ltd. and Subsidiaries as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the consolidated financial statements and notes to the consolidated financial statements, the Company has suffered significant losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.
Managements plans regarding these matters are described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            /s/ Madsen & Associates CPA's,  Inc.

March  19,  2004
Murray,  Utah

SELLERS & ANDERSEN,LLC                                  684 East Vine Street # 3
---------------------                                         Murray, Utah 84107
CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS         Phone 801-268-2632
                                                                Fax 801-262-3978


Gateway  Distributors,  Ltd.
Las  Vegas,  Nevada


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



We have audited the consolidated statements of operations, changes in Stockholders' equity (deficiency), and cash flows of Gateway Distributors, Ltd. and Subsidiaries for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Companys Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Gateway Distributors, Ltd. and Subsidiaries for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the consolidated financial statements and notes to the consolidated financial statements, the Company has suffered significant losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.
Managements plans regarding these matters are described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            /s/ Sellers & Andersen, LLC

March  19,  2004
Murray,  Utah

                           GATEWAY DISTRIBUTORS, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2003

                     ASSETS
                                                   DECEMBER 31,
                                                       2003
CURRENT ASSETS:
   Cash and cash equivalents                      $     163,190
   Accounts Receivable                                    4,805
   Receivable from Stock Sales                          184,546
   Inventories                                          201,225
                                                  --------------
Total Current Assets                                    553,766
                                                  --------------


PROPERTY & EQUIPMENT, at cost                           129,702
(Less) accumulated depreciation and amortization        (94,936)
                                                  --------------
Total Fixed Assets                                       34,766
                                                  --------------


OTHER ASSETS
Formulas and Trademark                                  666,496
Other Assets                                             49,362
                                                  --------------
Total Other Assets                                      715,858

                                                  --------------
Total Assets                                      $   1,304,390
                                                  ==============


                (See accompanying notes to financial statements)

                           GATEWAY DISTRIBUTORS, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2003

                           LIABILITIES
                                                                 DECEMBER 31,
                                                                     2003
CURRENT LIABILITIES:
Current maturities of long-term debt                            $   1,720,002
Accounts payable:
  Trade                                                               554,469
  Commissions                                                         714,971
Accrued expenses:
  Payroll and employee benefits                                       170,030
  Payroll taxes                                                       411,655
  Interest                                                          1,239,625
  Other                                                                27,239
                                                                --------------
Total current liabilities                                           4,837,991
                                                                --------------

LONG-TERM DEBT                                                        206,525

Total Liabilities                                                   5,044,516
                                                                --------------

ASSETS & LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock - $.001 par value
  Authorized - 1,000,000 shares
  726,125 shares issued and outstanding                                   726
Common stock, - $.001 par value
  Authorized - 25,000,000,000 shares
  Issued and outstanding - 619,193,554 as of December 31,2003         619,194

  Additional paid-in capital                                        7,118,071
  Accumulated (deficit)                                           (11,478,117)
                                                                --------------

Total Equity (Deficiency)                                          (3,740,126)

Total Liabilities & Equity (Deficiency)                         $   1,304,390
                                                                ==============

                             GATEWAY DISTRIBUTORS, LTD.
                            (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF LOSSES

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Year Ended      Year Ended
                                                       December 31,    December 31,
                                                           2003            2002
SALES                                                 $   1,123,373   $   1,154,267

COST OF SALES                                               293,179         246,823

GROSS PROFIT                                                830,194         907,444

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              2,367,288       3,996,286
                                                      --------------  --------------

(LOSS) FROM OPERATIONS                                   (1,537,094)     (3,088,842)
                                                      --------------  --------------

OTHER INCOME (EXPENSE):
  Interest Expense                                         (186,369)       (287,228)
  Loss on Disposal of Prop, Equip & Leasehold Imp                 0         (36,926)
  Gain on Disposal of TRSG Subsidiary                             0       1,001,031
  Impairment of Goodwill                                          0        (728,953)
                                                      --------------  --------------

NET (LOSS) BEFORE MINORITY INTEREST                      (1,723,463)     (3,140,918)

MINORITY INTEREST                                                 0         357,540

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX        (1,723,463)     (2,783,378)

PROVISION FOR INCOME TAX                                          0               0
                                                      --------------  --------------

NET INCOME (LOSS)                                     $  (1,723,463)  $  (2,783,378)
                                                      ==============  ==============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                  ($0.01)        ($32.36)
                                                      ==============  ==============

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF
COMMON STOCK (000 OMITTED)                                  619,194              86
                                                      ==============  ==============


                (See accompanying notes to financial statements)

                                                 GATEWAY DISTRIBUTORS, LTD.
                                               (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
                        FOR THE PERIOD DECEMBER 31, 2001 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2003

                                                 GATEWAY DISTRIBUTORS, LTD.
                            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                         (AUDITED)

                      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                              *    Common Stock      Paid      Paid In Excess    Accumulated
                                                    # of Shares     Amount         of Par         (Deficit)    (Deficiency)
                                                                   Par .001
BALANCE - December 31, 2001                  $  0         4,532   $       4   $     1,795,470    ($6,971,276)  ($5,175,802)
                                             ====  =============  ==========  ================  =============  ============

Shares issued for:
Towards Acquisition of Grandma Hammans          0           333           1                99              0           100
Debt Elimination                                0         4,833           5            76,995              0        77,000
Services                                        0       869,711         869         2,648,150                    2,649,019
Pledging Stock for Debt                         1             0           0                (1)                           0

Net (Loss)                                                    0           0                 0     (2,783,378)   (2,783,378)

BALANCE - December 31, 2002                  $  1       879,409   $     879   $     4,520,713    ($9,754,654)  ($5,233,061)
                                             ====  =============  ==========  ================  =============  ============

Adjustment - Rounding Partial Shares            0         1,385           2                (2)             0             0
Stock for Services - Preferred Stock          725             0           0            71,875              0        72,600
Stock for Services - Restricted Stock           0    56,000,000      56,000           (50,400)             0         5,600
Stock for Services - Unrestricted Stock         0     9,697,065       9,697           464,191              0       473,888
Cash - Common                                   0   552,554,600     552,555         1,335,952              0     1,888,507
Debt - Accounts Payable                         0        56,407          57             1,965              0         2,022
Debt - Note Payable - Suburban                  0         5,021           5           273,776              0       273,781
Renegotiation of Acquisition Grandma                                                                                     0
   Hammans acquired 2002                        0          (333)         (1)                1              0             0
Note Payable - Suburban paid off via stock
   Sold in 2002 at a value greater in 2003
   Than was estimated in 2002                   0             0           0           500,000              0       500,000

Net (Loss)                                                                                        (1,723,463)   (1,723,463)

BALANCE - December 31, 2003                  $726   619,193,554   $ 619,194   $     7,263,702   ($11,478,117)  ($3,594,495)
                                             ====  =============  ==========  ================  =============  ============

* Preferred Stock, 125 shares issued at par ($.001par value) @ December 31, 2002.
During 2003 an additional 726,000 restricted shares of preferred stock were issued at $.001 per share


                (See accompanying notes to financial statements)

                                GATEWAY DISTRIBUTORS, LTD.
                              (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS


                                GATEWAY DISTRIBUTORS, LTD
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED
                                                            DECEMBER 31,    DECEMBER 31,
                                                                2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                 $  (1,723,463)  $  (2,783,378)
Adjustments to reconcile net (loss)
to net cash from (to) operating activities:
   Depreciation & Amortization Prop & Equip                       25,667          38,868
   Amortization Goodwill                                               0          67,169
   Stock issued for Services                                     552,088       2,649,019
   Stock Issued for Debt                                         275,803          77,000
   Minority Interest                                                   0        (357,540)
   Loss on Disposal of Fixed Assets                                    0          36,926
   Gain on Sale of Subsidiary & Related Debt Settlement                0      (1,001,031)
   Impairment of Goodwill                                              0         728,953
   Changes in operating assets and liabilities
      which increase (decrease) cash flow:
   Accounts Receivable                                            (1,234)         38,765
   Inventory                                                     (73,648)        (75,478)
   Prepaid Expenses and Other Current Assets                           0             939
   Accounts Payable and Commissions                             (237,977)         77,450
   Accrued Expenses                                               87,675         322,837
                                                           --------------  --------------
Net cash provided (used) from operating activities            (1,095,089)       (179,501)
                                                           ==============  ==============

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital (Outlays)/Disposals                                       (6,174)        (42,530)
Renegotiation of Purchase of Grandma Hammans                    (137,182)        (85,000)
Other Assets                                                       4,759         (25,000)
                                                           --------------  --------------
Net cash provided (used) from investing activities              (138,597)       (152,530)
                                                           ==============  ==============

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Term Debt after Principal Payments                   0         322,614
Principle Payment on Debts (over) net proceeds Term Debt        (307,300)              0
Stock Sales for Cash; Net                                      1,703,961               0
                                                           --------------  --------------
Net cash provided (used) from financing activities             1,396,661         322,614
                                                           ==============  ==============

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                      162,975          (9,417)

CASH AND CASH EQUIVALENTS - Beginning of Period                      215           9,632

                                                           --------------  --------------
CASH AND CASH EQUIVALENTS - End of Period                  $     163,190   $         215
                                                           ==============  ==============


                (See accompanying notes to financial statements)

                           GATEWAY DISTRIBUTORS, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)

                            GATEWAY DISTRIBUTORS, LTD
                 CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

                                                      YEAR ENDED
                                              DECEMBER 31,   DECEMBER 31,
                                                  2003           2002
SUPPLEMENTAL DISCLOSURE

CASH PAID FOR:
  Interest                                    $      29,437  $      35,000
  Taxes                                                   0              0


NON CASH INVESTING AND FINANCING ACTIVITIES

STOCK ISSUED FOR:
  Services                                    $     552,088  $   2,649,019
  Debt Elimination                                  275,803         77,000
  Asset Acquisition                                       0            100


CONTRIBUTION TO CAPITAL WITH NO STOCK ISSUED

Note Payable - Suburban
Paid off via stock value greater in 2003
than estimated in 2002 - no additional
stock issued in 2003                          $     500,000  $           0

                           GATEWAY DISTRIBUTORS, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002

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

          On August 15th, 2002, the Company purchased all of the operations and assets including formulas and trademark of Grandma Hammans Specialty Foods LLC. On June 4, 2003, the Company incorporated in Nevada Grandma Hammans Specialty Foods ("GH") and moved the operations, assets and liabilities related to this purchase into GH.

          On December 31, 2002, the Company sold its ownership interest in TRSG Corporation ("TRSG") previously a majority owned subsidiary. TRSG is recognized in these consolidated financial statements to the point of sale, which is December 31, 2002.

          On December 31, 2002, the Company bought all of the assets and assumed a significant portion of the debts of TRSG. This transaction is reported on the purchase method of accounting using the carrying value on the books of TRSG as the cost basis on the books of the Company.

          On January 7, 2003, the Company organized the Right Solution Gateway, a wholly owned subsidiary ("TRS Gateway"). All operations of the Company that were previously handled via TRSG were transferred into TRS Gateway.

NOTE 2 -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

          PRINCIPLES OF CONSOLIDATION
          ---------------------------

          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Grandma Hammans since August 15, 2002; the date of acquisition and The Right Solution Gateway incorporated January 7, 2003. Intercompany transactions and balances have been eliminated in consolidation.

          CASH AND CASH EQUIVALENTS
          -------------------------

          For purposes of the statement of cash flows, cash equivalents include cash in banks and all highly liquid investments with original maturities of three months or less.

          INVENTORIES
          -----------

          Inventories, consisting primarily of nutritional, health, beauty and cleaning products are stated at cost determined by the first-in, first-out (FIFO) method.

          PROPERTY  AND  EQUIPMENT
          ------------------------

          Property and equipment are stated at cost. Major replacements and refurbishings are capitalized while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed.

          EARNINGS  (LOSS)  PER  SHARE
          ----------------------------

          Basic and diluted earnings (loss) per share are computed on a weighted average of shares issued and outstanding through the year. No recognition of stock options and warrants and other dilutive stock interests are recognized in the computation as there are net operating losses and it would be antidilutive.

          INCOME  TAXES
          -------------

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

          DEPRECIATION  AND  AMORTIZATION
          -------------------------------

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

          Leasehold  improvements                    39 years
          Furniture  and  fixtures                5 - 7 years
          Machinery  and  equipment               3 - 5 years
          Transportation  equipment               5 - 7 years

          Depreciation expense for the years ended December 31, 2003 and 2002 was $25,667 and $38,868, respectively.

          RECEIVABLE ESIP STOCK PLAN
          --------------------------

          Stock sales through the Employee Stock Incentive Plan (ESIP) sold at year end are reported as a receivable rather than negative equity provided they are received within 60 days after year end. Funds to be received from the ESIP Plan were reported as "Receivable ESIP Stock Plan" as a current asset in the amount of $184,546. These are for stock issued by December 31, 2003, the sale proceeds of which were received by the Company during January 2004.

          ACCOUNTS  RECEIVABLE
          --------------------

          Management has elected to record bad debts using the direct write-off method. Generally accepted accounting principles require that the allowance method be used to reflect bad debts. However, the effect of the use of the direct write-off method is not materially different from the results that would have been obtained had the allowance method been followed.


          INTANGIBLE  ASSETS
          ------------------

          The Financial Accounting Standards Board has issued FASB 142 "Goodwill
                                                                       ---------
          and  Other  Intangible  Assets"  effective  for fiscal years beginning
          -------------------------------
          after December 15, 2001. According to this FASB, goodwill should not be amortized. Instead it should be reviewed for impairment at least annually and charged to earnings only when its recorded value exceeds its implied fair value.

          When the Company purchased the assets of Grandma Hamman's Specialty Foods, LLC on August 15, 2002, formulas and trademarks were recognized at $48,314. On July 3, 2003, the Company signed an agreement renegotiating the value of the asset purchase and the method of payment. The net result is formulas and trademarks now cost $185,496, or $137,182 increase over December 31, 2002. Management has evaluated formulas and trademark for impairment and has determined that implied value exceeds recorded value as of December 31, 2003 and 2002 and no adjustment is required.

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

          The Company acquired in the purchase of assets from TRSG on December 31, 2002, formulas valued at $475,000. The Company also acquired formulas through the acquisition of its subsidiary Grandma Hammans. The Company evaluated these formulas and has determined the implied fair value exceeds its recorded value as of December 31, 2003 and 2002. Therefore, there is no adjustment to intangible assets as implied value is equal to or exceeds recorded value as of December 31, 2003 and 2002.

          COMPREHENSIVE  INCOME
          ---------------------

          The  Company  has adopted SFAS No. 130 Reporting Comprehensive Income.
          The Company has no reportable differences between net income and comprehensive income, therefore a statement of comprehensive income has not been presented.

          NET  (LOSS)  PER  SHARE  OF  COMMON  STOCK
          ------------------------------------------

          The basic and diluted net income (loss) per common share in the accompanying statements of operations are based upon the net income
          (loss) divided by the weighted average number of shares outstanding during the periods presented. Diluted net (loss) per common share is the same as basic net (loss) per share because including any pending shares to issued would be anti-dilutive.

          FAIR  VALUES  OF  FINANCIAL  INSTRUMENTS
          ----------------------------------------

          The carrying amounts of the Company's cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

          It is currently not practicable to estimate the fair value of the long-term debt obligations because these note agreements contain unique terms, conditions, covenants and restrictions which were negotiated at arm's length with the Company's lenders, there is no readily determinable similar instrument on which to base an estimate of fair value. Accordingly, no computation or adjustment to fair value has been determined.

          ADVERTISING  COSTS.
          -------------------

          The Company conducts nondirect response advertising for which the costs are expensed when incurred. Total advertising costs of $163,529 and $8,325 were incurred for the years ended December 31, 2003 and 2002, respectively.

          REVENUE RECOGNITION
          -------------------

          Revenue is recognized in the period in which the products are shipped.

          RECLASSIFICATIONS
          -----------------

          Certain amounts in 2002 have been reclassified and represented to conform to the current financial statement presentation.

          USE OF ESTIMATES
          ----------------

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

          CONCENTRATIONS
          --------------

          The  Company  reports  no  significant  concentrations.

          OTHER RECENT ACCOUNTING PRONOUNCEMENTS
          --------------------------------------

          The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

NOTE 3 -  ACQUISITION  AND SUBSEQUENT SALE OF MAJORITY OWNED SUBSIDIARY - TRSG
          CORPORATION:

          The Company acquired a majority equity interest in TRSG Corporation ("TRSG") on January 11, 2001. On the consolidated financial statements this acquisition reported goodwill as the amount of liabilities in excess of all other assets. At December 31, 2002 management evaluated goodwill and determined the implied value of goodwill is $0. Therefore, an impairment of goodwill of $728,953 was established and expensed against the consolidated statement of operations as of December 31, 2002.

          The Company purchased the assets and selected liabilities of TRSG on December 31, 2002. TRSG was a majority owned subsidiary of the Company up to December 31, 2002, when it sold its equity interest in TRSG for a gain of $1,001,031 as reported on the consolidated statement of operations.

NOTE 4 -  ASSET  PURCHASE  OF  GRANDMA  HAMMANS:

          On August 15, 2002, the Company purchased all the assets, tangible and intangible, and operations of Los Cabos Freedom Movement, d.b.a. Grandma Hammans Specialty Foods, a Wisconsin LLC ("Los Cabos"). The Company organized a Nevada Corporation on June 4, 2003 named Grandma
          Hammans Specialty Foods ("GH") and moved all of the assets and operations coming from the asset purchase from Los Cabos into GH. The asset purchase was reported on the purchase method of accounting and has been consolidated with the Company.

          When the Company purchased the assets of Grandma Hamman's Specialty Foods, LLC on August 15, 2002, formulas and trademark were recognized at $48,314. On June 2, 2003, the Company signed an agreement renegotiating the value of the asset purchase and the method of payment. The net result is formulas and trademarks now cost $185,496, or a $137,182 increase over 2002.

          Also as a condition of the renegotiation, the owner of Los Cabos relinquished his claim to 1,000,000 shares of stock as referenced in the original purchase agreement. The stock had not been actually issued even though it had been reported in the December 31, 2002 financial statements as if it had. The unissued shares and the value of it was in question and had been compromised by the passage of time and with two reverse stock splits. The Company accepted payment of reasonable legal costs of a lawsuit between Los Cabos and a third party as part of the renegotiation.

NOTE 5 -  TERM  DEBT:

          Term  debt  consisted  of  the  following  at  December  31,2003:

          Convertible notes payable                   $1,500,414

          Notes payable - related parties, interest
          ranging from 6.5% - 10%, currently due,
          unsecured.                                     115,174


          Notes payable - Grandma Hammans, interest
          in monthly installments ranging from
          925 - $1,673, plus interest at 8% - 24%,
          due at various dates, unsecured.               206,525

          Notes payable - stockholders, payable
          in monthly installments ranging from
          25 - $1,278, plus interest at 7% - 14%,
          due at various dates, unsecured.                46,760
                                                       1,926,527
          Less current portion                         1,720,002
                                                      ----------

          Long - term debt                            $  206,525
                                                      ==========



     Convertible notes payable are to individuals and bear interest at 12% per annum. Principal and accrued interest is due twelve months from the date of issuance. These notes are convertible at the option of the holder into shares of the Company's common stock, at an initial conversion price of $.80 per share. Approximately $980,000 of accrued interest relating to these notes at December 31, 2003, is also convertible into the Company's common stock. At December 31, 2003 the approximate total of common shares available through conversion of the aforementioned debt is 445,000,000.

          The notes may be called for conversion when the average of the bid and asked prices of the common stock exceeds $1.00 per share for ten consecutive days. Although the notes issued will be freely tradeable under federal securities laws, there is currently only a small public market for the notes. As of December 31, 2003 the convertible notes issued during the year ended December 31, 2003 and prior have not been converted to common stock as the initial public offering has not transpired.

          Maturities of long-term debt are as follows:

          Year ending December 31:
          2004                                   $1,720,002
          2005                                       27,476
          2006                                       20,076
          2007                                       20,076
          2008                                       20,076
          2009 and thereafter                       118,821
                                               ------------
                                               $  1,926,527
                                               ============

NOTE 6 -  INCOME  TAXES:

          No provision was made for income taxes in 2003 and 2002 as a result of the net loss for each year and a net operating loss carryforward. A valuation reserve on the deferred tax assets of approximately $1,900,000 offsets deferred tax benefit of equal amount as no assurance can be given it can be used. As of December 31, 2003, the Company has available net operating loss carryforwards of approximately $13,000,000. Expiration dates on these carryforwards begin in 2010 and end in 2023.

NOTE 7 -  EQUITY:

          REVERSE  STOCK  SPLITS
          ----------------------

          On December 4, 2002, the Company effected a 25,000 to 1 reverse stock split. The financial statements have reflected this reverse stock split retroactive to inception.

          On April 16, 2003, the Company effected a 3,000 to 1 reverse stock split. The financial statements have reflected this reverse stock split retroactive to inception.

          STOCK  ISSUED  FOR  SERVICES  PROVIDED
          --------------------------------------

          The Company continually seeks to improve its financial position by seeking investors in exchange for equity in the Company. The value assigned to the stock for these transactions will vary based on the market value of stock at the time.

          The Company filed with the Securities and Exchange Commission ("SEC") on April 11, 2003, a Form S-8 notifying of an "Employee Stock Incentive Plan for the Year 2003" and a "Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003." The number of shares registered are 1,000,000,000 shares for the employees and 1,000,000,000 shares for non-employees for a total of 2,000,000,000, all at a proposed offering price per share of $0.0001 and the first stock was issued from the Non-Employee Directors and Consultants Retainer Stock Plan portion of the plan on May 16, 2003.

          Some services were being provided and paid for by stock issuances during 2003 and 2002. The Company issued free trading common stock based on market value at the time of issuance. During 2003 and 2002, 9,697,065 and 869,711 shares were issued for a total value of $473,888 and $2,649,019 respectively. Of these 2003 shares, 9,250,000 were from the Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003 with a value of $45,010 which is a portion of the unrestricted stock for services as shown on the statement of changes in stockholders equity.

          STOCK  ISSUED  FOR  DEBT  -  ACCOUNTS  PAYABLE
          ----------------------------------------------

          From time to time a creditor has agreed to exchange debt for stock in the agreed amount. During 2003, 56,407 shares were issued for a total value of accounts payable debt relief of $2,022 while in 2002, 4,833 shares were issued for a total value of accounts payable debt relief of $77,000.

          CONSULTING SERVICES SECURED BY STOCK IN 2002 AND PAID OFF IN 2003
          -----------------------------------------------------------------

          On November 27, 2002, the Company entered into an agreement with Suburban Capital Corporation ("Suburban") and its assigns. The terms of the agreement call for Suburban to perform consulting services for the Company, the value of which is not to exceed $1,500,000. It is computed based on the stock issued to Suburban and what sale proceeds

          Suburban receives. Once Suburban has received $1,500,000 in proceeds from stock sales, or on or about April 15, 2003, which ever comes first, then the Company has no further obligation to issue Suburban additional stock.

          On January 14, 2003, this agreement was modified. Among the modifications is a change in the amount owed to Suburban. The amount was changed to $550,000. However, Suburban has not made an adequate and proper accounting to the Company as to the proceeds Suburban has received nor the stock Suburban still had on hand as of December 31, 2002. It is management's best estimate that the maximum amount owed to Suburban at December 31, 2002, is $500,000 out of the $550,000 and the Company reported such as of December 31, 2002.

          In 2003, Management has received third party information identifying Suburban has received all or most all of the $550,000. Management has taken the position that all of the $550,000 has been received by Suburban and that no further obligation of stock issuances is due Suburban. The remaining $500,000 of debt due Suburban as of December
          31, 2003 has been recognized as paid off in stock sold for and proceeds received by Suburban greater than was estimated in 2002. This difference is recognized in 2003 in the consolidated statement of stockholders equity.

          The same agreement also paid off $273,781 in notes payable owed to Suburban in exchange for 5,021 shares of common stock and Suburban's release of stock it held as security. However, the stock Suburban held as security has not been released by Suburban and returned to the Company and to the officer who pledged his own stock in the Company as security on the loan.

          NOTES  CONVERTIBLE  INTO  STOCK
          -------------------------------

          There are $1,500,414 of convertible notes payable as of December 31, 2003.

          Convertible notes payable are to individuals and bear interest at 12% per annum. Principal and accrued interest is due twelve months from the date of issuance. These notes are convertible at the option of the holder into shares of the Company's common stock, at an initial conversion price of $.80 per share. Approximately $980,000 of accrued interest relating to these notes at December 31, 2003, is also convertible into the Company's common stock. At December 31, 2003, the approximate total of common shares available through conversion of the aforementioned debt is 619,090 freely tradeable stock.

          The notes may be called for conversion when the average of the bid and asked prices of the common stock exceeds $1.00 per share for ten consecutive days

          STOCK  OPTIONS
          --------------

          Before 2002 there were granted options for 645,000 shares of common stock at an exercise price of $1.00 per share that had also been affected by the 25,000 to 1 reverse stock split of December 4, 2004 and the 3,000 for 1 reverse stock split on April 16, 2003. Because of the stock splits management is of the opinion the stock options in place are of no measurable value and are anticipating terminating the existing stock option plan. Therefore, in computing earnings per share all stock options have been ignored.

          STOCK  ISSUED  FOR  ASSET  PURCHASE
          -----------------------------------

          In 2002, the Company acquired the assets of Grandma Hammans Specialty Foods, LLC. Payment included 333 shares of Company stock (1,000,000 shares before the 25,000 for 1 reverse stock split on December 4,
          2002). In 2003 the agreement to acquire Grandma Hammans was renegotiated and no stock will be involved in the acquisition. The financial statements recognize the issue of the stock as of December 31, 2002 and the return of the stock as of December 31, 2003.

          EMPLOYEE  STOCK  INCENTIVE  PLAN  ("ESIP")
          ------------------------------------------

          The Company filed with the Securities and Exchange Commission ("SEC") on April 11, 2003, a Form S-8 notifying of an "Employee Stock Incentive Plan for the Year 2003" and a "Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2003." The number of shares registered are 1,000,000,000 shares for the employees and 1,000,000,000 shares for non-employees for a total of 2,000,000,000, all at a proposed offering price per share of $0.0001 and the first stock was issued April 17, 2003.

          By December 31, 2003, 552,554,600 unrestricted shares of stock had been issued under this plan. Out of the shares issued under the ESIP Plan, all shares have been sold to the public for net proceeds to the company of $1,888,507.

          STOCK  ISSUED  FOR  SERVICES  PROVIDED
          --------------------------------------

          During April through July 2003, the Company issued 56,000,000 shares of restricted common stock to officers. Restricted stock is not marketable. Consequently, no value can be determined for this restricted stock issued. However a nominal amount of $5,600 has been assigned as the value for this non-marketable stock issued.

          During 2002 the Company issued 125 shares of preferred stock to an officer for pledging his stock in the Company as collateral for debt the Company owed for an assigned value of $1.

          During 2003, the Company issued 726,000 shares of restricted preferred stock to officers. Restricted stock is not marketable. Consequently, no value can be determined for this restricted stock issued. However a nominal amount of $72,600 has been assigned as the value for this non-marketable stock issued.

NOTE 8 -  RELATED  PARTY  TRANSACTIONS  NOT  DISCLOSED  ELSEWHERE:

          From time to time, Officers and directors will advance to the Company or receive advances from the Company. Amounts due to related parties are included in accounts payable at December 31, 2003 and 2002 of $0 and $7,037, respectively and in notes payable of $115,174 and $186,379 for December 31, 2003 and 2002 respectively (Refer to Note on Term
          Debt). Amounts due from related parties included in accounts receivable at December 31, 2003 and 2002 were $0 and $0 respectively.

          The daughter of the Chief Executive Officer works as Marketing Representative and the son of the Chief Operations Officer serves as Vice President of Operations with additional responsibilities in Information Technology.

NOTE 9 -  LITIGATION, COMMITMENTS AND CONTINGENCIES:

          LITIGATION:
          -----------

          On August 13, 2003, Suburban Capital Corporation filed a civil action in the Circuit Court of DuPage County, Illinois against Gateway Distributors and two of its officers, Richard Bailey and Florian Ternes. On December 15, 2003, U.S. District Judge Charles R. Norgle, Sr., granted Gateway's Notice of Removal and removed the case to the United States District Court for the Northern District of Illinois.

          The  action  is  styled  Suburban  Capital  Corporation  v  Gateway
                                   ------------------------------------------
          Distributors,  Ltd.,  Rick  Bailey  and  Flo  Ternes,  and  Neptune
          -------------------------------------------------------------------
          Communications,  Case  No.  03-CV-7559 (Norgle, J.) and as to Gateway,
          --------------
          Richard  Bailey  and  Florian  Ternes:

          Suburban Capital's complaint alleges breach of contract and fraud claims. Suburban Capital seeks a declaratory judgement regarding the validity of an alleged advisor agreement with Gateway, specific performance of that agreement and injunctive relief, including temporary restraining order as well as preliminary and permanent injunctions. The complaint seeks $550,000 together with its costs of enforcement including reasonable attorney's fees as well as punitive damages in the amount of $500,000.

          On November 17, 2003, Gateway filed an answer and affirmative defenses which asserted that the Plaintiff's claims are barred by the principles of undue influence, duress, in pari delicto, estoppel, and illegality.

          On January 24, 2004, Judge Gottschall granted the Securities and Exchange Commission's motion for an order appointing a receiver over Suburban Capital Corporation in Securities and Exchange Commission v.
          ----------------------------------------------------------------------
          Frank  J.  Custable, Jr., Sara Wetzel, Suburban Capital Corp., Francis
          ----------------------------------------------------------------------
          Scott  Widen,  Wasatch Pharmaceutical, Inc., David Giles, Gary Heesch,
          ----------------------------------------------------------------------
          Pacel Corp., David Calkins, Gateway Distributors, Ltd., Richard Bailey
          ----------------------------------------------------------------------
          and  ThermoElastic  Technologies,  Inc,  Case  No.  03-C-2182.  The
          ---------------------------------------
          court-appointed  Receiver,  Mark  Toljanic,  controls  this  claim.

          On March 12, 2004 the Parties agreed to a Scheduling Order and commenced discovery.

          The Parties are scheduled to appear before Judge Norgle on April 13, 2004 for a status hearing.

          There are other legal proceedings going on as part of the normal course of business.

          COMMITMENTS:
          ------------

          On or about November 27, 2003 the Company entered into an arrangement to invest in the development and marketing of a cosmetic line for the Company owned by Francois Vautour. The products of Francois Vautour were previously successfully marketed in various parts of the world. To acquire the full rights, exclusive of Romania, the cosmetic line required a $4,000,000 commitment plus the costs of marketing.

          Although the Company desired to acquire the rights and ownership of the line, it was greater than the Company felt was prudent for it to do. So, to put a stop loss feature in the agreement the two key officers of the Company, Rick Bailey, CEO and Flo Ternes, COO, formed The Chelsea Collection, LLC ("LLC"), an entity to provide the spring board for the Company to acquire the rights and to minimize the Company's risk. This was agreeable with Francois Vautour and LLC.

          The initial $75,000 investment paid in 2003 was expensed as startup costs and is recognized under selling, general and administrative. An additional $156,000 has been invested in 2004 to March 19, 2003 for a total to date of $231,000 to date. Monthly outgoes to the project will continue at around $50,000 per month at the present rate of expenditures. Management anticipates the initial marketing program will launch by June and the stop loss decision will be at a later date. The Company is seeking due diligence before the agreement is finalized.

          On July 17, 2003 the Company entered into a consulting agreement whereby the consultant provides training, selling and multi-level marketing solutions in the amount of $104,000 through March 2004. The Company has paid this commitment in full as of March 19, 2004.

          On August 12, 2003 a consulting agreement was signed committing to a ten-year contract to provide training for the company distributors. Compensation will be based on the ability of the consultant to sign up new distributors. Management believes it will be a self-funding and revenue generating program.

          CONTINGINCIES:
          --------------

          The Company has no errors or omissions insurance for Directors and Officers. The Company is currently looking into this.

     On December 31, 2002, the Company acquired all assets and selected liabilities of TRSG Corporation ("TRSG"). Under the terms of the agreement, TRSG chooses which creditors it continues to owe and all others are passed to the Company. This agreement has not been agreed upon by the creditors of TRSG. The agreement appears to pass all liabilities to the Company, disclosed and undisclosed. Because the Company cannot control or decide which creditors it will ultimately pay, management acknowledges a possible contingency it will owe more than the agreement contains and that is also recognized in the financial statements. However, management has concluded not to recognize any amount of a contingency for the asset purchase of TRSG.

          (a) In July of 2001, the Company's subsidiary, TRSG acquired the business of A and A Medical ("A&A"), located in Salt Lake City, Utah. In February 2002, TRSG sold the business to an unrelated party.

          The transactions dealing with the activity of A&A for 2002 have not been audited and was determined not to be auditable because it is out of business and records are unattainable. The net amount received and dispersed has been reported in the statement of operations as part of selling, general and administrative expense.

NOTE 10 - OPERATING  LEASES:

          The Company leases its office and certain office equipment items under operating leases which expire at various dates through December 2007. The following is a schedule, by years, of future minimum rental payments required under these operating leases as of December 31, 2002.

          Year  ending  December  31:
          2004                                   $  63,048
          2005                                       3,824
          2006                                       3,824
          2007                                       3,824
               2008  and  forward                        -
                                                ----------
          Total minimum payments                $   74,520
                                                ==========

     The Company leases a building under an operating lease through August 1, 2004. The monthly amount at December 31, 2003 is $7,403.

          Total rent expense charged to operations for the years ended December 31, 2003 and 2002, was $96,172 and $143,594 respectively.

NOTE 11 - CONSIDERATIONS AFFECTING THE COMPANY'S ABILITY TO CONTINUE AS A GOING
          CONCERN:

     In the event the Company is unable to raise sufficient operating capital, the aforementioned conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the occurrence of such conditions and have been prepared assuming that the Company will continue as a going concern. The Company has implemented a plan to raise funds through an Employee Stock Incentive Plan ("ESIP").

     There have been significant recurring losses and negative cash flows from operations for the past three years, which has resulted in a severe working capital deficiency. This deficiency has contributed to inventory shortages and decreased sales, limited the ability of the Company to meet its current obligations and caused the Company to default on debt repayments.

     During 2003, and presently 2004 as well, the Company continues raising funds through stock sales. During 2003 stock sales provided operating capital to the company of:

     Cash  received  in  2003                                     $1,703,961
     Receivable  from  stock  sales  via  ESIP  Stock  Plan          184,546
                                                                  ----------

     Total  for  2003                                             $1,888,507
                                                                  ==========

     In January 2004 the Company received the $184,546 from stock sales.(See Subsequent Events.)

NOTE 12 - SUBSEQUENT  EVENTS:

     During 2004, management continues negotiations with the Internal Revenue Service ("IRS") to settle back payroll taxes due. Management anticipates a settlement by the end of 2004.

     The Company filed with the Securities and Exchange Commission ("SEC") on January 23, 2004, a Form S-8 notifying of an "Employee Stock Incentive Plan for the Year 2004". The number of shares registered are 900,000,000 shares ("ESIP").

     The Company filed with the Securities and Exchange Commission ("SEC") on February 27, 2004 a Form S-8 notifying of a "Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004." The number of shares registered are 1,500,000,000. The Company has contracted with several consultants who will be paid out of this Plan during 2004.

     The Company filed with the Securities and Exchange Commission ("SEC") on March 17, 2004, a Form S-8 notifying of an "Employee Stock Incentive Plan for the Year 2004 No. 2". The number of shares registered are 2,000,000,000 shares.

     The Company is a defendant in a suit filed March 22, 2004 in the District Court of Clark County, Nevada, Case No. A-482523 filed by Perrin, Fordree & Company, P.C. Perrin Fordree is seeking $75,000 for accounting services which the plaintiff rendered primarily for TRSG Corporation, a former subsidiary of the Company. The Company presently is negotiating a settlement, as part of the obligation is the Company's.