Form 10QSB
period 2004-03-31
GATEWAY DISTRIBUTORS LTD
filed 2004-05-17
CIK 1062760

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________

                        COMMISSION FILE NUMBER: 000-27879

                           GATEWAY DISTRIBUTORS, LTD.
                 (Name of small business issuer in its charter)

            NEVADA                                        88-0301278
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

      3035 E. PATRICK LANE, SUITE 14,                       89120
            LAS VEGAS, NEVADA
(Address of principal executive offices)

                                 (702) 938-9316
                           (Issuer's telephone number)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2004, we had 7,371,182,084 shares of our common stock issued and outstanding.

     Transitional  Small  Business Disclosure Format (check one): Yes [ ] No [X]

                                          TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
     Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
          Balance Sheet as of March 31, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . .   2
          Statement of Operations for the 3 months ended March 31. 2003 and 2004. . . . . . . . .   3
          Statement of Cash Flows for the 3 months ended March 31. 2003 and 2004. . . . . . . . .   4
          Statement of Changes in Stockholders' Equity as of March 31, 2004 and December 31, 2003   5
          Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
     Item 2.  Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . . . .   9
     Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
     Item  1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
     Item  2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
     Item  3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . .  12
     Item  4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . .  12
     Item  5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
     Item  6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .  12
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 . . . . . . . . . . . . .  14
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 . . . . . . . . . . . . .  15
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 . . . . . . . . . . . . .  16
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 . . . . . . . . . . . . .  17

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.


                           GATEWAY DISTRIBUTORS, LTD.
                      UNAUDITED CONSOLIDATED BALANCE SHEET

ASSETS                                              MARCH 31, 2003
CURRENT ASSETS:
     Cash and cash equivalents                     $       875,518
     Accounts Receivable                                     3,967
     Receivable from Stock Sales                           332,915
     Inventories                                           296,929
                                                   ----------------
Total Current Assets                                     1,509,329
                                                   ----------------

PROPERTY & EQUIPMENT, at cost                              346,419
(Less) accumulated depreciation and amortization          (106,747)
                                                   ----------------
Total Fixed Assets                                         239,672
                                                   ----------------

OTHER ASSETS
     Goodwill, Trademarks & Formulas                       715,469
     Website                                                25,000
     Stock Investment - Non-Equity                          25,000
     Other Assets                                           68,430
                                                   ----------------
Total Other Assets                                         833,899
                                                   ----------------
Total Assets                                       $     2,582,900

                  LIABILITIES
CURRENT LIABILITIES:
   Current maturities of long-term debt            $     1,548,258
   Accounts payable:
       Trade                                               470,529
       Commissions                                         714,971
   Accrued expenses:
        Payroll and employee benefits                      163,914
        Payroll taxes                                      158,910
        Interest                                         1,274,850
        Other                                               37,795
                                                   ----------------
Total current liabilities                                4,369,227
                                                   ----------------
LONG-TERM DEBT                                             203,566
Total Liabilities                                        4,572,793
                                                   ----------------
STOCKHOLDERS' EQUITY (DEFICIENCY):
   Preferred stock - $.001 par value
         Authorized - 1,000,000 shares
         996,125 shares issued and outstanding                 996
   Common stock, - $.001 par value
         Authorized - 25,000,000,000 shares
         Issued and outstanding - 7,371,182,084          7,371,182
   Additional paid-in capital                            5,623,658
   Accumulated (deficit)                               (14,985,729)
                                                   ----------------
Total Equity (Deficiency)                               (1,989,893)
Total Liabilities & Equity (Deficiency)            $     2,582,900
                                                   ================

                      See Notes to the Financial Statements

                                    GATEWAY DISTRIBUTORS, LTD.
                           UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          3 Months Ended March 31,
                                                                           2004            2003
                                                                       -------------  ---------------
SALES                                                                  $    266,107   $      311,820

COST OF SALES                                                                44,300           63,060
                                                                       -------------  ---------------

GROSS PROFIT                                                                221,807          248,760
                                                                       -------------  ---------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
      Depreciation Expense                                                    5,000            6,299
      Services Paid with Stock Issuances                                  2,687,482          133,780
      Development of Jeunesse by Francois Product Line                      246,657                0
      All Other Selling, General and Administrative                         726,919          237,647
                                                                       -------------  ---------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        3,666,058          377,726

OTHER INCOME (EXPENSE):
      Interest  (Expense)                                                   (63,361)         (39,233)
                                                                       -------------  ---------------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX                        (3,507,612)        (168,199)

PROVISION FOR INCOME TAX                                               $          0   $            0

NET INCOME (LOSS)                                                       ($3,507,612)       ($168,199)
                                                                       =============  ===============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                                  ($0.00)          ($0.20)
                                                                       =============  ===============

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK (000 OMITTED)     7,371,182          840,665
                                                                       =============  ===============

                      See Notes to the Financial Statements

                                   GATEWAY  DISTRIBUTORS,  LTD.
                         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       3 Months Ended March 31,
                                                                           2004          2003
                                                                      --------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                               (3,507,612)   (168,199)
Adjustments to reconcile net (loss)
     to net cash from (to) operating activities:
     Stock issued for Services                                            2,687,487     133,780
     Stock Issued for Debt                                                        0       2,002
     Depreciation & Amortization Prop & Equip                                 5,000       7,269
Changes in operating assets and liabilities which increase
(decrease) cash flow:
     Accounts Receivable                                                        838           1
     Inventory                                                              (95,704)     18,313
     Prepaid Expenses and Other Current Assets                                    0           0
     Accounts Payable and Commissions                                       (83,940)     56,003
     Accrued Expenses                                                      (213,080)     (4,526)
                                                                      --------------  ----------
Net cash provided (used) from operating activities                       (1,207,011)     44,643
                                                                      ==============  ==========
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital (Outlays)/Disposals                                           (209,906)          0
     Purchase of Trademarks                                                 (55,373)          0
     Renegotiation of Purchase of Grandma Hammans                           (18,600)          0
     Other Assets                                                           (44,068)     (3,786)
                                                                      --------------  ----------
Net cash provided (used) from investing activities                         (327,947)     (3,786)
                                                                      ==============  ==========
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net Proceeds from Term Debt after Principal Payments                         0           0
     Principle Payment on Debts (over) net proceeds Term Debt              (174,703)    (28,989)
     Stock Sales for Cash; Net                                            2,421,989           0
                                                                      --------------  ----------
Net cash provided (used) from financing activities                        2,247,286     (28,989)
                                                                      ==============  ==========
NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                 712,328      11,868
CASH AND CASH EQUIVALENTS - Beginning of Period                             163,190         215
                                                                      --------------  ----------
CASH AND CASH EQUIVALENTS - End of Period                             $     875,518   $  12,083
                                                                      ==============  ==========
SUPPLEMENTAL DISCLOSURE
CASH PAID FOR:
  Interest                                                                   24,128      40,001
  Taxes                                                                           0           0
NON CASH INVESTING AND FINANCING ACTIVITIES
STOCK ISSUED FOR:
  Services                                                                2,587,487     133,780
  Debt Elimination                                                                0     275,803
CONTRIBUTION TO CAPITAL WITH NO STOCK ISSUED
Note Payable - Suburban                                                           0     500,000
  Paid off via stock value greater in 2003 than estimated in 2002 -
no additional stock issued in 2003

                      See Notes to the Financial Statements

                                                  GATEWAY DISTRIBUTORS, LTD.
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                     FOR THE PERIODS ENDED
                                      MARCH 31, 2004 (UNAUDITED) DECEMBER 31, 2003 (AUDITED)

                                      Preferred Stock                 Common Stock      Paid In Excess   Retained      Net Equity
                                      Par Value $0.001              Par Value $0.001        of Par       Earnings     (Deficiency)
                                    Shares         Amount         Shares        Amount                   (Deficit)
                                --------------  ------------  --------------  ----------  -----------  -------------  ------------

BALANCE - December 31, 2002               125   $         1         879,409   $      879  $ 4,520,713   ($9,754,654)  ($5,233,061)
                                ==============  ============  ==============  ==========  ============  ============  ============

Adjustment - Rounding Prior
  Stock Splits                                                        1,385            2           (2)                          0
Stock for Services -
  Preferred Stock                     726,000           725                                    71,875                      72,600
Stock for Services -
  Restricted Stock                                               56,000,000       56,000      (50,400)                      5,600
Stock for Services -
  Unrestricted Stock                                              9,697,065        9,697      464,191                     473,888
Cash                                                            552,554,600      552,555    1,335,952                   1,888,507
Debt - Accounts Payable                                              56,407           57        1,965                       2,022
Debt - Note Payable - Suburban                                        5,021            5      273,776                     273,781
Renegotiation Acquisition
   Grandma Hammans acquired
   2002                                                                (333)          (1)           1                           0
Note Payable - Suburban Paid
   Off Via Stock Sold In 2002
   By Suburban At a Value
   Greater In 2003 Than
   Was Estimated In 2002                                                  0            0      500,000                     500,000

(Loss) for the period                                                                                    (1,723,463)   (1,723,463)

BALANCE - December 31, 2003           726,125           726     619,193,554      619,194    7,118,071   (11,478,117)   (3,740,126)

Stock for Services -
  Restricted Stock                    270,000           270                                    26,730                      27,000
Stock for Services -
  Restricted Stock                                             3,500,000,000   3,500,000   (3,150,000)                    350,000
Stock for Services -
  Unrestricted Stock                                           1,222,811,130   1,222,811    1,087,676                   2,310,487
Stock for Cash                                                 2,029,177,400   2,029,177      541,181                   2,570,358

(Loss) for the period                                                                                    (3,507,612)   (3,507,612)

                                --------------  ------------  --------------  ----------  -----------  -------------  ------------
BALANCE - March 31, 2004              996,125   $       996   7,371,182,084   $7,371,182  $ 5,623,658  ($14,885,729)  ($1,989,893)
                                ==============  ============  ==============  ==========  ============  ============  ============

                      See Notes to the Financial Statements

                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 1 - BASIS OF PRESENTATION:

     The consolidated interim condensed financial statements at March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited, but include all adjustments, which the Company considers necessary for a fair presentation.

     The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2003. The accompanying consolidated unaudited interim financial statements for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles  of  Consolidation

     The accompanying consolidated financial statements include the accounts of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

NOTE 3 - LICENSING / PURCHASE AGREEMENT WITH THE CHELSEA COLLECTION INC.:

     The Company entered into a verbal agreement December 12, 2003 with The Chelsea Collection Inc, a Nevada corporation ("Chelsea Collection") which was finalized on March 15, 2004 and later clarified on a few points May 4, 2004. Chelsea Collection is a corporation owned equally by two officers of the Company and Francois Vautour, an unrelated third party of the Company. Chelsea Collection in an agreement dated November 25, 2003 acquired among other things from Francois Vautour and assigns for all worldwide, except for Romania, rights, trademarks, formulas and licenses of the Jeunesse by Fran ois Vautour and the GH3 skin care line.

     In the agreement the Company has with Chelsea Collection, the Company will have the opportunity to acquire the same Francois Vautour skin care line from Chelsea Collection for virtually the same price and terms as Chelsea Collection is buying it from Francois Vautour. The terms of the agreement involves a purchase price of $4,000,000 plus 15% of the gross sales less cost of goods sold. The purchase price is to be paid out of the revenue generated from the sale of the products in the skin care line. No title or ownership passes to the Company or to Chelsea Collection until the November 25, 2003 agreement between Chelsea Collection and Fran ois Vautour is paid in full, which will be accomplished at some point in the future. The Company is also obligated to develop and market the product and to manufacture the skin care line products and to carry an inventory of them.

     The Company is responsible for all product research and development for current and future marketing. All cost outlay through March 31, 2004 have been charged to the statement of operations as a selling, general and administrative expense. The January through March 2004, expense of the skin care line was $246,657.

NOTE 4 - EMPLOYEE STOCK INCENTIVE PLAN ("ESIP"):

     The Company has filed with the Securities and Exchange Commission ("SEC") since December 31, 2003, Form S-8s notifying of Employee Stock Incentive Plan ("ESIP") and its increases in stock approved to issue under the plan.

     During January through March 2004, the company issued the remaining 447,745,400 shares authorized out of the 1,000,000,000 shares approved in the ESIP Plan 2003. Also during January through March 2004, the company issued 2,581,432,000 shares out of the 2,900,000,000 total shares approved as of March 31, 2004 in the ESIP plans 2004. On April 22, 2004 the company approved an additional 2 billion shares be issued thru the ESIP plan 2004.

     The total net proceeds received from these stock issues during January through March 2004 are $2,310,487.

NOTE  5  -  RECEIVABLE  ESIP  STOCK  PLAN:

     Stock issues through the Employee Stock Incentive Plan (ESIP) are treated as sold in the period issued and are reported as a receivable rather than negative equity provided they are received before the financial statements are released. Funds to be received from the ESIP Plan were reported as of March 31, 2004 as "Receivable ESIP Stock Plan" as a current asset in the amount of $332,915. This amount is for stock issued by March 31, 2004, the sale proceeds of which are received by the Company during April 2004.

NOTE  6  -  NON-EMPLOYEE, DIRECTORS AND CONSULTANTS RETAINER STOCK PLAN ("RSP"):

     The Company has filed with the Securities and Exchange Commission ("SEC") since December 31, 2003, Form S-8s notifying of Non-Employee Directors and Consultants Retainer Stock Plan ("RSP") and its increases in stock approved to issue under the plan.

     Some services are provided and paid for by RSP stock issuances. During January through March 2004, the company issued the remaining 990,948,916 shares authorized out of the 1,000,000,000 shares approved in the RSP Plan 2003. Also during January through March 2004, the company issued 231,862,214 shares out of the 1,000,000,000 total shares approved as of March 31, 2004 in the RSP plans 2004. On April 22, 2004, the company approved an additional 2 billion shares to be issued thru the RSP plan 2004.

     The RSP shares issued during January through March 2004 were for a total value of $2,310,487, which is based on the market value at the time of issuance.

NOTE 7 - RESTRICTED STOCK ISSUED TO OFFICERS (RELATED PARTY TRANSACTIONS):

     During January through March 2004, the Company issued 3,500,000,000 shares of restricted common stock to officers. This restricted stock is not marketable. Consequently, no value can be determined for this restricted stock issued. However, a nominal amount of $350,000 has been assigned as the value for this non-marketable stock issued.

     During January through March 2004, the Company issued 270,000 shares of restricted preferred stock to officers. The Board of Directors approved preferred stock rather than common stock for compensation at a value of 1 share of preferred stock for 1,000 shares of common stock. This restricted stock is not marketable. Consequently, no value can be determined for this restricted stock issued. However, a nominal amount of $27,000 has been assigned as the value for this non-marketable stock issued.

NOTE  8  -  RECLASSIFICATION  AND  RESTATEMENTS:

     Selected items in the March 31, 2003 financial statements as previously reported have been reclassified and restated to be consistent with these unaudited financial statements as of March 31, 2004.

NOTE  9  -  SUBSEQUENT  EVENTS:

REAL  ESTATE  TRANSACTIONS  SINCE  MARCH  31,  2004
---------------------------------------------------

     On March 30, 2004, the Company purchased it's first of various real estate properties for $85,684 which is reported as part of Property and Equipment, at cost, on the balance sheet as of March 31, 2004. Up to May 5, 2004 the Company negotiated the purchase of three other properties plus one in negotiations with a deposit made. Some of these properties will be held for investment while others will be held and used by the Company in its operations. The Company has plans to create entities to own and manage these real estate properties.

     As of May 5, 2004, the Company has acquired the following real estate properties, since March 31, 2004:

                                                                                     Remaining
                                                                                     ----------
                                                                            Cost     Debt Owed
                                                                         ----------  ----------
Held for investment to dispose of within one year                        $  300,000  $        0
Resort lodge with the intention to bring into Operations - part of this may be identified later on as Long Term investment and not put into
operations - 66 2/3% joint owner with a third party                         934,000     734,000
Building with the intention to modify and move Operations into and
lease out portion - 50% joint owner with a third party                    1,220,000   1,170,000
                                                                         ----------  ----------
Total Committed                                                          $2,454,000  $1,904,000
                                                                         ==========  ==========

     The Company also has put a $10,000 deposit on an offer to purchase for $305,000 real estate to hold for investment less than one year.

     In the event the other 33 1/3% joint owner of the lodge defaulted, the Company would be liable for the remaining unpaid debt of $266,000.

     In the event the other 50% joint owner of the building the Company plans to move its operations into defaulted, the Company would be liable for his portion of the debt of $1,220,000. This property is expected to be closed by May 31, 2004.

OTHER
-----

     The Company filed with the Securities and Exchange Commission ("SEC") on April 22, 2004, a Form S-8 notifying of an "Employee Stock Incentive Plan for the Year 2004 No. 3" and a "Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004 No. 2". The numbers of shares registered are 2,000,000,000 shares each.

     On April 2, 2004, the Company entered into an agreement whereby retail product sales are promoted, new business is generated and recommendations are made for improving operations. The agreement is based on performance. So, Management is of the opinion the agreement at worst case, although not self-funding, would not have a significant negative cash impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS. FORWARD-LOOKING INFORMATION

     Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Securities
Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

     The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders, and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices.

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2003.

MANAGEMENT'S  PLAN  OF  OPERATION

     We were originally incorporated in the State of Nevada on May 26, 1993. Our principal executive office is located at 3035 East Patrick Lane, Suite 14, Las Vegas, Nevada 89120 and our telephone number is (702) 938-9316. We are a network marketing company that sells whole food nutrition, and health and dietary supplements throughout North America and Japan.

     On January 7, 2003, we created a new Nevada corporation, The Right Solution Gateway, as one of our wholly owned operating subsidiaries. This operating subsidiary bought the assets from us in exchange for 100% of its common stock.

     As a result of this transaction, we are now a holding company and do not have any direct operations. All of our operations are conducted through The Right Solution Gateway and Grandma Hamman's. Our products are marketed through retail sales and network marketing organizations within the United States and wholesale personal import sales outside of the United States.

     Network marketing enables our independent distributors in the United States to earn profits by selling our products to retail consumers. Distributors may also develop their own distributor downline organizations by sponsoring others to do business in any market where we operate, entitling the sponsors to receive overrides or commissions (cash incentives, including royalties and bonuses) on product sales within their downline organizations.

     Retail and store sales are completed through Grandma Hamman's, our wholly owned subsidiary.

     We market whole food products based on the proposition that pure, natural, unprocessed, unpreserved, unsprayed, simple, organic foods provide whole food nutrition. We believe that whole food nutrition is the key, the answer, and the solution to creating a long healthy life. The health care products that we sell are intended to provide nutritional supplementation to the product's users. Our products are not intended to diagnose, treat, cure or prevent any disease.

     On March 15, 2004 we entered into a Licensing and Purchase Agreement with The Chelsea Collection whereby we purchased the rights to Jeunesse products, owned by The Chelsea Collection for the purchase price of $4,000,000 plus 15% of all revenues, minus costs of goods, generated by the Jeunesse product line.

SUBSEQUENT  EVENT

     On April 15, 2004 we entered into an employment agreement with Tarun Mendiratta, an individual. Pursuant to the employment agreement, we will employ Mr. Mendiratta as manager of retail sales and marketing on an at-will basis. Mr. Mendiratta will receive a weekly salary of $3,000.00.

     On April 15, 2004 we entered into a consulting agreement with P2R, a New York corporation. Pursuant to the consulting agreement, P2R will provide consulting services to us for $12,000.00 per month. The agreement with P2R is on a month-to-month basis.

FIRST QUARTER COSTS AND CHANGES IN FINANCIAL CONDITIONS

RESULTS  OF  OPERATIONS

     Sales for the Three Months ended March 31, 2004, were $266,000 compared to $312,000 for the same period in 2003. The decrease in sales of approximately $46,000 is attributable to the sales volume drop in our subsidiary, Grandma Hamman's. This came about primarily from moving its operations from Wisconsin to Nevada and the reduction in telemarketing of its products. Costs of sales were $44,000 for the three months ended on March 31, 2004, compared to $63,000 for the comparable period in 2003. Cost of sales decreased by approximately $19,000 due primarily to the reduction in sales of Grandma Hamman's.

     Selling, general, and administrative expenses were $3,666,000 for the three months ended on March 31, 2004 and $378,000 for the comparable period in 2003, an increase of approximately $3,288,000. The primary reasons for the increases was a dramatic increase in services paid with stock issuances of $2,553,000, expenditures of $247,000 in the efforts to develop and ready to market the product line of Jeunesse by Francois which is a cosmetic line, an increase of professional services paid of $136,000, and an increase in marketing efforts of $355,000

     Net loss was $3,508,000 during the three months ended on March 31, 2004, compared to a net loss of $168,000 for the comparable period in 2003. Our increase in the operating loss for the three months ended March 31, 2004 of approximately $3,343,000 was primarily the result of the increases in services paid with stock issuances, product development of the Jeunesse by Francois cosmetic line, professional services paid, and marketing efforts.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We had a net working capital deficit of $2,860,000 at the end of March 31, 2004, as compared to a $4,284,000 deficit at the end of December 31, 2003. Our working capital deficit decreased $1,424,000 primarily as a result of raising additional capital through stock issues of $2,310,000. This provided the means to reduce current liabilities by $469,000, increase cash and cash equivalents by $876,000, increase receivable from stock sales by $148,000 and increase inventories by $96,000.

     Cash flow used in operations was $1,207,000 for the three months ended March 31, 2004, compared with cash flow provided in operations of $45,000 for the comparable period in 2003, a reduction of $1,207,000.

     Cash flows used in investing activities for the three months ended March 31, 2004 were $328,000, compared with cash used in investing activities of $4,000 for the comparable period in 2003, an increase in cash used in investing of $324,000.

     Cash flow received in financing activities was $2,247,000 for the three months ended March 31, 2004 as compared to cash used of $29,000 in the comparable period in 2003, an increase in cash received of $2,276,000.

IMPACT  OF  INFLATION

     We believe that inflation has had a negligible effect on our operations over the past two years. We believe that we can offset inflationary increases in the cost of materials and labor through increased sales and improved operating efficiency.

CAPITAL  EXPENDITURES

     We made approximately $210,000 and had $0 in capital expenditures in the three months ended March 31, 2004 and 2003 respectively.

GOING  CONCERN

     Our ability to continue as a going concern is an issue raised as a result of continued losses over the years. Our ability to continue as a going concern is subject to our ability to obtain a profit and/or obtaining the necessary funding from outside sources. Management is committed to taking the necessary steps to ensure that we continue as a going concern. Management's plan to address our ability to continue as a going concern includes: (1) obtaining additional funding from the sale of our securities; (2) increasing sales; (3) obtaining loans and grants from various financial institutions where possible. Although our management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

OFF-BALANCE  SHEET  ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

ITEM  3.  CONTROLS  AND  PROCEDURES.

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

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

     On August 13, 2003, Suburban Capital Corporation filed a civil action in the Circuit Court of DuPage County, Illinois against us and two of our officers, Richard Bailey and Florian Ternes. On December 15, 2003, U.S. District Judge

Charles R. Norgle, Sr., granted our Notice of Removal and removed the case to the United States District Court for the Northern District of Illinois.

     The action is styled Suburban Capital Corporation v Gateway Distributors, Ltd., Rick Bailey and Flo Ternes, and Neptune Communications, Case No. 03-CV-7559 (Norgle, J.).

     Suburban Capital's complaint alleges breach of contract and fraud claims. Suburban Capital seeks a declaratory judgment regarding the validity of an alleged advisor agreement with us, specific performance of that agreement and injunctive relief, including temporary restraining order as well as preliminary and permanent injunctions. The complaint seeks $550,000 together with its costs of enforcement including reasonable attorney's fees as well as punitive damages in the amount of $500,000.

     On November 17, 2003, we filed an answer and affirmative defenses which asserted that the Plaintiff's claims are barred by the principles of undue influence, duress, in pari delicto, estoppel, and illegality.

     On January 24, 2004, Judge Gottschall granted the Securities and Exchange Commission's motion for an order appointing a receiver over Suburban Capital Corporation in Securities and Exchange Commission v. Frank J. Custable, Jr., Sara Wetzel, Suburban Capital Corp., Francis Scott Widen, Wasatch Pharmaceutical, Inc., David Giles, Gary Heesch, Pacel Corp., David Calkins, Gateway Distributors, Ltd., Richard Bailey and ThermoElastic Technologies, Inc, Case No. 03-C-2182. T he court-appointed Receiver, Mark Toljanic, controls this claim.

     On March 12, 2004 the Parties agreed to a Scheduling Order and commenced discovery.

     The Parties were scheduled to appear before Judge Norgle on April 13, 2004 for a status hearing. The hearing has been postponed until further notice.

ITEM  2.  CHANGES  IN  SECURITIES.

          None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

          None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

          None.

ITEM  5.  OTHER  INFORMATION.

          None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits.

EXHIBIT NO.                           IDENTIFICATION OF EXHIBIT
-----------                           -------------------------

      3.1**  Articles of Incorporation
      3.2**  Bylaws
      10.1*  Licensing and Purchase Agreement with The Chelsea Collection.
      10.2*  Employment Agreement with Tarun Mendiratta.
      10.3*  Consulting Agreement with P2R.
      31.1*  Certification of Richard A. Bailey, Chief Executive Officer of Gateway Distributors, Ltd.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of
             2002.
      31.2*  Certification of Richard A. Bailey, Chief Financial Officer of Gateway Distributors, Ltd.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of
             2002.
      32.1*  Certification of Richard A. Bailey, Chief Executive Officer of Gateway Distributors, Ltd.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of
             2002.


      32.2*  Certification of Richard A. Bailey, Chief Financial Officer of Gateway Distributors, Ltd.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of
             2002.

__________
*     Filed  herewith.
**   Previously  filed.

(b)     Reports  on  Form  8-K.

     Form 8-K filed on February 24, 2004 regarding change in our control and change in our address and telephone number.

     Form 8-K filed on March 24, 2004 regarding change in our certifying accountant and the appointment of new accountant.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GATEWAY  DISTRIBUTORS,  LTD.

Dated May 17, 2004.

                                       By  /s/  Richard  A.  Bailey
                                           --------------------------
                                           Richard  A.  Bailey,
                                           President and Chief Executive Officer