Form 10QSB
period 2004-06-30
GATEWAY DISTRIBUTORS LTD
filed 2004-08-23
CIK 1062760

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2004, the issuer had 2,787,126,008 shares of its common stock and 2,996,125 shares of its preferred stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .3
   Item 2.  Management's Discussion and Analysis or Plan of Operation . . . . 10
   Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . 11
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 12
   Item  1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 12
   Item  2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . . 12
   Item  3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . 12
   Item  4.  Submission of Matters to a Vote of Security Holders. . . . . . . 12
   Item  5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . 12
   Item  6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 12
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 . . . 14 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 . . . 15 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 . . . 16
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 . . ..17

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

     The financial statements and related notes are included as part of this Quarterly Report as indexed in the appendix on pages F-1 through F-12.

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

     The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders; and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

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

     Our products are marketed through a network marketing system within the United States and wholesale personal export sales outside the United States. Network marketing enables our independent distributors in the United States to earn profits by selling our products to retail consumers. Distributors may also develop their own distributor downline organizations by sponsoring others to do business in any market where we operate, entitling the sponsors to receive overrides or commissions (cash incentives, including royalties and bonuses) on product sales within their downline organizations. We maintain a site on the World Wide Web at www.rightsolution.com.

     We believe that our network marketing system is ideally suited to our products, which emphasize a healthy lifestyle, because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, most of whom use our products themselves. Our network marketing system appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement family income, start a home-based business, or pursue employment opportunities other than conventional, full-time employment.

     We will continue to seek increased sales opportunities through our network marketing system by utilizing extensive training and motivational programs. We will also hold regional meetings throughout the United States.

We have engaged Jack Zufelt to oversee the training of our marketing and sales personnel. Our new starting kits have training material along with product which will allow the new distributor to get started quicker. In addition, Jack Zufelt will conduct conferences, seminars, and one-on-one training.

     We have recently acquired Jeunesse by Francois which are skin care products originally formulated 75 years ago in Romania. In the first half of 2004, an infomercial was produced to introduce the new product. This will allow us to expand our customer base and increase our sales.

     We extended our agreement with PT. Mahakam Beta Farma in Indonesia. They are purchasing our Body Gard product and are distributing it through their pharmacies throughout Indonesia.

     We anticipate continuing to expand our product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, our executives, staff, consultants, and outside parties.

SECOND QUARTER COSTS AND CHANGES IN FINANCIAL CONDITIONS

The balance of current assets at December 31, 2003 was $553,000 compared to a balance of $2,040,000 at June 30, 2004. The balance of current liabilities was $4,837,000 and $4,233,000, respectively, for the same period. The resulting current ratio at December 31, 2003 was 0.11 to 1. The current ratio at June 30, 2004 was .48 to 1. The current ratio indicates that our ability to pay our obligations has significantly improved over the course of the second quarter of 2004.

The balance of accounts receivable at June 30, 2004 was $4,077, a decrease of $728 from the period ended December 31, 2003. The receivables for all intents and purposes remained the same. The Company carries very little accounts receivable as it collects payment for products upon shipment except for a few customers in Grandma Hamman's that have a payment structure grandfathered in from the previous operator.

RESULTS OF OPERATIONS

Sales
-----

Sales for the Six Months ended June 30, 2004, were $499,000 compared to $588,000 for the same period in 2003. The decrease in sales of approximately $89,000 is attributable to the sales volume dropping in its subsidiary, Grandma Hamman's and the loss of two of the top selling products of The Right Solution Gateway (Trim Easy and Trim Easy Plus) due to changes in governmental regulations. The reduction in Grandma Hamman's sales came about primarily from moving its operations from Wisconsin to Nevada and the reduction in telemarketing of its products. Costs of sales were $90,000 for the Six Months ended on June 30, 2004, compared to $124,000 for the comparable period in 2003. Cost of sales decreased by approximately $34,000 due primarily to the reduction in sales. Sales for the Three Months ended June 30, 2004 of $233,000 are down $43,000 from the comparable Three Months ended June 30, 2003 of $276,000. Cost of Sales for the Three Months ended June 30, 2004 of $45,000 are down $16,000 from the same period 2003 of $61,000.

Gross Profit
------------

Gross profit decreased $54,000 for the six months ending June 30, 2004 compared to the six month ending June 30, 2003. The decline in gross profits for the six months ending June 30, 2004 and 2003 is consistent with the both three month periods ending June 30, 2004 and 2003, with the three months ending June 30, 2003. Each of the three months ending June 30, 2004 and 2003 are down $34,000, when taking the last three months as the average and comparing it to the respective six months ending June 30, 2004 and 2003. Management believes this most likely indicates the decline of sales and gross profits has leveled off and that the Company is more likely than not to now be positioned to experience an increase in sales and gross profits in the near future.

Selling, general and administrative expenses
--------------------------------------------

Selling, general, and administrative expenses were $6,321,000 for the Six Months ended on June 30, 2004 and $742,000 for the comparable period in 2003, an increase of approximately $5,579,000. The primary reasons for the increase was a dramatic increase in services paid with stock issuances of over $4,519,000 for product development, professional services and an increase in marketing efforts. Expenses were $3,118,000 for the Three Months ended on June 30, 2004 and $364,000 for the comparable period in 2003, an increase of approximately $2,754,000, again attributable to efforts of product development, professional services and marketing paid with Company stock.

Net loss was $6,037,000 during the Six Months ended on June 30, 2004, compared to a net loss of $363,000 for the comparable period in 2003. The Company's increase in the operating loss for the Six Months ended June 30, 2004 of approximately $5,674,000 was primarily the result of the increases in services paid with stock issuances for product development, professional services, and marketing efforts. Net loss for the Three Months ended June 30, 2004 of $2,993,000 has increased $2,798,000 from the comparable Three Months ended June 30, 2003 of $195,000.


While most of the increases in losses for the three and six month periods ending June 30, 2004 come for the payment of services with Company stock, an additional amount of about $1,000,000 comes from non stock issues, which will ultimately be out of cash. Out of the $1,000,000 non-stock expenditures, $321,000 was invested in the one product line of Jeunesse by Francois. This product as of August 17, 2004 was recently released for marketing, the results of which are too early to evaluate.

The remaining $679,000 non stock issued expenditures during the six months ended June 30, 2004 are primarily for: 1) an increase in payroll preparing and readying for the anticipated increase in sales activity and investments of the Company, 2) efforts in product development that are viable but not to the point where management has determined to capitalize, 3) product development that management has worked on and reached the conclusion to set aside for now or to abandon completely, and 4) internal and out of pocket costs associated with the acquisition of various real estate properties.

Management is confident that these efforts, which have been expensed, are the beginnings of an upward swing of the Company in its focus and in the direction the Company is moving. The Company is diversifying into other areas besides multi-level marketing and wholesale marketing of nutritional products. These other areas of focus the Company is moving into management believes will not compete with the marketing of nutritional products. Rather, management anticipates such efforts will lend economic stability to the Company and will help to provide the means and time to enhance the possibilities to enjoy financial success in the marketing of nutritional products.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2004, our current liabilities exceeded current assets in the amount of $2,192,532. We generated a cash flow deficit from operations of $2,856,620 for the six months ended June 30, 2004. Cash flow deficits from operating activities for the six months ended June 30, 2004 are primarily attributable to the development and marketing of new products and the loss of two of the top selling products (Trim Easy and Trim Easy Plus) due to changes in governmental regulations.

     We used for investing activities $2,757,883 of which $2,326,988 was used in acquiring real estate properties and $248,687 was used in "Product Development Awaiting Production", an "Other Asset".

     Cash flow provided from financing activities was $6,084,206 for the six months ended June 30, 2004. This was mainly from proceeds received from employees for stock options exercised during this period of $5,099,411 and an increase of $984,795 in term debt, mostly for the acquisition of real estate.

     As discussed by our accountants in the audited financial statements included in Item 7 of our Annual Report on Form 10-KSB, our revenue is currently insufficient to cover our costs and expenses. We anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

     While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development.

     By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits through the next 12 months. However, if thereafter we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, there could be a material adverse effect on our business, results of operations, liquidity and financial condition.

     We will continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

     Our independent certified public accountants have stated in their report included in our December 31, 2003 Form 10-KSB, that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

RECENT DEVELOPMENTS

     Effective June 28, 2004 we implemented a reverse split of our common stock on the basis of one post-consolidation share for each 900 pre-consolidation shares. Our trading symbol was changed to "GWAD.OB." Effective June 28, 2004 we also increased the number of our authorized shares of preferred stock from 1,000,000 to 200,000,000 shares.

     Each of these corporate actions was accomplished by filing the Articles of Amendment to our Articles of Incorporation with the Secretary of State of Nevada.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Reference is made to Item 1 of Part II of our Quarterly Report for the period ended March 31, 2004, filed with the Commission on May 17, 2004.

ITEM 2.  CHANGES IN SECURITIES.

     Please see information regarding reverse split of our common stock under "Recent Developments," above.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 28, 2004, at a special shareholders' meeting, our shareholders voted in favor of a resolution to amend our articles of incorporation to:

- Increase the authorized shares of our preferred stock from 1,000,000 to 200,000,000 shares; and

- Effect a reverse split of our common stock on the basis of one post-consolidation share for up to each 1,000 pre-consolidation shares to occur at some time within 12 months of June 28, 2004, with the exact time of the reverse split to be determined by the board of directors.

     The total number of votes cast in favor of each of the above proposals was 7,552,686,678 shares of our common stock, which number exceeded the majority of the issued and outstanding shares of our common stock on the record date required to pass the proposed amendments.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

EXHIBIT NO.  IDENTIFICATION OF EXHIBIT
-----------  -------------------------------------------------------------------------------------------------
  3.1**      Articles of Incorporation
  3.2*       Articles of Amendment to the Articles of Incorporation.
  3.3*       Articles of Amendment to the Articles of Incorporation.
  3.2**      Bylaws
  10.1*      Consulting Agreement between the Company and Jack M. Zufelt.
  10.2*      Consulting Agreement between the Company and Tarun Mendiratta.
  10.3*      Settlement Agreement between the Company, Herbally Yours, and Blaine Wendtland.
  31.1*      Certification of Richard A. Bailey, Chief Executive Officer of Gateway Distributors, Ltd.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
  31.2*      Certification of Richard A. Bailey, Chief Financial Officer of Gateway Distributors, Ltd.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
  32.1*      Certification of Richard A. Bailey, Chief Executive Officer of Gateway Distributors, Ltd.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
  32.2*      Certification of Richard A. Bailey, Chief Financial Officer of Gateway Distributors, Ltd.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002

__________
*    Filed  herewith.
**   Previously  filed.

(b)  Reports on Form 8-K.

     None.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GATEWAY DISTRIBUTORS, LTD.

Dated August 20, 2004.

                                   By  /s/  Richard A. Bailey
                                     -------------------------------------------
                                       Richard A. Bailey,
                                       President and Chief Executive Officer

                                    APPENDIX


ITEM 1.     FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Gateway Distributors, Ltd., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, interim, condensed, consolidated financial statements including a balance sheet for the Company as of the period ended June 30, 2004, and statements of operations, and statements of cash flows, for interim periods up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-12 and are incorporated herein by this reference.

BASIS  OF  PRESENTATION

The accompanying consolidated unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2003 and December 31, 2002. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter and period ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ended December 31, 2004. The financial statements are presented on the accrual basis.




     [THIS  SPACE  LEFT  BLANK  INTENTIONALLY]

                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES


                                  - CONTENTS -


                                                                PAGE NUMBER
                                                                -----------
Financial Statements:

   Balance Sheet                                                    F-1

   Statement of Operations                                          F-3

   Statement of Stockholders - Equity                               F-4

   Statement of Cash Flows                                          F-5

   Notes to Financial Statements                                    F-7

                  GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET

ASSETS                                                              June 30,
                                                                     2004
CURRENT ASSETS:
   Cash and cash equivalents                                      $  632,893
   Accounts Receivable                                                 4,077
   Receivable from Stock Sales                                       273,888
   Property Held for Short Term Investment                           770,715
   Inventories                                                       358,908
                                                                  -----------
                                            Total Current Assets  $2,040,481
                                                                  -----------

PROPERTY & EQUIPMENT
   Property and Equipment, at cost                                 2,468,001
   (Less) accumulated depreciation and amortization                 (122,984)
                                                                  -----------
                                      Total Property & Equipment  $2,345,017
                                                                  -----------


OTHER ASSETS
   Product Development Awaiting Production                           248,687
   Goodwill, Trademarks & Formulas                                   726,969
   Website                                                            25,000
   Stock Investment - Non-Equity                                      25,000
   Other Assets                                                      121,097
                                                                  -----------
                                              Total Other Assets  $1,146,753
                                                                  -----------

Total Assets                                                      $5,532,251
                                                                  ===========

                      See Notes to the Financial Statements

          GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED BALANCE SHEET

            LIABILITIES                       June 30,
                                               2004
CURRENT LIABILITIES:
Current maturities of long-term debt        1,546,662
Accounts payable:
  Trade                                       385,001
  Commissions                                 714,971
Accrued expenses:
  Payroll and employee benefits               142,897
  Payroll taxes                               153,069
  Interest                                  1,255,641
  Other                                        34,772
                                          ------------
Total current liabilities                   4,233,013
                                          ============

LONG-TERM DEBT                              1,364,660

                                          ------------
Total Liabilities                           5,597,673
                                          ============

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock - $.001 par value
  Authorized - 1,000,000 shares
  996,125 shares issued and outstanding           996
Common stock, - $.001 par value
  Authorized - 25,000,000,000 shares
  Issued and outstanding - 40,050,917          40,051
  Additional paid-in capital               17,409,356
  Accumulated (deficit)                   (17,515,825)

                                          ------------
Total Equity (Deficiency)                     (65,422)
                                          ------------

                                          ------------
Total Liabilities & Equity (Deficiency)     5,532,251
                                          ============

                      See Notes to the Financial Statements

                                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            3 Months      3 Months      6 Months      6 Months
                                                              Ended         Ended         Ended         Ended
                                                            June 30,      June 30,      June 30,      June 30,
                                                              2004          2003          2004          2003
                                                          -------------  -----------  -------------  -----------
SALES                                                     $    233,400   $  276,226   $    499,508   $  588,046

COST OF SALES                                                   45,840       61,725         90,140      124,785
                                                          -------------  -----------  -------------  -----------

GROSS PROFIT                                                   187,560      214,501        409,368      463,261
                                                          -------------  -----------  -------------  -----------

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES:
    Depreciation Expense                                        11,737            0         16,737            0
    Professional Services                                    1,169,299       93,940      1,193,948      262,139
    Development of Jeunesse by Francois Product Line            74,343            0        321,000            0
    Product Development                                        931,735                   3,299,663
    All Other Selling, General and Administrative              931,053      270,413      1,489,889      479,940
                                                          -------------  -----------  -------------  -----------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                     3,118,167      364,353      6,321,237      742,079

OTHER INCOME (EXPENSE):
    Loss on Sale of Assets                                      (1,774)           0         (1,774)           0
    Additional Loss Incurred on 2002 Sale of Subsidiary        (40,000)           0        (40,000)           0
    Interest Expense                                           (66,227)     (48,023)      (129,589)     (87,256)
    Other Income                                                44,635        2,203         45,524        2,203
                                                          -------------  -----------  -------------  -----------

                                                               (63,366)     (45,820)      (125,839)     (85,053)


NET INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAX                                                  (2,993,973)    (195,672)    (6,037,708)    (363,871)

PROVISION FOR INCOME TAX                                  $          0   $        0   $          0   $        0

                                                          -------------  -----------  -------------  -----------
NET INCOME (LOSS)                                          ($2,993,973)   ($195,672)   ($6,037,708)   ($363,871)
                                                          =============  ===========  =============  ===========



BASIC AND DILUTED EARNINGS (LOSS) PER
SHARE                                                           ($0.16)      ($0.13)        ($0.00)      ($0.05)
                                                          -------------  -----------  -------------  -----------

BASIC & DILUTED WEIGHTED AVERAGE SHARES
OF                                                              18,510    1,498,042     11,271,334    7,495,204
                                                          =============  ===========  =============  ===========
COMMON STOCK (000 OMITTED)

                      See Notes to the Financial Statements

                                           GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                      FOR THE PERIODS ENDED
                                 JUNE 30, 2004 (UNAUDITED) DECEMBER 31, 2003 AND 2002 (AUDITED)
                                           Preferred Stock        Common                 Paid In       Retained      Net Equity
                                                                  Stock                  Excess
                                          Par Value $0.001        Par Value $0.001       of Par        Earnings     (Deficiency)
                                           Shares    Amount      Shares      Amount                    (Deficit)
                                          --------  ---------  -----------  ---------  ------------  -------------  ------------
BALANCE - December 31, 2002                    125  $       1         977   $       1  $ 4,521,591    ($9,754,654)  ($5,233,061)
                                          ========  =========  ===========  =========  ============  =============  ============

Adjustment - Rounding Prior Stock Splits                                2           0            0                            0
Stock for Services - Preferred Stock       726,000        725                               71,875                       72,600
Stock for Services - Restricted Stock                              62,222          62        5,538                        5,600
Stock for Services - Unrestricted Stock                            10,775          11      473,877                      473,888
Cash                                                              613,950         614    1,887,893                    1,888,507
Debt - Accounts Payable                                                63           0        2,022                        2,022
Debt - Note Payable - Suburban                                          6           0      273,781                      273,781
Renegotiation Acquisition Grandma
   Hammans acquired 2002                                                0           0            0                            0
Note Payable - Suburban Paid Off
   Via Stock Sold In 2002 By Suburban                                  (2)
   At a Value Greater In 2003 Than
   Was Estimated In 2002                                                0           0      500,000                      500,000

(Loss) for the period                                                                                  (1,723,463)   (1,723,463)

                                          --------  ---------  -----------  ---------  ------------  -------------  ------------
BALANCE - December 31, 2003                726,125        726     687,993         688    7,736,577    (11,478,117)   (3,740,126)

Stock for Services - Restricted Stock      270,000        270                               26,730                       27,000
Stock for Services - Restricted Stock                           3,888,889       3,889      346,111                      350,000
Stock for Services - Unrestricted Stock                         1,358,678       1,358    2,309,129                    2,310,487
Stock for Cash                                                  2,254,642       2,255    2,568,103                    2,570,358

(Loss) for the period                                                                                  (3,507,612)   (3,507,612)

                                          --------  ---------  -----------  ---------  ------------  -------------  ------------
BALANCE - March 31, 2004                   996,125        996   8,190,202       8,190   12,986,650    (14,985,729)   (1,989,893)

Assigned Value of Restricted Stock
     Preferred Stock $270, not $27,000                                                     (26,730)                     (26,730)
     Common Stock $3,500, not $350,000                                                    (346,500)                    (346,500)

Reduction of Loss for the period
     Preferred Stock for Services                                                                          26,730        26,730
     Common Stock for Services                                                                            346,500       346,500
     Capitalized as Product Development
           Awaiting Production                                                                             90,647        90,647

Adjusted (Loss) for the period                                                                         (3,043,735)

                                          --------  ---------  -----------  ---------  ------------  -------------  ------------
BALANCE - June 30, 2004                    996,125        996   8,190,202       8,190   12,613,420    (14,521,852)   (1,899,246)

Stock for Services - Preferred Stock             0          0                                                                 0
Stock for Services - Restricted Stock                          16,975,064      16,975      (12,785)                       4,190
Stock for Services - Unrestricted Stock                         7,783,210       7,784    2,197,428                    2,205,212
Stock for Cash                                                  7,102,441       7,102    2,611,293                    2,618,395

(Loss) for the period                                                                                  (2,993,973)   (2,993,973)

                                          --------  ---------  -----------  ---------  ------------  -------------  ------------
BALANCE - June 30, 2004                    996,125  $     996  40,050,917   $  40,051  $17,409,356   ($17,515,825)     ($65,422)
                                          ========  =========  ===========  =========  ============  =============  ============

                      See Notes to the Financial Statements

                         GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                       UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            6 Months Ended    6 Months Ended
                                                               June 30,          June 30,
                                                                 2004              2003
                                                           ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                      (6,037,708)         (363,871)
Adjustments to reconcile net (loss)
     to net cash from (to) operating activities:
     Stock issued for Services                                   4,523,659            23,606
     Loss on Sale of Fixed Assets                                        0            36,926
     Depreciation & Amortization Prop & Equip                       16,737            25,197

Changes in operating assets and liabilities which
  increase (decrease) cash flow:
     Accounts Receivable                                               728              (777)
     Inventory                                                    (157,683)           48,274
     Properties Held for Short Term Investment                    (770,715)
     Prepaid Expenses and Other Current Assets                           0            (1,639)
     Accounts Payable and Commissions                             (169,468)          (35,436)
     Accrued Liabilities                                          (262,170)           57,067

                                                           ----------------  ----------------
Net cash provided (used) from operating activities              (2,856,620)         (210,653)
                                                           ================  ================

CASH FLOWS FROM INVESTING ACTIVITIES:
     Product Development Awaiting Production                      (248,687)                0
     Capital (Outlays)/Disposals                                (2,326,988)          (50,435)
     Purchase of Trademarks                                        (66,873)                0
     Renegotiation of Purchase of Grandma Hammans                  (18,600)         (217,500)
     Other Assets                                                  (96,735)          (78,642)

                                                           ----------------  ----------------
Net cash provided (used) from investing activities              (2,757,883)         (346,577)
                                                           ================  ================

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Term Debt after Principal Payments               984,795                 0
Principle Payment on Debts (over) net proceeds Term Debt                 0           155,042
Stock Sales for Cash; Net                                        5,099,411           416,301

                                                           ----------------  ----------------
Net cash provided (used) from financing activities               6,084,206           571,343
                                                           ================  ================

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                        469,703            14,113

CASH AND CASH EQUIVALENTS - Beginning of Period                    163,190               215
                                                           ----------------  ----------------

                                                           ----------------  ----------------
CASH AND CASH EQUIVALENTS - End of Period                  $       632,893   $        14,328
                                                           ================  ================

                            GATEWAY DISTRIBUTORS, LTD
            UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

                                              6 Months Ended  6 Months Ended
                                                 June 30,        June 30,
                                                   2004            2003
                                              --------------  --------------
SUPPLEMENTAL DISCLOSURE

CASH PAID FOR:
  Interest                                            54,628          78,466
  Taxes                                                    0               0


NON CASH INVESTING AND FINANCING ACTIVITIES

STOCK ISSUED FOR:
  Services                                         4,523,659          23,606


CONTRIBUTION TO CAPITAL WITH NO STOCK ISSUED

Note Payable - Suburban
  Paid off via stock value greater in 2003
  than estimated in 2002 - no additional
  stock issued in 2003                                     0               0


                      See Notes to the Financial Statements

                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 1 - BASIS OF PRESENTATION:

     The consolidated interim condensed financial statements at June 30, 2004 and for the six months ended June 30, 2004 and 2003 are unaudited, but include all adjustments, which the Company considers necessary for a fair presentation.

     The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2003. The accompanying consolidated unaudited interim financial statements for the six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results which can be expected for the entire year.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles  of  Consolidation

     The Company has the following wholly owned subsidiaries:

          The  Right  Solution  Gateway  (multilevel marketing and retail sales)

          Grandma  Hammans  Specialty  Foods  (wholesale  sales)

          Gateway Venture Holdings, Inc. (a Nevada Corporation organized April 30, 2004 to house and manage the real estate and vehicles of the Company)

          Aspen Cove Resorts, Inc (a Nevada Corporation organized April 30,2004 to operate the Aspen Cove Resort.)

     The Company also owns 51% interest in the following company, which is consolidated into the unaudited financial statements:

          Quality Distribution Services of Arizona, Inc (a Nevada Corporation organized June 7, 2004 as a wholesale distributor of non-alcoholic beverages. As of June 30, 2004 no operating activity has occurred, so no minority interest has been recognized in the financial statements.)

     The accompanying consolidated financial statements include the accounts of its subsidiaries. All significant intercompany balances and transactions have been eliminated.


NOTE 3 - LICENSING / PURCHASE AGREEMENT WITH THE CHELSEA COLLECTION INC.:

     The Company entered into a verbal agreement December 12, 2003 with The Chelsea Collection Inc, a Nevada corporation ("Chelsea Collection") which was finalized on March 15, 2004 and later clarified on a few points May 4, 2004. Chelsea Collection is a corporation owned equally by two officers of the Company and Francois Vautour, an unrelated third party of the Company. Chelsea Collection in an agreement dated November 25, 2003 acquired among other things from Francois Vautour and assigns, except for Romania, all worldwide rights, trademarks, formulas and licenses of the Jeunesse by Fran ois Vautour and the GH3 skin care line.

     In the agreement the Company has with Chelsea Collection, the Company will have the opportunity to acquire the same Francois Vautour skin care line from Chelsea Collection for virtually the same price and terms as Chelsea Collection is buying it from Francois Vautour. The terms of the agreement involves a purchase price of $4,000,000. Payment are computed based on15% of the gross sales less cost of goods sold with a minimum weekly payment. The minimum weekly payment presently is $7,500 and continues at $7,500 through November 2004 when it increases an additional $2,500 per week, or $10,000 a week. Once the purchase price is paid, then a royalty of up to 15% of the gross sales less cost of goods sold steps into place and continues thereafter. The cost outlays have been charged to the statement of operations as a selling, general and administrative expense. The January through March 2004 cost of the skin care line is $156,000 and from April through June 2004 is 165,000 for a total of $321,000.

     No title or ownership passes to the Company or to Chelsea Collection until the November 25, 2003 agreement between Chelsea Collection and Fran ois Vautour is paid in full, the payment of which is described in the prior paragraph. The Company has opted not to capitalize the purchase price.

     The Company is responsible for all product research and development for current and future marketing as well as carrying inventory. A portion of the cost outlays through June 30, 2004 have been charged to the balance sheet as an asset under product development awaiting production for $168,512.

NOTE 4 - REVERSE STOCK SPLIT:

     On June 28, 2004, the Company did a 900 for 1 reverse stock split. The financial statements have reflected this reverse stock split retroactively to inception.

NOTE 5 - EMPLOYEE STOCK INCENTIVE PLAN ("ESIP"):

     Since March 31, 2004 the Company has filed with the Securities and Exchange Commission ("SEC") Forms S-8 notifying of Employee Stock Incentive Plan ("ESIP") and its increases in stock approved to issue under the 2004 plan.

     During January through March 2004 the Company issued the remaining 447,745,400 shares authorized out of the 1 billion shares approved in the ESIP Plan 2003. Also, during January through March 2004 the Company issued 1,581,362,000 shares and during April through June 2004 the Company issued 5,944,765,700 shares out of the ESIP plan 2004. During April through June 2004 the Company approved an additional 7.3 billion shares for a total of
     10.2 billion shares authorized to be issued thru the ESIP plan 2004, including amendments, of which 7,526,127,700 shares have been issued out of the ESIP Plan 2004 as of June 30, 2004 leaving 2,673,872,300 authorized shares available to issue.

     The total net proceeds received from these stock issues during January through March 2004 and April through June 2004 are $2,570,358 and $2,618,395 respectively, for a total of $5,188,753 as of June 30, 2004.


NOTE 6 - RECEIVABLE ESIP STOCK PLAN:

     Stock issues through the Employee Stock Incentive Plan (ESIP) are treated as sold in the period issued and are reported as a receivable rather than negative equity provided the proceeds are received before the financial statements are released. Funds to be received from the ESIP Plan were reported as of June 30, 2004 as "Receivable ESIP Stock Plan" as a current asset in the amount of $273,888. This amount is for stock issued by June 30, 2004, the sale proceeds of which are received by the Company during July 2004.

NOTE 7 - NON-EMPLOYEE, DIRECTORS AND CONSULTANTS RETAINER STOCK PLAN ("RSP"):

     The Company has filed with the Securities and Exchange Commission ("SEC") since March 31, 2004 amended Forms S-8 notifying of Non-Employee Directors and Consultants Retainer Stock Plan ("RSP") and its increases in stock approved to issue under the 2004 plan.

     Some services are provided and paid for by RSP stock issuances. During January through March 2004 the company issued the remaining 990,448,916 shares authorized out of the 1 billion shares approved in the RSP Plan 2003. Also, during January through March 2004 the company issued 232,432,214 shares and during April through June 2004 the Company issued 4,684,098,916 shares out of the RSP plan 2004. During April through June 2004 the company approved an additional 5 billion shares for a total of 6.5 billion shares authorized to be issued thru the RSP plan 2004. As of June 30, 2004 there remained a total of 1,583,468,870 authorized shares available to issue.

     The RSP shares issued during January through March 2004 and April through June 2004 for a value of $2,310,487 and $2,205,212 respectively, for a total of $4,515,699 as of June 30, 2004. These values were based on the market value at the time the stock is available for sale, estimated at approximately 15 days after the date authorized to issue.

NOTE 8 - RESTRICTED STOCK ISSUED TO CONSULTANTS:

     During April through June 2004, the Company issued 5,556 restricted shares, to a consultant for services rendered. Restricted stock has no measurable value. However, $3,500 was assigned as a value for this stock.

NOTE 9 - RESTRICTED STOCK ISSUED TO OFFICERS (RELATED PARTY TRANSACTIONS):

     During January through March 2004 and April through June 2004, the Company issued 3,888,889 and 16,975,064 shares respectively, for a total of 20,863,953 of restricted common stock to officers. This restricted stock is not marketable. Consequently, no value can be determined for this restricted stock issued. However a nominal amount of $3,500 from January through March 2004 and $690 from April through June 2004 has been assigned as the value for this non-marketable stock issued.

     During January through March 2004, the Company issued 270,000 shares of restricted preferred stock to officers. The Board of Directors approved preferred stock rather than common stock for compensation. Preferred stock is negotiable at a value of 1 share of preferred stock for 1,000 shares of common stock. This restricted stock is not marketable. Consequently, no value can be determined for this restricted stock issued. However a nominal amount of $270 has been assigned as the value for this non-marketable stock issued.

NOTE 10 - NEPOTISM DISCLOSURE (RELATED PARTY TRANSACTIONS):

     The daughter of the Chief Executive Officer works as Marketing Representative and the son of the Chief Operations Officer serves as Vice President of Operations with additional responsibilities in Information Technology. Other children of the officers work part time for the Company in non-managerial positions.

NOTE 11 - RECLASSIFICATION AND RESTATEMENTS:

     Selected items in the June 30, 2003 and March 31, 2004 financial statements as previously reported have been reclassified and restated to be consistent with the unaudited financial statements as of June 30, 2004.

     In the case of the March 31, 2004 unaudited financial statements management identified the value assigned for restricted preferred and common stock was computed incorrectly. The restricted preferred stock should be valued at $270 instead of $27,000 and the restricted common stock should be valued at $3,500 instead of $350,000. Presented as part of this Note is the correction this computational error had on the Statement of Operations for the three months ended March 31, 2004. Refer to the Consolidated Statement of Stockholder's Equity (Deficiency) for the impact on equity.

                        GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
             RESTATEMENT OF THE UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                             THREE MONTHS ENDED MARCH 31, 2004

                                                            As Corrected     As Originally
                                                             with these        Reported
                                                           March 31, 2004
                                                             Financial
                                                             Statements
                                                          ----------------  ---------------
SALES                                                     $       266,108   $      266,107

COST OF SALES                                                      44,300           44,300
                                                          ----------------  ---------------

GROSS PROFIT                                                      221,808          221,807
                                                          ----------------  ---------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
    Depreciation Expense                                            5,000            5,000
    Professional Services                                          24,649        2,687,482
    Development of Jeunesse by Francois Product Line              246,657          246,657
    Product Development                                         2,367,928                0
    All Other Selling, General and Administrative                 558,836          726,919
                                                          ----------------  ---------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                        3,203,070        3,666,058

OTHER INCOME (EXPENSE):
    Loss on Sale of Assets                                              0
    Additional Loss Incurred on 2002 Sale of Subsidiary                 0
    Interest Expense                                              (63,362)         (63,361)
    Other Income                                                      889
                                                          ----------------  ---------------

                                                                  (62,473)         (63,361)


NET INCOME (LOSS) BEFORE PROVISION FOR INCOME
TAX                                                            (3,043,735)      (3,507,612)

PROVISION FOR INCOME TAX                                  $             0   $            0

NET INCOME (LOSS)                                             ($3,043,735)     ($3,507,612)
                                                          ================  ===============


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                        ($0.00)          ($0.00)
                                                          ================  ===============

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF                      6,111,088        7,371,182
                                                          ================  ===============
COMMON STOCK (000 OMITTED)



NOTE 12- PURCHASE OF REAL ESTATE AND TRANSPORTATION EQUIPMENT:

     As of June 30, 2004, the Company has purchased various real estate properties. Some of these properties are held for investment while others are held and used by the Company in its operations.

     The Company created Gateway Venture Holdings, Inc ("Gateway Ventures"), a wholly owned subsidiary, designed to own the real estate properties of the Company.

     One of these properties is a 50% ownership in Aspen Cove Resort, located in a pristine area of southwestern Utah. (The Company had previously reported in the SEC Form 10-QSB filing for March 31, 2004 that the ownership held by the Company was 66 2/3% rather than 50%.) The Company has created Aspen Cove Resort, Inc, a wholly owned subsidiary, to manage the operations of the Aspen Cove Resort. In agreement with the other party owning Aspen Cove Resort (the property), the Company and the other party share equally the profits and losses of Aspen Cove Resort, Inc. (the operations) after all expenses of operations.

     The Company also purchased a 50% ownership interest in some commercial properties in the southeastern part of Las Vegas, Nevada. The Company has identified this property as its future office and warehouse facilities.

     The Company has also purchased other real estate properties that are reported as part of Property and Equipment, at cost, on the balance sheet as of June 30, 2004. The Company has also purchased vehicles and other transportation equipment, some of which are in conjunction with the purchase of some of the real estate purchases.

     As of June 30, 2004 the Company has acquired the following real estate properties and transportation equipment, all in 2004 (no additional acquisitions have occurred since June 30, 2004):


                                                                      Remaining
                                                        Cost          Debt Owed
                                                     ----------       ----------

     CURRENT ASSETS

       Property Held for Short Term Investment       $  770,715       $        0

     PROPERTY & EQUIPMENT

       Aspen Cove Resort (50% ownership)                723,891          493,505

       Future Offices and Warehouse of the
       Company (50% ownership)                        1,234,326          915,000

       All Other Real Estate                            103,544                0

       Vehicle & Other Transportation Equipment         241,763                0
                                                     ----------       ----------

       Total                                         $3,074,239        1,408,505
                                                     ==========       ==========


     If  the  other  party  defaulted on its share of the debt of the Aspen Cove
     Resort, as well as the Future Offices and Warehouse of the Company, the Company would then take over the other 50% ownership of the assets and own all such assets and all of its related debts. If this were to happen, then as of June 30, 2004 the additional cost of the properties of $1,958,217 would be added to the value of the properties and offset with an additional debt of $1,408,505, thus adding approximately $550,000 net value to the financial picture of the Company.

     With this in mind, the Company has no off-balance sheet arrangements.

NOTE 13- INVESTMENT IN SHORT TERM SECURITIES:

     The Company purchased stock in an unrelated company as a short term investment for $25,000. As of June 30, 2004 the market value of these securities approximates $5,000. Gain or loss on this investment will be recognized at the time of sale or at year end, which ever comes first.

NOTE 14- INVESTMENT IN PROJECTS:

     As of June 30, 2004 the Company has invested in various projects. Some of these projects the Company has determined are worth pursuing and are expected to be profitable while others the Company has determined to set aside and to pursue no further. Many of these projects involved finders' fees and other consulting fees that were paid with free trading common stock of the Company. This common stock is issued by the Company under its Non-Employee, Directors and Consultants Retainer Stock Plan ("Plan").

     As discussed in a prior footnote, the stock issued under the Plan is unrestricted and is issued as "S-8" stock as defined by the Securities and Exchange Commission ("SEC"). It is management's opinion that such stock (S-8 stock) cannot be issued for assets. Therefore, the value of such stock has been expensed when perhaps it could have been capitalized. Should management determine at a later date that costs paid towards projects that were paid with S-8 stock should have been capitalized, then the Company will take such costs presently recognized as expenses and reclassify them as assets.

     The most significant projects the Company has invested in this year through June 30, 2004 are:

                                                       Project Development
                                          ------------------------------------------------
                                           Product Developed
                                          Awaiting Production      Expensed as Part of
                                          As An "Other Asset"    General & Administrative
                                           (All Paid In Cash)     (Paid in Cash & Stock)
                                          --------------------  --------------------------

Jeunesse by Francois - initial
  development costs                                    168,512                     321,000

Finders fees for real estate
  transactions                                                                      72,600

IGIA Product                                                                       615,600

Pete Rose Product line                                  80,175                   1,465,539

Zufelt Marketing Strategies                                                         29,340

Distributor Recruitment                                                             27,000

All other projects - future or abandoned                                         1,218,524
                                          --------------------  --------------------------

        Total                                          248,687  $                3,749,603
                                          --------------------  --------------------------

     When the costs capitalized here are put into production, then they will be reclassified to inventory and such costs will be amortized using the unit-of-production of accounting.

NOTE 15- SUBSEQUENT EVENTS:

     OTHER
     -----

     The Company has invested $250,000 in a marketing program to be developed to recruit distributors.