Form 10QSB/A
period 2004-06-30
GATEWAY DISTRIBUTORS LTD
filed 2004-09-02
CIK 1062760

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                AMENDMENT NO. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________

                        COMMISSION FILE NUMBER: 000-27879


                           GATEWAY DISTRIBUTORS, LTD.
                 (Name of small business issuer in its charter)

               NEVADA                                       88-0301278
    (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                     Identification No.)

    3035 E. PATRICK LANE, SUITE 14,                               89120
            LAS VEGAS, NEVADA                                  (Zip Code)
 (Address of principal executive offices)

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

                                EXPLANATORY NOTE

     On  August  23,  2004  we filed with the Securities and Exchange Commission
(SEC) our quarterly report on Form 10-QSB for the quarterly period ended June 30, 2004. This quarterly report on Form 10-QSB/A is being filed to:

- Amend the number of authorized preferred shares, which was incorrectly stated as 1,000,000 in the June 30, 2004 Consolidated Balance Sheet, to 200,000,000.

     IT IS IMPORTANT TO NOTE THAT THIS RESTATED FILING DOES NOT HAVE A MATERIAL EFFECT ON OUR FINANCIAL STATEMENTS AND ACCOMPANYING NOTES FOR THE THREE MONTHS ENDED JUNE 30, 2004.

     Except as described above, no other changes have been made to our Quarterly Report on Form 10-QSB. For the convenience of the reader and as required under SEC rules, this Form 10-QSB/A sets forth the complete text of Item 1 rather than just the amended portions thereof. To preserve the nature and character of the disclosures set forth in these Items as originally filed, this Form 10-QSB/A continues to speak as of August 23, 2004, and we have not updated the disclosures in this Form 10-QSB/A to speak as of a later date or to reflect events which occurred at a later date. For Items not modified herein, reference should be made to our Quarterly Report on Form 10-QSB as filed with the SEC on August 23, 2004. The filing of this Form 10-QSB/A is not an admission that our Quarterly Report on Form 10-QSB, when made, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . .  2
    Item  2.  Management's Discussion and Analysis or Plan of Operation  2
    Item  3.  Controls and Procedures. . . . . . . . . . . . . . . . .   2
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  2
    Item  1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .  2
    Item  2.  Changes in Securities . . . . . . . . . . . . . . . . . .  2
    Item  3.  Defaults Upon Senior Securities . . . . . . . . . . . . .  2
    Item  4.  Submission of Matters to a Vote of Security Holders . . .  3
    Item  5.  Other Information . . . . . . . . . . . . . . . . . . . .  3
    Item  6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .  3
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002  4
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002  5
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002  6
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002  7

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
Preferred stock - $.001 par value
  Authorized - 200,000,000 shares
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
                                            ============

           See Notes to the Financial Statements

                                    GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                                    UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              3 Months     3 Months       6 Months      6 Months
                                                               Ended         Ended         Ended         Ended
                                                              June 30,      June 30,       June 30,     June 30,
                                                                2004          2003          2004          2003
                                                            -------------  -----------  -------------  -----------

SALES                                                       $    233,400   $  276,226   $    499,508   $  588,046

COST OF SALES                                                     45,840       61,725         90,140      124,785
                                                            -------------  -----------  -------------  -----------

GROSS PROFIT                                                     187,560      214,501        409,368      463,261
                                                            -------------  -----------  -------------  -----------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Depreciation Expense                                            11,737            0         16,737            0
  Professional Services                                        1,169,299       93,940      1,193,948      262,139
  Development of Jeunesse by Francois Product Line                74,343            0        321,000            0
  Product Development                                            931,735    3,299,663
  All Other Selling, General and Administrative                  931,053      270,413      1,489,889      479,940
                                                            -------------  -----------  -------------  -----------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE                      3,118,167      364,353      6,321,237      742,079
EXPENSES

OTHER INCOME (EXPENSE):
  Loss on Sale of Assets                                          (1,774)           0         (1,774)           0
  Additional Loss Incurredon 2002 Sale of Subsidiary             (40,000)           0        (40,000)           0
  Interest Expense                                               (66,227)     (48,023)      (129,589)     (87,256)
  Other Income                                                    44,635        2,203         45,524        2,203
                                                            -------------  -----------  -------------  -----------

                                                                 (63,366)     (45,820)      (125,839)     (85,053)


NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX             (2,993,973)    (195,672)    (6,037,708)    (363,871)

PROVISION FOR INCOME TAX                                    $          0   $        0   $          0   $        0

                                                            -------------  -----------  -------------  -----------
NET INCOME (LOSS)                                            ($2,993,973)   ($195,672)   ($6,037,708)   ($363,871)
                                                            =============  ===========  =============  ===========


BASIC AND DILUTED EARNINGS (LOSS) PER                             ($0.16)      ($0.13)        ($0.00)      ($0.05)
SHARE                                                       -------------  -----------  -------------  -----------

BASIC & DILUTED WEIGHTED AVERAGE SHARES                           18,510    1,498,042     11,271,334    7,495,204
OF                                                          =============  ===========  =============  ===========
COMMON STOCK (000 OMITTED)

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

                                          Preferred Stock     Common                     Paid In      Retained      Net Equity
                                                              Stock                      Excess
                                          Par Value $0.001    Par Value $0.001           of Par       Earnings     (Deficiency)
                                           Shares    Amount      Shares      Amount                   (Deficit)
                                          ---------  -------  ------------  --------  ------------  -------------  ------------
BALANCE - December 31, 2002                     125  $     1           977   $     1  $ 4,521,591    ($9,754,654)  ($5,233,061)
                                          =========  =======  ============  ========  ============  =============  ============

Adjustment - Rounding Prior Stock Splits                                 2         0            0                            0
Stock for Services - Preferred Stock        726,000      725                               71,875                       72,600
Stock for Services - Restricted Stock                               62,222        62        5,538                        5,600
Stock for Services - Unrestricted Stock                             10,775        11      473,877                      473,888
Cash                                                               613,950       614    1,887,893                    1,888,507
Debt - Accounts Payable                                                 63         0        2,022                        2,022
Debt - Note Payable - Suburban                                           6         0      273,781                      273,781
Renegotiation Acquisition Grandma
  Hammans acquired 2002                                                  0         0            0                            0
Note Payable - Suburban Paid Off
  Via Stock Sold In 2002 By Suburban                                    (2)
  At a Value Greater In 2003 Than
  Was Estimated In 2002                                                  0         0      500,000                      500,000

(Loss) for the period                                                                                 (1,723,463)   (1,723,463)

                                          ---------  -------  ------------  --------  ------------  -------------  ------------
BALANCE - December 31, 2003                 726,125      726       687,993       688    7,736,577    (11,478,117)   (3,740,126)

Stock for Services - Restricted Stock       270,000      270                               26,730                       27,000
Stock for Services - Restricted Stock                            3,888,889     3,889      346,111                      350,000
Stock for Services - Unrestricted Stock                          1,358,678     1,358    2,309,129                    2,310,487
Stock for Cash                                                   2,254,642     2,255    2,568,103                    2,570,358

(Loss) for the period                                                                                 (3,507,612)   (3,507,612)

                                          ---------  -------  ------------  --------  ------------  -------------  ------------
BALANCE - March 31, 2004                    996,125      996     8,190,202     8,190   12,986,650    (14,985,729)   (1,989,893)

Assigned Value of Restricted Stock
    Preferred Stock $270, not $27,000                                                     (26,730)                     (26,730)
    Common Stock $3,500, not $350,000                                                    (346,500)                    (346,500)

Reduction of Loss for the period
    Preferred Stock for Services                                                                          26,730        26,730
    Common Stock for Services                                                                            346,500       346,500
    Capitalized as Product Development
      Awaiting Production                                                                                 90,647        90,647

Adjusted (Loss) for the period                                                                        (3,043,735)

                                          ---------  -------  ------------  --------  ------------  -------------  ------------
BALANCE - June 30, 2004                     996,125      996     8,190,202     8,190   12,613,420    (14,521,852)   (1,899,246)

Stock for Services - Preferred Stock              0        0                                                                 0
Stock for Services - Restricted Stock                           16,975,064    16,975      (12,785)                       4,190
Stock for Services - Unrestricted Stock                          7,783,210     7,784    2,197,428                    2,205,212
Stock for Cash                                                   7,102,441     7,102    2,611,293                    2,618,395

(Loss) for the period                                                                                 (2,993,973)   (2,993,973)

                                          ---------  -------  ------------  --------  ------------  -------------  ------------
BALANCE - June 30, 2004                     996,125  $   996    40,050,917   $40,051  $17,409,356   ($17,515,825)     ($65,422)
                                          =========  =======  ============  ========  ============  =============  ============

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


NOTE 3 -  LICENSING  /  PURCHASE  AGREEMENT  WITH  THE CHELSEA COLLECTION INC.:

          The Company entered into a verbal agreement December 12, 2003 with The Chelsea Collection Inc, a Nevada corporation ("Chelsea Collection") which was finalized on March 15, 2004 and later clarified on a few points May 4, 2004. Chelsea Collection is a corporation owned equally by two officers of the Company and Francois Vautour, an unrelated third party of the Company. Chelsea Collection in an agreement dated November 25, 2003 acquired among other things from Francois Vautour and assigns, except for Romania, all worldwide rights, trademarks, formulas and licenses of the Jeunesse by Francois Vautour and the GH3 skin care line.

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

          No title or ownership passes to the Company or to Chelsea Collection until the November 25, 2003 agreement between Chelsea Collection and Francois Vautour is paid in full, the payment of which is described in the prior paragraph. The Company has opted not to capitalize the purchase price.

          The Company is responsible for all product research and development for current and future marketing as well as carrying inventory. A portion of the cost outlays through June 30, 2004 have been charged to the balance sheet as an asset under product development awaiting production for $168,512.

NOTE 4 -  REVERSE STOCK SPLIT AND CHANGE IN AUTHORIZED SHARES OF PREFERRED
          STOCK:

          On June 28, 2004, the Company did a 900 for 1 reverse stock split. The financial statements have reflected this reverse stock split retroactively to inception. Authorized shares of preferred stock increased to 200,000,000 as of June 30, 2004. These financial statements recognize this change.

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

          The total net proceeds received from these stock issues during January through March 2004 and April through June 2004 are $2,570,358 and $2,618,395 respectively, totaling $5,188,753 as of June 30, 2004.

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

          As of June 30, 2004 the Company has acquired the following real estate properties and transportation equipment, all in 2004 (no additional acquisitions have occurred since June 30, 2004):

                                                         Remaining
                                                Cost     Debt Owed
                                             ----------  ----------

CURRENT ASSETS

  Property Held for Short Term Investment    $  770,715  $        0

PROPERTY & EQUIPMENT

  Aspen Cove Resort (50% ownership)             723,891     493,505

  Future Offices and Warehouse of the
  Company (50% ownership)                     1,234,326     915,000

  All Other Real Estate                         103,544           0

  Vehicle & Other Transportation Equipment      241,763           0

  Total                                      $3,074,239  $1,408,505


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

          The most significant projects the Company has invested in this year through June 30, 2004 are:

                                                          Project  Development
                                          -----------------------------------------------
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD-LOOKING INFORMATION

     Incorporated by reference from the Registrant's report on Form 10-QSB filed on August 23, 2004.

MANAGEMENT'S PLAN OF OPERATION

     Incorporated by reference from the Registrant's report on Form 10-QSB filed on August 23, 2004.

SECOND QUARTER COSTS AND CHANGES IN FINANCIAL CONDITIONS

     Incorporated by reference from the Registrant's report on Form 10-QSB filed on August 23, 2004.

RESULTS OF OPERATIONS

     Incorporated by reference from the Registrant's report on Form 10-QSB filed on August 23, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Incorporated by reference from the Registrant's report on Form 10-QSB filed on August 23, 2004.

RECENT DEVELOPMENTS

     Incorporated by reference from the Registrant's report on Form 10-QSB filed on August 23, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

     Incorporated by reference from the Registrant's report on Form 10-QSB filed on August 23, 2004.

ITEM 3. CONTROLS AND PROCEDURES.

     Incorporated by reference from the Registrant's report on Form 10-QSB filed on August 23, 2004.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Incorporated by reference from the Registrant's report on Form 10-QSB filed on August 23, 2004.

ITEM 2. CHANGES IN SECURITIES.

     Incorporated by reference from the Registrant's report on Form 10-QSB filed on August 23, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Incorporated by reference from the Registrant's report on Form 10-QSB filed on August 23, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Incorporated by reference from the Registrant's report on Form 10-QSB filed on August 23, 2004.

ITEM 5. OTHER INFORMATION.

     Incorporated by reference from the Registrant's report on Form 10-QSB filed on August 23, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

EXHIBIT NO.                              IDENTIFICATION OF EXHIBIT
-----------                              --------------------------

   3.1**     Articles of Incorporation
   3.2**     Articles of Amendment to the Articles of Incorporation.
   3.3**     Articles of Amendment to the Articles of Incorporation.
   3.2**     Bylaws
   10.1**    Consulting Agreement between the Company and Jack M. Zufelt
   10.2**    Consulting Agreement between the Company and Tarun Mendiratta
   10.3**    Settlement Agreement between the Company, Herbally Yours, and Blaine Wendtland
   31.1*     Certification of Richard A. Bailey, Chief Executive Officer of Gateway Distributors, Ltd.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of
             2002.
   31.2*     Certification of Richard A. Bailey, Chief Financial Officer of Gateway Distributors, Ltd.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of
             2002.
   32.1*     Certification of Richard A. Bailey, Chief Executive Officer of Gateway Distributors, Ltd.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of
             2002.
   32.2*     Certification of Richard A. Bailey, Chief Financial Officer of Gateway Distributors, Ltd.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of
             2002

__________
* Filed herewith.
** Previously filed.

(b)  Reports  on  Form  8-K.

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GATEWAY  DISTRIBUTORS,  LTD.

     Dated August 30, 2004.

                                   By  /s/  Richard  A.  Bailey
                                       -----------------------------------------
                                       Richard  A.  Bailey,
                                       President  and  Chief  Executive  Officer