Form 10QSB
period 2004-09-30
GATEWAY DISTRIBUTORS LTD
filed 2004-11-22
CIK 1062760

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004.

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

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2004, the issuer had 562,326,505 shares of its common stock issued and outstanding.

     Transitional  Small  Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . .   3
    Item 2.  Management's Discussion and Analysis or Plan of Operation.  10
    Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . .  11
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  12
    Item  1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .  12
    Item  2.  Changes in Securities . . . . . . . . . . . . . . . . . .  12
    Item  3.  Defaults Upon Senior Securities . . . . . . . . . . . . .  12
    Item  4.  Submission of Matters to a Vote of Security Holders . . .  12
    Item  5.  Other Information . . . . . . . . . . . . . . . . . . . .  12
    Item  6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .  12
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002  14
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002  15
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002  16
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002  17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

As used herein, the term "Company" refers to Gateway Distributors, Ltd., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, interim, condensed, consolidated financial statements including a balance sheet for the Company as of the period ended September 30, 2004, and statements of operations, and statements of cash flows, for interim periods up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-12 and are incorporated herein by this reference.

BASIS  OF  PRESENTATION

The accompanying consolidated interim unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2003 and December 31, 2002. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter and period ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ended December 31, 2004. The financial statements are presented on the accrual basis.


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

    Statement of Stockholders - Equity                                   F-4

    Statement of Cash Flows                                              F-5

    Notes to Financial Statements                                        F-7

                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEET
(CONDENSED, INTERIM FINANCIAL STATEMENTS)
ASSETS                                                  September 30,
                                                            2004
CURRENT ASSETS:
    Cash and cash equivalents                          $      184,249
    Accounts Receivable                                        35,171
    Receivable from Stock Sales                                43,957
    Inventories                                               470,664
    Property Held for Short Term Investment                   521,860
    Prepaids                                                    1,000
                                                       ---------------
                                  Total Current Assets $    1,256,901
                                                       ---------------

PROPERTY & EQUIPMENT
    Property and Equipment, at cost                         4,257,417
    (Less) accumulated depreciation and amortization         (129,247)
                                                       ---------------
                            Total Property & Equipment $    4,128,170
                                                       ---------------

MINORITY INTEREST IN SUBSIDIARY                                66,957
                                                       ---------------

OTHER ASSETS
    Product Development Awaiting Production                   406,222
    Goodwill, Trademarks & Formulas                           726,969
    Website                                                    25,000
    Stock Investment - Third Party                             25,000
    Other Assets                                               63,090
                                                       ---------------
                                    Total Other Assets $    1,246,281

Total Assets                                           $    6,698,309
                                                       ===============

                      See Notes to the Financial Statements

           GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES


UNAUDITED CONSOLIDATED BALANCE SHEET
(CONDENSED, INTERIM FINANCIAL STATEMENTS)
LIABILITIES                                     September 30,
                                                     2004
CURRENT LIABILITIES:
Current maturities of long-term debt                1,492,379
Accounts payable:
  Trade                                               357,429
  Commissions                                         714,971
Accrued expenses:
  Payroll and employee benefits                       142,897
  Payroll taxes                                       150,356
  Interest                                          1,218,744
  Other                                                40,353
                                                --------------
Total current liabilities                           4,117,129
                                                --------------

LONG-TERM DEBT                                      2,708,170

                                                --------------
Total Liabilities                                   6,825,299
                                                --------------

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock - $.001 par value
  Authorized - 200,000,000 shares
      Series A Preferred
        Authorized - 200,000 shares
        4,996,125 issued and outstanding                4,996
      No Series Designated Preferred
        Authorized - 199,800,000 shares
        Issued and outstanding - none
Common stock, - $.001 par value
  Authorized - 25,000,000 shares
  Issued and outstanding - 24,326,505                  24,327
  Additional paid-in capital                       18,547,446
  Accumulated (deficit)                           (18,703,759)

                                                --------------
Net Equity (Deficiency)                              (126,990)
                                                --------------

Total Liabilities & Equity (Deficiency)             6,698,309
                                                ==============

                      See Notes to the Financial Statements

                                           GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES

                                         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (CONDENSED, INTERIM FINANCIAL STATEMENTS)

                                                                 3 Months         3 Months         9 Months         9 Months
                                                                   Ended            Ended            Ended            Ended
                                                               September 30,    September 30,    September 30,    September 30,
                                                                   2004             2003             2004             2003
                                                              ---------------  ---------------  ---------------  ---------------

SALES                                                         $      315,830   $      263,552   $      815,338   $      851,599

COST OF SALES                                                        137,795           67,710          227,935          192,496
                                                              ---------------  ---------------  ---------------  ---------------

GROSS PROFIT                                                         178,035          195,842          587,403          659,103
                                                              ---------------  ---------------  ---------------  ---------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
    Depreciation Expense                                               6,263            6,784           23,000           20,352
    Professional Services Not Classified Elsewhere                   385,454          144,164        1,579,402          406,303
    Development of Jeunesse by Francois Product Line                 153,535                0          474,535                0
    Product Development                                              594,180                0        3,893,843
    All Other Selling, General and Administrative                    397,980          429,250        1,796,801          895,623
                                                              ---------------  ---------------  ---------------  ---------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                           1,537,412          580,198        7,767,581        1,322,278
                                                              ---------------  ---------------  ---------------  ---------------

OTHER INCOME (EXPENSE):
    Loss on Sale of Assets                                                 0                0           (1,774)               0
    Additional Loss Incurred on 12-31-01 Sale of Subsidiary                0                0          (40,000)               0
    Interest Expense                                                 (50,376)         (46,140)        (179,965)        (133,395)
    Other Income                                                      55,593              777          101,116            2,980

TOTAL OTHER INCOME (EXPENSE):                                          5,217          (45,363)        (120,623)        (130,415)


NET INCOME (LOSS) BEFORE MINORITY INTEREST                        (1,354,160)        (429,719)      (7,300,801)        (793,590)

MINORITY INTEREST                                                     66,957                0           66,957                0
                                                              ---------------  ---------------  ---------------  ---------------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME
TAX                                                               (1,287,203)        (429,719)      (7,233,844)        (793,590)

PROVISION FOR INCOME TAX                                                   0                0                0                0
                                                              ---------------  ---------------  ---------------  ---------------
NET INCOME (LOSS)                                                ($1,287,203)       ($429,719)     ($7,233,844)       ($793,590)
                                                              ===============  ===============  ===============  ===============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                           ($0.22)    ($429,719.00)          ($3.63)    ($793,590.00)
                                                              ---------------  ---------------  ---------------  ---------------

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF                             5,932                1            1,994                1
                                                              ===============  ===============  ===============  ===============
COMMON STOCK (000 OMITTED)

                      See Notes to the Financial Statements

                                           GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIODS ENDED
SEPTEMBER 30, 2004 (UNAUDITED) DECEMBER 31, 2003 AND 2002 (AUDITED)


                                                                                          Paid In
                                           Preferred Stock       Common Stock              Excess       Retained      Net Equity
                                           Par Value $0.001      Par Value $0.001          of Par       Earnings     (Deficiency)
                                            Shares     Amount      Shares     Amount                    (Deficit)
                                           ---------  ---------  ----------  ---------  ------------  -------------  ------------
BALANCE - December 31, 2002                      125  $       1           1  $       0  $ 4,521,592    ($9,754,654)  ($5,233,061)
                                           =========  =========  ==========  =========  ============  =============  ============

Adjustment - Rounding Prior Stock Splits                                  0          0            0                            0
Stock for Services - Preferred Stock         726,000        725                              71,875                       72,600
Stock for Services - Restricted Stock                                    62          0        5,600                        5,600
Stock for Services - Unrestricted
Stock                                                                    11          0      473,888                      473,888
Cash                                                                    614          1    1,888,506                    1,888,507
Debt - Accounts Payable                                                   0          0        2,022                        2,022
Debt - Note Payable - Suburban                                            0          0      273,781                      273,781
Renegotiation Acquisition Grandma
   Hammans acquired 2002                                                  0          0            0                            0
Note Payable - Suburban Paid Off
   Via Stock Sold In 2002 By
Suburban                                                                  0
   At a Value Greater In 2003 Than
   Was Estimated In 2002                                                  0          0      500,000                      500,000

(Loss) for the period                                                                                   (1,723,463)   (1,723,463)

                                           ---------  ---------  ----------  ---------  ------------  -------------  ------------
BALANCE - December 31, 2003                  726,125        726         688          1    7,737,264    (11,478,117)   (3,740,126)

Stock for Services - Restricted Stock        270,000        270                              26,730                       27,000
Stock for Services - Restricted Stock                                 3,889          4      349,996                      350,000
Stock for Services - Unrestricted
Stock                                                                 1,359          1    2,310,486                    2,310,487
Stock for Cash                                                        2,254          2    2,570,356                    2,570,358

(Loss) for the period                                                                                   (3,507,612)   (3,507,612)

                                           ---------  ---------  ----------  ---------  ------------  -------------  ------------
BALANCE - March 31, 2004                     996,125        996       8,190          8   12,994,832    (14,985,729)   (1,989,893)

Assigned Value of Restricted Stock
     Preferred Stock $270 not $27,000                                                       (26,730)                     (26,730)
     Common Stock $3,500, not
350,000                                                                                   (346,500)                    (346,500)

Reduction of Loss for the period
     Preferred Stock for Services                                                                           26,730        26,730
     Common Stock for Services                                                                             346,500       346,500
     Capitalized as Product
Development
           Awaiting Production                                                                              90,657        90,657

Adjusted (Loss) for the period                                                                          (3,043,725)

                                           ---------  ---------  ----------  ---------  ------------  -------------  ------------
ADJUSTED BALANCE - March 31,
2004                                         996,125        996       8,190          8   12,621,602    (14,521,842)   (1,899,236)

Stock for Services - Preferred Stock               0          0                                                                0
Stock for Services - Restricted Stock                                16,975         17        4,173                        4,190
Stock for Services - Unrestricted
Stock                                                                 7,784          8    2,183,562                    2,183,570
Stock for Cash                                                        7,102          7    2,618,388                    2,618,395

(Loss) for the period                                                                                   (2,894,714)   (2,894,714)

                                           ---------  ---------  ----------  ---------  ------------  -------------  ------------
BALANCE - June 30, 2004                      996,125        996      40,051         40   17,427,725    (17,416,556)       12,205

Stock for Services - Preferred Stock       4,000,000      4,000                                                            4,000
Stock for Services - Restricted Stock                                     0          0            0                            0
Stock for Services - Unrestricted
Stock                                                               445,700        446       50,984                       51,430
Stock for Cash                                                   23,840,754     23,841    1,068,737                    1,092,578

(Loss) for the period                                                                                   (1,287,203)   (1,287,203)

                                           ---------  ---------  ----------  ---------  ------------  -------------  ------------
BALANCE - September 30, 2004               4,996,125  $   4,996  24,326,505  $  24,327  $18,547,446   ($18,703,759)    ($126,990)
                                           =========  =========  ==========  =========  ============  =============  ============

                      See Notes to the Financial Statements

                          GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES


GATEWAY DISTRIBUTORS, LTD
    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
        (CONDENSED, INTERIM FINANCIAL STATEMENTS)
                                                             9 Months Ended    9 Months Ended
                                                             September 30,     September 30,
                                                                  2004              2003
                                                            ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                       (7,233,844)         (793,590)
Adjustments to reconcile net (loss)
    to net cash from (to) operating activities:
    Stock issued for Services                                     4,565,649           181,586
    Stock issued for Debt                                                               2,022
    Depreciation & Amortization Prop & Equip                         23,000            45,549
    Loss on Sale of Fixed Assets                                          0            36,926
    Minority Interest                                               (66,957)                0
    Exchange of Properties Held for Short Term Investment
        for Real Estate                                             326,483                 0

Changes in operating assets and liabilities which
  increase (decrease) cash flow:
    Accounts Receivable                                             (30,366)           (3,751)
    Inventories                                                    (269,439)          (59,744)
    Properties Held for Short Term Investment                      (848,343)
    Prepaid Expenses and Other Current Assets                        (1,000)
    Accounts Payable and Commissions                               (197,040)           14,707
    Accrued Liabilities                                            (296,199)

                                                            ----------------  ----------------
Net cash provided (used) from operating activities               (4,028,056)         (576,295)
                                                            ================  ================

CASH FLOWS FROM INVESTING ACTIVITIES:
    Product Development Awaiting Production                        (406,222)                0
    Capital (Outlays)/Disposals                                  (4,116,404)         (152,094)
    Purchase of Trademarks                                          (66,873)
    Renegotiation of Purchase of Grandma Hammans                    (18,600)         (169,186)
    Other Assets                                                    (38,728)           (8,708)

                                                            ----------------  ----------------
Net cash provided (used) from investing activities               (4,646,827)         (329,988)
                                                            ================  ================

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Term Debt after Principal Payments              2,274,022                 0
Principle Payment on Debts (over) net proceeds Term Debt                  0          (104,113)
Stock Sales for Cash; Net                                         6,421,920         1,072,973

                                                            ----------------  ----------------
Net cash provided (used) from financing activities                8,695,942           968,860
                                                            ================  ================

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                          21,059            62,577

CASH AND CASH EQUIVALENTS - Beginning of Period                     163,190               215
                                                            ----------------  ----------------

                                                            ----------------  ----------------
CASH AND CASH EQUIVALENTS - End of Period                   $       184,249   $        62,792
                                                            ================  ================

GATEWAY DISTRIBUTORS, LTD
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

                                                           9 Months Ended  9 Months Ended
                                                           September 30,   September 30,
                                                                2004            2003
                                                           --------------  --------------
SUPPLEMENTAL DISCLOSURE

CASH PAID FOR:
  Interest                                                        179,965         133,395
  Taxes                                                                 0               0


NON CASH INVESTING AND FINANCING ACTIVITIES

STOCK ISSUED FOR:
  Services                                                      4,565,649         181,586

EXCHANGE OF PROPERTY HELD FOR SHORT TERM
INVESTMENT FOR REAL ESTATE AS PROPERTY & EQUIPMENT                326,483               0

EXCHANGE OF EQUIPMENT FOR REAL ESTATE - BOTH PART
OF PROPERTY & EQUIPMENT                                            66,348               0

CONTRIBUTION TO CAPITAL WITH NO STOCK ISSUED

Note Payable - Suburban
  Paid off via stock value greater in 2003
  than estimated in 2002 - no additional
  stock issued in 2003                                                  0               0

                      See Notes to the Financial Statements

                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE  1 - BASIS  OF  PRESENTATION:

          The consolidated interim condensed financial statements at September 30, 2004 and for the nine months ended September 30, 2004 and 2003 are unaudited, but include all adjustments, which the Company considers necessary for a fair presentation.

          The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2003. The accompanying consolidated unaudited interim financial statements for the nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results which can be expected for the entire year.

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


NOTE  2 - SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

          Principles  of  Consolidation

          The  Company  has  the  following  wholly  owned  subsidiaries:

               - The Right Solution Gateway (multilevel marketing and retail sales)
               -    Grandma  Hammans  Specialty  Foods  (wholesale  sales)
               - Gateway Venture Holdings, Inc. (a Nevada Corporation organized April 30, 2004 to house and manage the real estate, vehicles and equipment of the Company)
               - Aspen Cove Resorts, Inc (a Nevada Corporation organized April 30,2004 to operate the Aspen Cove Resort.)

          The Company also owns 51% interest in the following company, which is consolidated into the unaudited financial statements:

               - Quality Distribution Services of Arizona, Inc (a Nevada Corporation organized June 7, 2004 as a wholesale distributor of non-alcoholic beverages and food.

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

          In the agreement the Company has with Chelsea Collection, the Company will have the opportunity to acquire the same Francois Vautour skin care line from Chelsea Collection for virtually the same price and terms as Chelsea Collection is buying it from Francois Vautour. The terms of the agreement involves a purchase price of $4,000,000. Payment are computed based on15% of the gross sales less cost of goods sold with a minimum weekly payment. The minimum weekly payment presently is $7,500 and continues at $7,500 through November 2004 when it increases an additional $2,500 per week, or $10,000 a week. Once the purchase price is paid, then a royalty of up to 15% of the gross sales less cost of goods sold steps into place and continues thereafter. The cost outlays have been charged to the statement of operations as a selling, general and administrative expense. The January through March 2004 cost of the skin care line is $156,000, from April through June 2004 is $165,000 and from July through September 2004 is $153,535 for a total of $474,535.

          No title or ownership passes to the Company or to Chelsea Collection until the November 25, 2003 agreement between Chelsea Collection and Fran ois Vautour is paid in full, the payment of which is described in the prior paragraph. The Company has opted not to capitalize the purchase price.

          The Company is responsible for all product research and development for current and future marketing as well as carrying inventory. A portion of the cost outlays through June 30, 2004 have been charged to the balance sheet as an asset under product development awaiting production for $230,573.

NOTE  4 - REVERSE  STOCK  SPLITS:

          On June 28, 2004, the Company did a 900 for 1 reverse stock split. The financial statements have reflected this reverse stock split retroactively to inception.

          On September 3, 2004, the Company did a 1,000 for 1 reverse stock split. The financial statements have reflected this reverse stock split retroactively to inception.


NOTE  5 - EMPLOYEE  STOCK  INCENTIVE  PLAN  ("ESIP"):

          Since March 31, 2004 the Company has filed with the Securities and Exchange Commission ("SEC") Forms S-8 notifying of Employee Stock Incentive Plan ("ESIP") and its increases in stock approved to issue under the 2004 plan.

          During January through March 2004 the Company issued the remaining 447,745,400 shares authorized out of the 1 billion shares approved in the ESIP Plan 2003. Also, during January through March 2004 the Company issued 1,520,966,800 shares, during April through June 2004 the Company issued 5,944,765,700 shares and during July through September 2004 the Company issued 4,260,372,300 shares out of the ESIP plan 2004. During January through March the Company approved 2.9 billion shares for the 2004 Plan, during April through June 2004 the Company approved an additional 7.3 billion shares, and during July through September 2004 the Company approved an additional 8 billion shares for a total of 18.2 billion shares authorized to be issued thru the ESIP plan 2004, including amendments, of which 11,726,104,800 shares have been issued out of the ESIP Plan 2004 as of September 30, 2004, leaving 7,980,400,000 authorized ESIP shares available to issue. (After issuance the stock suffered a 900 for 1 and a 1,000 for 1 reverse stock split as described in Note 4)

          During July to September 1,566,900,000 shares were utilized by the ESIP Plan from the Non-employee, Directors and Consultants Retainer Stock Plan, as authorized in the two plans.

          The total net proceeds received from these stock issues during January through March, April through June, and July through September 2004 are $2,570,358, $2,618,395 and $1,092,578 respectively, for a total of
          $6,281,331  as  of  September  30,  2004.

NOTE  6 - RECEIVABLE  ESIP  STOCK  PLAN:

          Stock issues through the Employee Stock Incentive Plan (ESIP) are treated as sold in the period issued and are reported as a receivable rather than negative equity provided the proceeds are received before the financial statements are released. Funds to be received from the ESIP Plan were reported as of September 30, 2004 as "Receivable ESIP Stock Plan" as a current asset in the amount of $43,957. This amount is for stock issued by September 30, 2004, the sale proceeds of which are received by the Company during October 2004.

NOTE  7 - NON-EMPLOYEE, DIRECTORS AND CONSULTANTS RETAINER STOCK PLAN ("RSP"):

          The Company has filed with the Securities and Exchange Commission ("SEC") since March 31, 2004 amended Forms S-8 notifying of Non-Employee Directors and Consultants Retainer Stock Plan ("RSP") and its increases in stock approved to issue under the 2004 plan.

          Some services are provided and paid for by RSP stock issuances. During January through March 2004 the company issued the remaining shares authorized and approved in the RSP Plan 2003. Also, during January through March 2004 the company issued 232,432,214 shares, during April through June 2004 the Company issued 4,684,098,916 shares during July through September 2004 the Company issued 46,100,000 shares out of the RSP plan 2004. During April through June 2004 the company approved an additional 5 billion shares and during July through September 2004 the company approved an additional 2 billion shares for a total of 8.5 billion shares authorized to be issued thru the RSP plan 2004. As of September 30, 2004 there remained a total of 1,999,600,000 authorized shares available to issue. (After issuance the stock suffered a 900 for 1 and a 1,000 for 1 reverse stock split as described in Note 4)

          During July to September 1,566,900,000 shares were utilized by the Employee Stock Incentive Plan from the RSP Plan, as authorized in the two plans.

          The RSP shares issued during January through March, April through June, and July through September 2004 are for a value of $2,308,988, $2,225,979 and $51,430 respectively, for a total of $4,586,397 as of September 30, 2004. These values were based on the market value at the time the stock is available for sale, estimated at approximately 15 days after the date authorized to issue.

NOTE  8 - RESTRICTED  STOCK  ISSUED  TO  CONSULTANTS:

          During April through June 2004, the Company issued 5,556 restricted shares, to a consultant for services rendered. Restricted stock has no measurable value. However, $3,500 was assigned as a value for this stock. No other restricted stock has been issued this year.

NOTE  9 - RESTRICTED  STOCK  ISSUED  TO OFFICERS (RELATED PARTY TRANSACTIONS):

          During January through March 2004 and April through June 2004, the Company issued 3,889 and 16,975 shares respectively, for a total of 20,864 of restricted common stock to officers. This restricted stock is not marketable. Consequently, no value can be determined for this restricted stock issued. However a nominal amount of $3,500 from January through March 2004 and $4,190 from April through June 2004 has been assigned as the value for this non-marketable stock issued. No common stock was issued to officers during July through September 2004.

          During January through March 2004, the Company issued 270,000 shares of restricted preferred stock to officers. The Board of Directors approved preferred stock for compensation. Preferred stock is negotiable at a value of 1 share of preferred stock for 1,000 shares of common stock. This restricted stock is not marketable. Consequently, no value can be determined for this restricted stock issued. However a nominal amount of $270 has been assigned as the value for this non-marketable stock issued. During July through September 2004 the Board of Directors approved an additional 4,000,000 shares of restricted preferred stock be issued to one officer for an assigned value of $4,000 as the stock is not marketable.

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

          In the case of the March 31, 2004 unaudited financial statements management identified the value assigned for restricted preferred and common stock was computed incorrectly. The restricted preferred stock should be valued at $270 instead of $27,000 and the restricted common stock should be valued at $3,500 instead of $350,000. Refer to the Consolidated Statement of Stockholder's Equity (Deficiency) for the impact on equity as of March 31, 2004

NOTE 12 - PURCHASE  OF  REAL  ESTATE  AND  TRANSPORTATION  EQUIPMENT:

          As of September 30, 2004, the Company has purchased various real estate properties. Some of these properties are held for investment while others are held and used by the Company in its operations.

          The Company created Gateway Venture Holdings, Inc ("Gateway Ventures"), a wholly owned subsidiary, designed to own the real estate properties of the Company.

          One of these properties Aspen Cove Resort located in a pristine area of southwestern Utah, is now owned 100% by the Company. This property had previously been owned at 50% as discussed later in this note.

          Previously, Aspen Cove Resort was at 50% ownership. (The Company had also previously reported in the SEC Form 10-QSB filing for March 31, 2004 that the ownership held by the Company was 66 2/3% rather than 50%.) The Company has created Aspen Cove Resort, Inc, a wholly owned subsidiary, to manage the operations of the Aspen Cove Resort. In agreement with the other party that owned 50% of Aspen Cove Resort (the property), the Company and the other party shared equally the profits and losses of Aspen Cove Resort, Inc. (the operations) after all expenses of operations.

          The Company also currently owns 100% of the commercial properties in the southeastern part of Las Vegas, Nevada, which had previously been owned at 50% as discussed later in this note.

          The Company had originally purchased a 50% ownership interest in the commercial properties in the southeastern part of Las Vegas, Nevada at 3220 Pepper Lane. The Company has identified this property as its future office and warehouse facilities.

          The Company has also purchased other real estate properties that are reported as part of Property and Equipment, at cost, on the balance sheet as of September 30, 2004. The Company has also purchased vehicles and other transportation equipment, some of which are in conjunction with the purchase of some of the real estate purchases.

          On September 29, 2004 the Company negotiated an exchange of real estate whereby the Company deeded over a real estate property held for short term investment valued at $326,483 and one boat held as property and equipment valued at $66,348 for the other 50% ownership of Aspen Cove Resort and of the commercial property in Las Vegas. The Company has also assumed the full debt obligation against these two properties.

          As of June 30, 2004 the Company has acquired the following real estate properties and transportation equipment, all in 2004 (no additional acquisitions have occurred since September 30, 2004):

                                                                   Remaining
                                                          Cost     Debt Owed
                                                       ----------  ----------
          CURRENT ASSETS

            Property Held for Short Term Investment    $  521,860  $        0

          PROPERTY & EQUIPMENT

            Aspen Cove Resort (100% ownership)          1,221,385     956,805

            Future Offices and Warehouse of the
            Company (100% ownership)                    2,561,336   1,818,405

            All Other Real Estate                         109,854           0

            Vehicle & Other Transportation Equipment      187,497           0
                                                       ----------  ----------

            Total                                      $4,414,435  $2,775,210
                                                       ==========  ==========

          The  Company  has  no  off-balance  sheet  arrangements.


NOTE 13 - STOCK  INVESTMENT  -  THIRD  PARTY:

          The Company purchased stock in an unrelated company as a short term investment for $25,000. As of September 30, 2004 the market value of these securities approximates $500. Gain or loss on this investment will be recognized at the time of sale or at year end, which ever comes first.

NOTE 14 - INVESTMENT  IN  PROJECTS:

          As of September 30, 2004 the Company has invested in various projects. Some of these projects the Company has determined are worth pursuing and are expected to be profitable while others the Company has determined to set aside and to pursue no further. Many of these projects involved finders' fees and other consulting fees that were paid with free trading common stock of the Company. This common stock is issued by the Company under its Non-Employee, Directors and Consultants Retainer Stock Plan ("Plan").

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

          The most significant projects the Company has invested in this year through September 30, 2004 are:

                                                                 Project Development
                                                    ------------------------------------------------
                                                     Product Developed
                                                    Awaiting Production      Expensed as Part of
                                                    As An "Other Asset"    General & Administrative
                                                     (All Paid In Cash)     (Paid in Cash & Stock)
                                                    --------------------  --------------------------
          Jeunesse by Francois - initial
              development costs                                  230,573                     501,693

          Finders fees for real estate
              transactions                                                                    75,300

          IGIA Product                                                                       615,600

          Pete Rose Product line                                 175,649                   1,474,818

          Zufelt Marketing Strategies                                                         29,340

          Distributor Recruitment                                                            338,922

          All other projects - future or abandoned                                         1,656,341
                                                    --------------------  --------------------------

                  Total                                          406,222  $                4,692,014
                                                    --------------------  --------------------------

          When the costs capitalized here are put into production, then they will be reclassified to inventory and such costs will be amortized using the unit-of-production of accounting.

NOTE 15 - CONTINGENT  LIABILITIES:

          On December 31,2001, the Company sold it's interest in a subsidiary now known as World Wide Holdings Inc.("World Wide") formerly known as TRSG, CorpIn the terms of the agreement World Wide agreed to assume $250,000 of debt of the Company plus assumed all of the responsibility and debt to the former owners of World Wide for $350,000 for a total of $600,000 debt assumption.

          The Company has recently been notified that World Wide is not honoring its commitments. Recently the Company has been named in a lawsuit by the former owners of World Wide to make good on the $350,000 allegedly due them. Management believes the Company might be responsible for part or all of the debt, which is potentially a total of $600,000.

          Management is in the process of negotiating to mitigate the debt exposure to the Company. No provision has been recognized on the financial statements for this contingent liability.

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

     We extended our agreement with PT Mahakam Beta Farma in Indonesia. They are purchasing our Body Gard product and are distributing it through their pharmacies throughout Indonesia.

     We anticipate continuing to expand our product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, our executives, staff, consultants, and outside parties.

THIRD QUARTER COSTS AND CHANGES IN FINANCIAL CONDITIONS

     The balance of current assets at December 31, 2003 was $553,000 compared to a balance of $1,256,000 at September 30, 2004, up by $703,000, while the balance of current liabilities was $4,837,000 and $4,117,000, respectively, for the same period, down by $720,000. The resulting current ratio at December 31, 2003 was
0.11 to 1. The current ratio at September 30, 2004 was 0.31 to 1. The current ratio indicates that our ability to pay our obligations is still unfavorable, even though it has significantly improved over the course of 2004.

     The balance of accounts receivable at September 30, 2004 was $35,171, an increase of $30,366 from the period ended December 31, 2003. The receivables has increased due to the startup of the subsidiary Quality Distribution Services of Arizona ("QDS"), a wholesale beverage distribution facility that carries receivables for 30 to 45 days. Other than this, the Company carries very little accounts receivable as it collects payment for products upon shipment except for a few customers in Grandma Hamman's that have a payment structure grandfathered in from the previous operator.

RESULTS OF OPERATIONS

Sales

Sales for the nine months ended September 30, 2004, were $815,000 compared to $851,000 for the same period in 2003. The decrease in sales of approximately $36,000 is attributable to the sales volume dropping in our subsidiary, Grandma Hamman's and the elimination of two products of The Right Solution Gateway (Trim Easy and Trim Easy Plus) because of changes in governmental regulations. Costs of sales were $227,000 for the nine months ended on September 30, 2004, compared to $192,000 for the comparable period in 2003. Cost of sales increased by approximately $35,000 due primarily to the addition of the Jeuness by Francois products and the higher cost of the premium skin care ingredients and the introduction of QDS sales into the calculation.

Sales for the three months ended September 30, 2004 of $315,000 are up $52,000 from the comparable three months ended September 30, 2003 of $263,000. Cost of Sales for the three months ended September 30, 2004 of $137,000 are up $70,000 from the same period 2003 of $67,000.

Gross  Profit

Gross Profit for the nine months ending September 30, 2004 of $587,000 declined $72,000, compared to $659,000 for the same period 2003. The decline is attributed primarily to sales of products being down $130,000 with an upswing in the last quarter because of the activity of Aspen Cove Resort of $50,000.

For the three months ending September 30, 2004 gross profit has decreased for sales of products by $68,000 over the prior year, but is offset by an increase in recreational services of $50,000. The activity of Aspen Cove Resort's recreational services has been initiated this year and may vary by seasons.


Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $7,767,000 for the nine months ended on September 30, 2004 and $1,322,000 for the comparable period in 2003, an increase of approximately $6,445,000. The primary reasons for the increase was a dramatic increase in services paid with stock issuances of over $5,098,000 for product development and professional services. Other significant increases come from the development of Jeunesse by Francois Product line for $475,000 and marketing efforts of $250,000.

Expenses were $1,537,000 for the three months ended on September 30, 2004 and $580,000 for the comparable period in 2003, an increase of approximately $957,000. This net increase is primarily attributable to additional funds going into the development of Jeunesse by Francois product line of $153,400, an additional $594,000 going into other product development, and approximately $240,000 increase of professional services.

Net loss was $7,234,000 during the nine months ended on September 30, 2004, compared to a net loss of $793,000 for the comparable period in 2003. The Company's increase in the operating loss for the nine months ended September 30, 2004 of approximately $6,440,000 was primarily the result of the increases in services paid with stock issuances for product development, professional services, and marketing efforts. In addition, gross profit declined $72,000, other income increased $98,000 and the minority interest in the loss in a subsidiary reduced the net loss by $67,000.

Net loss for the three months ended September 30, 2004 of $1,287,000 has increased $857,000 from the comparable three months ended September 30, 2003 of $430,000. This net increase is primarily attributable to a decrease in gross profit of $18,000, additional funds going into the development of Jeunesse by Francois product line of $153,400, an additional $594,000 going into other product development, and approximately $230,000 increase of professional services was primarily the result of the increases in services paid with stock issuances for product development, professional services, and marketing efforts. In addition, other income increased $55,000 and the minority interest in the loss in a subsidiary reduced the net loss by $67,000.

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

Succinctly, management has strived to target various areas to develop greater interest in the products of the Company, be they nutritional products or not. In its efforts of developing a larger business base to create revenue and profits, the Company has entered into the recreational area through its acquisition of Aspen Cove Resort in southwestern Utah. This venture has improved the sales and gross profit of the Company, but it has not provided any net profit to date. Nor has QDS of Arizona, which is beginning to develop a customer base in the Phoenix, Arizona area. QDS is expected to add the Company's nutritional products to its product line in the future. The purchase of Aspen Cove Resort was initialized originally to implement a reward program for The Right Solution Gateway distributors in addition to normal resort revenues.

To accomplish what management believes will come about in revenues and product sales, it has geared up its staff to handle the sales volume it anticipates getting. Management is confident that these efforts, which have been expensed, will shortly reflect an upward swing of revenue as the Company focuses its efforts to become profitable.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2004, the Company's current liabilities of $4,117,000 exceeded current assets of $1,257,000 in the amount of $2,860,000. The Company generated a cash flow deficit from operations of $4,0258,000 for the nine months ended September 30, 2004. Cash flow deficits from operating activities for the nine months ended September 30, 2004 are primarily attributable to efforts developing and marketing new products.

     The Company used for investing activities $4,647,000, of which $4,116,000 was used in acquiring real estate properties and $406,000 was used in "Product Development Awaiting Production", an "Other Asset." The Company also invested $124,000 in all "other assets."

     Cash flow provided from financing activities was $8,696,000 for the ended September 30, 2004. Proceeds received from employees for incentive stock awards exercised during this period provided $6,422,000. Term debt provided an additional increase of $2,274,000, mostly for the acquisition of real estate.

     As discussed by the Company's accountants in the audited financial statements included in Item 7 of the Company's Annual Report on Form 10-KSB, the Company's revenue is currently insufficient to cover costs and expenses. Management anticipates raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, the Company has not entered into any negotiations with any third parties to provide such capital.

     While the Company has raised capital to meet working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations and development.

     By adjusting the Company's operations and development to the level of capitalization, Management believes the Company has sufficient capital resources to meet projected cash flow deficits through the next 12 months. However, if thereafter Management is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to management, there could be a material adverse effect on business, results of operations, liquidity and financial condition. The consolidated unaudited financial statements accompanying this discussion do not include any adjustments that might result from the outcome of this uncertainty.

     Management will continue to evaluate opportunities for corporate development. Subject to the Company's ability to obtain adequate financing at the applicable time, Management may enter into definitive agreements on one or more of those opportunities.

     The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2003 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

RECENT DEVELOPMENTS

     Effective October 4, 2004 the Company increased the number of authorized shares of common stock from 25,000,000 to 25,000,000,000, the Company also increased the number of authorized shares of preferred stock from 200,000,000 to 400,000,000 shares.

     Effective September 3, 2004, the Company implemented a reverse split of its common stock on the basis of one post-consolidation share for each 1,000 pre-consolidation shares.

     Each of these corporate actions was accomplished by filing the Articles of Amendment to the Company's Articles of Incorporation with the Secretary of State of Nevada.

     Effective October 27, 2004, the Company entered into a consulting agreement with Anthony Munafo.

     Effective September 29, 2004, Gateway Venture Holdings, a Nevada Corporation, and wholly-owned subsidiary of the Company entered into a Property Settlement Agreement with SAS Global, Inc., a Nevada Corporation.

     Effective August 13, 2004 the Company entered into a consulting agreement with WWD Trading International.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company does not have any off-balance sheet arrangements.

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

     On December 31,2001, the Company sold its interest in a subsidiary now known as World Wide Holdings Inc.("World Wide") formerly known as TRSG, Corp. In the terms of the agreement World Wide agreed to assume $250,000 of debt of the Company plus assume all of the responsibility and debt to the former owners of World Wide for $350,000 for a total of $600,000 debt assumption.

     The Company has recently been notified that World Wide is not honoring its commitments. Recently the Company has been named in a lawsuit by the former owners of World Wide to make good on the $350,000 allegedly due them. We intend to contest vigorously the claims made by the owners of World Wide. It is impossible to evaluate the likelihood of an unfavorable outcome or provide an estimate of the range of potential loss at this time.

     Management is in the process of negotiating to mitigate the debt exposure to the Company. No provision has been recognized on the financial statements for this contingent liability.

ITEM 2. CHANGES IN SECURITIES.

     Please see information regarding reverse split of our common stock under "Recent Developments," above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At a special meeting of our shareholders held on October 4, 2004 at 3035 E. Patrick Lane, Suite 14, Las Vegas, Nevada 89120, our majority shareholders voted for approval of the following corporate actions:

- Amendment to our articles of incorporation to increase the number of authorized shares of our common stock from 25,000,000 to 25,000,000,000 shares;

- Amendment to our articles of incorporation to increase the number of authorized shares of our preferred stock from 200,000,000 to 400,000,000 shares;

- Grant of discretionary authority to our board of directors to implement a reverse stock split of our common stock on the basis of one post-consolidation share for up to each 1,000 pre-consolidation shares to occur at some time within 12 months of the date of the information statement, with the exact time of the reverse split to be determined by the board of directors; and

-    Approve the following Gateway Distributors, Ltd. Stock Plans:

     (a) Stock Plan for the Year 2003, adopted by our directors effective April 8, 2003 with 2,000,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan;

     (b) Employee Stock Incentive Plan for the Year 2004, adopted by our directors effective January 8, 2004 with 900,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan;

     (c) Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004, adopted by our directors effective February 27, 2004 with 1,500,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan;

     (d) Employee Stock Incentive Plan for the Year 2004 No. 2, adopted by our directors effective March 17, 2004 with 2,000,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan; (e) Employee Stock Incentive Plan for the Year 2004 No. 3, adopted by our directors effective April 22, 2004, as amended on May 26, 2004 and June 16, 2004, with 7,300,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan;

     (f) Non-Employee Directors and Consultants Retainer Stock Plan forthe Year 2004 No. 2, adopted by our directors effective April 22, 2004, as amended on May 26, 2004 and June 16, 2004, with 5,000,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan;

     (g) Employee Stock Incentive Plan for the Year 2004 No. 4, adopted by our directors effective August 24, 2004, with 8,000,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan; and

     (h) Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004 No. 3 adopted by our directors effective August 24, 2004, with 2,000,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

     The total number of votes cast in favor of each of the above proposals was 200,011,729 shares of our common stock, which number was sufficient to approve the proposed corporate actions.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

EXHIBIT NO.                             IDENTIFICATION OF EXHIBIT
-----------                             -------------------------

   3.1**     Articles of Incorporation
   3.2**     Articles of Amendment to the Articles of Incorporation.
   3.3**     Articles of Amendment to the Articles of Incorporation.
   3.4*      Certificate of Change
   3.5**     Bylaws
   10.1*     Consulting Agreement dated October 27, 2004 by and between the Company and Anthony Munafo.
   10.2*     Property Settlement Agreement dated September 29, 2004, by and among Gateway Venture
             Holdings, a Nevada Corporation and SAS Global, Inc., a Nevada Corporation.
   10.3*     Consulting Agreement dated August 13, 2004 between the Company and WWD Trading
             International.
   31.1*     Certification of Richard A. Bailey, Chief Executive Officer of Gateway Distributors, Ltd.,
             pursuant to 18 U.S.C. Sec.Sec.1350, as adopted pursuant to Sec.Sec.302 of the Sarbanes-
             Oxley Act of 2002.
   31.2*     Certification of Richard A. Bailey, Chief Financial Officer of Gateway Distributors, Ltd.,
             pursuant to 18 U.S.C. Sec.Sec.1350, as adopted pursuant to Sec.Sec.302 of the Sarbanes-
             Oxley Act of 2002.
   32.1*     Certification of Richard A. Bailey, Chief Executive Officer of Gateway Distributors, Ltd.,
             pursuant to 18 U.S.C. Sec.Sec.1350, as adopted pursuant to Sec.Sec.906 of the Sarbanes-
             Oxley Act of 2002.
   32.2*     Certification of Richard A. Bailey, Chief Financial Officer of Gateway Distributors, Ltd.,
             pursuant to 18 U.S.C. Sec.Sec.1350, as adopted pursuant to Sec.Sec.906 of the Sarbanes-
             Oxley Act of 2002

-----------------------
*    Filed  herewith.
**   Previously  filed.

(b)  Reports  on  Form  8-K.

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GATEWAY DISTRIBUTORS, LTD.

Dated November 22, 2004.

                                        By /s/ Richard A. Bailey
                                          -------------------------------------
                                          Richard  A.  Bailey,
                                          President and Chief Executive Officer