Form 10KSB
period 2004-12-31
GATEWAY DISTRIBUTORS LTD
filed 2005-04-15
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
              ____________________________________________________

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                          COMMISSION FILE NO. 000-27879

                           GATEWAY DISTRIBUTORS, LTD.
               (Exact name of issuer as specified in its charter)


             NEVADA                                    88-0301278
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

3220 PEPPER LANE, SUITE 14, LAS VEGAS, NEVADA                         89120
  (Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code:  (702) 317-2400

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR
                                                                VALUE $0.001 PER
                                                                     SHARE
                                                               (Title of class)

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

     State issuer's revenues for its most recent fiscal year: $1,153,893. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 29 , 2005: $ 239,000

     Indicate  the  number  of  shares  outstanding  of each of the registrant's classes  of  common  stock  as  of  March  29,  2005:  30,980,590

     Documents  incorporated  by  reference:  None.

     Transitional Small Business Disclosure Format (Check one): Yes  [_]  No[X]

                                TABLE OF CONTENTS
Item 1.     Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
Item 2.     Description of Property.. . . . . . . . . . . . . . . . . . . . .10
Item 3.     Legal Proceedings.. . . . . . . . . . . . . . . . . . . . . . . .10
Item 4.     Submission of Matters to a Vote of Security Holders.. . . . . . .13
Item 5.     Market for Common Equity and Related Stockholder Matters.. . . . 14
Item 6.     Management's Discussion and Analysis or Plan of Operation.. . . .17
Item 7.     Financial Statements.. . . . . . . . . . . . . . . . . . . . .  .30
Item 8.     Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . .31
Item 8A.    Controls and Procedures. . . . . . . . . . . . . . . . . . . . . 31
Item 8B     Other Information. . . . . . . . . . . . . . . . . . . . . . . . 32
Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act. . . . . . . . 32
Item 10.    Executive Compensation. . . . . . . . . . . . . . . . . . . . . .33
Item 11.    Security Ownership of Certain Beneficial Owners and Management and
            Related Stockholder Matters. . . . . . . . . . . . . . . . . . . 34
Item 12.    Certain Relationships and Related Transactions. . . . . . . . . .36
Item 13.    Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .36
Item 14.    Principal Accountant Fees and Services. . . . . . . . . . . . . .37

                                     PART I

ITEM 1.     BUSINESS.

COMPANY OVERVIEW

     We were originally incorporated in the State of Nevada on May 26, 1993. We market and distribute different nutritional and/or health products. The products, which we sell are intended to provide nutritional supplementation to the users; the products are not intended to diagnose, treat, cure or prevent any disease.

     On August 15, 2002, we acquired all equity interest in Los Cabos Freedom Movement, a Wisconsin LLC, d/b/a Grandma Hammans Specialty Foods ("Grandma Hammans") for $217,500. We formed a wholly owned subsidiary, Grandma Hamman's Specialty Foods ("Grandma Hammans") on July 3, 2003 to run the wholesale operations of the Company.

     We formed a wholly owned subsidiary, The Right Solution Gateway, on January 7, 2003 to house the assets of TRSG Corporation and to run the retail operations of the Company.

     On April 30, 2004, we formed a wholly owned subsidiary, Gateway Venture Holdings, Inc. ("GVH") to house our hard assets.

     Also on April 30, 2004, we formed a wholly owned subsidiary, Aspen Cove Resort Incorporated to run the operations of Aspen Cove Resort (formerly Beaver Dam Lodge) located near Panguitch Utah. The lodge had been purchased on April 15, 2004 and is owned by GVH.

     On May 30, 2004, an agreement was signed with Quality Distribution Services of Nevada to create a new corporation, Quality Distribution Services of Arizona, Inc ("QDS"). QDS was incorporated in Nevada on June 7, 2004 and is 51 percent owned by us. QDS is a wholesale beverage distributor in the Phoenix Arizona area.

     On November 30, 2004, we formed a wholly owned subsidiary, Gateway Corporate Administration, Inc ("GCA") which has not been utilized at this time.

     In December, 2004 we moved our corporate office and ware house location to 3220 Pepper Lane, Las Vegas, Nevada 89120.

     On December 21, 2004 we entered an Asset Purchase Agreement to purchase 51 percent of Los Cabos Beverage then owned by Blaine Wendtland. 51 percent interest in Los Cabos Beverage and its assets were acquired in exchange for all rights to Grandma Hamman's GHF product and the debt of $193,833 owing to Los Cabos Freedom Movement LLC and Ed Wendtland were assumed by Blaine Wendtland. On December 30, 2004, we formed a 51 percent owned subsidiary, Los Cabos Beverage Inc ("LCB") to handle the operations of the sale of private label water.

CURRENT BUSINESS PLAN

     Our current purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934, as amended. We do not restrict our search to any specific business; industry or geographical location and we may participate in a business venture of virtually any kind or nature.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     As part of our investigation of potential merger candidates, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of our financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the opportunity, our relative negotiation strength and that of the other management.

     We intend to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors.

     Our officers and directors will meet personally with management and key personnel of the business opportunity as part of their investigation. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction, as required by the Exchange Act.

     We will not restrict our search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or which is in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which we may offer.

REVERSE SPLITS

     During the twelve months ended December 31, 2003, we implemented a reverse stock split on the basis of one post-split share for every 3,000 pre-split shares. During the twelve months ended December 31, 2004, we implemented three reverse stock splits as follows: one split on the basis of one post-split share for every 900 pre-split shares, one split on the basis of one post-split share for every 1,00 pre-split shares, and one split on the basis of one post-split share for every 1,000 pre-split shares. In March 2005, we implemented a reverse split stock on the basis of one post-split share for every 500 pre-split shares.

     All share and per share amounts presented in our financial statements which are part of this Annual Report on Form 10-KSB have been restated retroactively to reflect the reverse splits as if they had occurred on the first day of the first period presented, or January 1, 2003. However, all share and per share amounts have not been restated retroactively to reflect the reverse splits in the narrative portion of this Annual Report on Form 10-KSB. Consequently, the retroactive restatement may cause some apparent inconsistencies between the narrative portion of this Annual Report on Form 10-KSB and our other filings with the Securities and Exchange Commission on one hand, and the financial statements and accompanying notes forming part of this Annual Report on Form 10-KSB on the other hand.

KEY  PERSONNEL

     Our future financial success depends to a large degree upon the efforts of Messrs. Bailey and Ternes, our officers and directors. Messrs. Bailey and Ternes have played major roles in developing and executing our business strategy. The loss of Messrs. Bailey and Ternes could have an adverse effect on our business and our chances for profitable operations. While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected. We do not maintain key man life insurance on the lives of Messrs. Bailey and Ternes.

BUSINESS

     Gateway's principal subsidiary is The Right Solution Gateway. The Right Solution Gateway, is a network marketing company that sells whole food nutrition, health and dietary supplements and skin care products throughout North America, Russia, Japan and Indonesia. Gateway believes that through special blends, whole foods, such as grains and vegetables, can be combined to help produce optimum health.

     The Right Solution Gateway's products are marketed through a network marketing system within the United States and wholesale personal import sales outside the United States. Network marketing enables Gateway's independent distributors in the United States to earn profits by selling Company products to retail consumers. Distributors may also develop their own distributor downline organizations by sponsoring others to do business in any market where The Right Solution Gateway operates, entitling the sponsors to receive overrides or commissions (cash incentives, including royalties and bonuses) on product sales within their downline organizations.

     Management believes that its network marketing system is ideally suited to its products, which emphasize a healthy lifestyle, because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, most of whom use The Right Solution Gateway's products themselves. The Right Solution Gateway's network marketing system appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement family income, start a home-based business, or pursue employment opportunities other than conventional, full-time employment.

     Gateway has several other subsidiaries with the intention of having a diversified base to allow revenue from a multitude of sources which should enhance Gateway's ability to benefit from several types of resources.

     Grandma Hammans sells wholesale nutritional products, Gateway Venture Holdings, Inc. houses most of the hard assets, Aspen Cove Resort Incorporated operates a rural lodge providing accommodations for sleeping, eating, and fishing, Quality Distribution Services of Arizona, Inc. is a beverage distributor and Los Cabos Beverage, Inc. distributes private label water.

OUR  FINANCIAL  RESULTS  MAY  BE  AFFECTED  BY  FACTORS  OUTSIDE  OF OUR CONTROL

     Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from our projections. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially adversely affect our business, operating results, and financial condition.

     We cannot predict with certainty our revenues and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

CORPORATE OFFICES

     Our executive office is located at 3220 Pepper Lane, Las Vegas, Nevada 89120. The telephone number to call for information is (702) 317-2420.

CHANGES  IN  OUR  CAPITAL  STRUCTURE

     Effective September 3, 2004, we implemented a 1-1,000 reverse split of our authorized, issued and outstanding stock. Effective October 4, 2004, we amended our Articles of Incorporation to increase the number of our authorized preferred shares to 400,000,000 shares.

     Effective on June 28, 2004, we implemented a 1-900 reverse split of our issued and outstanding common stock. Effective on June 28, 2004, we also filed Articles of Amendment to our Articles of Incorporation increasing our authorized common shares to 25,000,000,000 and our preferred shares to 200,000,000 shares and authorizing our board of directors

     On November 9, 2004, we filed a Certificate of Amendment to our Certificate of Designation increasing the number of shares of our Series A Preferred Stock from 200,000 shares to 100,000,000 shares. The shares of our Series A Preferred Stock rank senior to shares of our preferred and common shares. Each share of the Series A Preferred Stock is entitled to 1,000 votes on any matter submitted to the holders of our common stock. Each share of the Series A Preferred Stock is convertible into that number of common stock equal in fair market value to $1.

     EFFECTIVE DECEMBER 20, 2004, WE IMPLEMENTED A ONE FOR 1,000 REVERSE SPLIT OF OUR ISSUED AND OUTSTANDING COMMON STOCK.

     Effective January 18, 2005, we designated 100,000,000 shares of our preferred stock as the Series B Preferred Stock. Each share of the Series B
Preferred Stock is convertible into one share of the common stock. The shares of the Series B Preferred Stock do not have voting rights.

     Effective March 28, 2005, we implemented a 1-500 reverse split of our issued and outstanding common stock.

EMPLOYEES

     We have 14 full-time employees and three part-time employees as of March 28, 2005. Our distributors, who are independent contractors, are not considered to be our employees. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. We expected to have a ready source of available labor to support our growth.

     The daughter of the Chief Executive Officer works as Marketing Representative (reassigned in 2005 to non-managerial responsibilities) and the son of the Chief Operations Officer serves as Vice President of Operations with additional responsibilities in Information Technology. Other children of the officers work part time for the Company in non-managerial positions.

MARKETS AND MARKETING

     The Right Solution Gateway's products are distributed primarily through a network marketing system, consisting of an extensive network of distributors. Distributors are generally independent contractors who purchase products directly from The Right Solution Gateway for personal use or for resale to consumers within the United States. Distributors may elect to work on a full-time or part-time basis. The Right Solution Gateway believes that its network marketing system appeals to a broad cross-section of people worldwide, particularly those seeking to supplement family income, start a home-based business or pursue employment opportunities other than conventional, full-time employment and that a majority of its distributors work on a part-time basis. The Right Solution Gateway believes that its network marketing system is ideally suited to marketing its products because ongoing personal contact between consumers and distributors strengthens sales of such products.

     Within the United States, distributors may earn profits by purchasing The Right Solution Gateway's products at wholesale prices (which are discounted 40 percent from suggested retail prices) and selling The Right Solution Gateway's products to customers at suggested retail prices. All distributors, both inside and outside the United States, who sponsor new distributors and establish their own downline organizations may earn commissions on product sales on their entire downline. There is no limit on the number of downline levels from which a distributor can generate commissions.

     To become a distributor, a person must be sponsored by an existing distributor, pay an annual fee (which is currently $15.00), and be placed into a Tracking Center, which is a point from which The Right Solution Gateway "tracks" the sales volume of the distributor and the sales volume of a distributor's downline organization. Each distributor has three legs in their organization and commissions are based on volume requirements for these three legs. The strongest performing leg is the first leg, the second strongest is the second leg and all other legs make up the third leg. In order to receive any commissions or bonuses a distributor must make an initial purchase of $100 in personal purchase volume. To maintain qualification for any commissions or bonuses, a distributor must purchase a minimum of $100 to $150 depending on total volume of The Right Solution Gateway's products every month. All distributors are allowed to participate in The Right Solution Gateway's growth by sponsoring new distributors.

     The Right Solution Gateway computes the wholesale volumes purchased at the close of each business day during the month. Commissions are paid monthly based on the qualifying level.

     Additional bonus money can be earned through the Right Start Program. A distributor may sign up for an "Autoship Program" which helps protect distributors from losing qualification by automatically shipping them a qualifying order monthly. In addition, when a distributor signs up for the Autoship Program, the distributor becomes qualified to receive a bonus (the "Right Start Bonus") for each new personally sponsored distributor. The amount of the Right Start Bonus will be 50 percent of the new distributor's first order.

     The Right Solution Gateway maintains a computerized system for processing distributor orders and calculating distributor commission and bonus payments, which enables it to remit such payments to distributors monthly. The Right Solution Gateway believes that prompt remittance of commission is vital to maintaining a motivated network of distributors and that its distributors' loyalty to The Right Solution Gateway has been enhanced by The Right Solution Gateway's history of consistently making commission and bonus payments on a scheduled basis.

     Internet. The Right Solution Gateway maintains a site on the World Wide Web at "www.rightsolution.com." The Right Solution Gateway has enhanced the system to allow on-line ordering and volume checks by the distributors.

     Marketing. Each distributor is responsible for sales of The Right Solution Gateway's product within his or her downline. The Right Solution Gateway relies on word of mouth and testimonials from previous or existing customers for its primary advertising. The Right Solution Gateway has developed sales materials, which have been professionally prepared by a graphic designer and reviewed for DSA and regulatory compliance. These sales materials include product descriptions. Sponsoring. The Right Solution Gateway has established a system for the sponsoring of new distributors. The Right Solution Gateway prepares communication and educational training materials for distributors to assist in the sponsoring of new distributors. The Right Solution Gateway also engages in weekly conference calls with distributors and sends newsletter email blasts to its distributors. Gateway has an established advisory board for assistance and consultation in connection with sponsoring matters.

     Sponsoring. The Right Solution Gateway has established a system for the sponsoring of new distributors. The Right Solution Gateway prepares communication and educational training materials for distributors to assist in the sponsoring of new distributors. The Right Solution Gateway also engages in weekly conference calls with distributors and sends newsletter email blasts to its distributors. The Right Solution Gateway has an established advisory board for assistance and consultation in connection with sponsoring matters.

     Product Distribution. Gateway's products are distributed to all markets from Gateway's warehouse located in Las Vegas, Nevada.

RISK  FACTORS

NEED  FOR  ONGOING  FINANCING.

     We will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

     There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

     Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

     If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

BUSINESS  CONCENTRATION.

     While we consider our relationships with our customers to be satisfactory, given the concentration of our sales to a few key customers, our continued relationships may be subject to the policies and practices of the customers. We continue to concentrate our efforts on expanding our customer base in order to reduce our reliance on our current customers.

INFLATION.

     In our opinion, inflation has not had a material effect on our financial condition or results of our operations.

TRENDS,  RISKS  AND  UNCERTAINTIES.

     We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

CAUTIONARY  FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS.

     We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

POTENTIAL  FLUCTUATIONS  IN  QUARTERLY  OPERATING  RESULTS.

     Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including the demand for our services, seasonal trends in purchasing, the amount and timing of capital expenditures; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to our industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, occurrences such as accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

LACK  OF  INDEPENDENT  DIRECTORS.

     We cannot guarantee that our board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between us and our stockholders generally and the controlling officers, stockholders or directors.

LIMITATION  OF  LIABILITY  AND  INDEMNIFICATION  OF  OFFICERS  AND  DIRECTORS.

     Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our articles of incorporation provide, however, that our officers and directors shall have no liability to our stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our articles and bylaws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

MANAGEMENT  OF  POTENTIAL  GROWTH.

     We may experience rapid growth which will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations. Our inability to effectively manage our future growth would have a material adverse effect on us.

WE  PAY  NO  DIVIDENDS.

     We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any earnings for funding growth however these plans may change depending upon capital raising requirements.

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK.

     We believe that we do not have any material exposure to interest or commodity risks. Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

     We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives.

RISKS  RELATING  TO  OUR  BUSINESS

WE  ARE NOT LIKELY TO SUCCEED UNLESS WE CAN OVERCOME THE MANY OBSTACLES WE FACE.

     As an investor, you should be aware of the difficulties, delays and expenses we encounter, many of which are beyond our control, including unanticipated market trends, employment costs, and administrative expenses. We cannot assure our investors that our proposed business plans as described in this report will materialize or prove successful, or that we will ever be able to finalize development of our products or services or operate profitably. If we cannot operate profitably, you could lose your entire investment. As a result of the nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

OUR  AUDITORS  HAVE  STATED  WE  MAY  NOT  BE  ABLE  TO  STAY  IN  BUSINESS.

     Our auditors have issued a going concern opinion, which means that there is doubt that we can continue as an ongoing business for the next 12 months.
Unless we can raise additional capital, we may not be able to achieve our objectives and may have to suspend or cease operations. See "Management's
Discussion  and  Analysis  of  Financial  Condition  and Results of Operations."

OUR  ACQUISITION  STRATEGY  INVOLVES  A  NUMBER  OF  RISKS.

     We intend to pursue growth through the opportunistic acquisition of companies or assets that will enable us to expand our service lines to provide more cost-effective customer solutions. We routinely review potential acquisitions. This strategy involves certain risks, including difficulties in the integration of operations and systems, the diversion of our management's attention from other business concerns, and the potential loss of key employees of acquired companies. We may not be able to successfully acquire, and/or integrate acquired businesses into our operations.

RISKS  RELATING  TO  OUR  STOCK

WE MAY NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE NECESSARY ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

     Due to the lack of revenue and expenses, we need to secure adequate funding. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail. We do not have commitments for additional financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all.

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

     Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2003 and 2004, our common stock was sold and purchased at prices that ranged from a high of $0.2 to a low of $0.0001 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

     The price of our common stock that will prevail in the market after this offering may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

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

     Over the past few months, there have been periods of significant increases in trading volume of our common stock during which the price of our stock has both increased and decreased. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this report does not necessarily portend what the trading price of our common stock might be in the future.

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

     Should we issue additional shares of our common stock at a later time, each investor's ownership interest in Gateway Distributors, Ltd. would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

     Companies trading on the OTC Bulletin Board, such as Gateway Distributors, Ltd., must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2.     DESCRIPTION OF PROPERTY.

     Gateway owns approximately 3,500 square feet of office space, currently being remodeled to house the executive offices, information systems department, human resources department, accounting department, order entry department, and customer service department, and approximately 30,000 square feet of warehouse space, also housing the warehouse department, in Las Vegas, Nevada. The monthly mortgage payment is $13,376.

ITEM 3.     LEGAL PROCEEDINGS.

Suburban Capital Corporation v Gateway Distributors, Ltd., Case No. 03-CV-7559

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

     On January 10, 2005, Gateway filed a counterclaim against Suburban for breach of a Stock Purchase Agreement dated November 27, 2002. Gateway's claims include breach of contract and, in the alternative, unjust enrichment. The counterclaim seeks a judgment from the court which orders Suburban to assume the debts and obligations - currently valued at more than $306,667 - contained in the November 27, 2002 Stock Purchase Agreement and additional monetary damages.

     The parties are scheduled to appear before Judge Norgle on April 13, 2005 for a status hearing and our attorney s have been instructed to both vigorously defend the claims made against Gateway and prosecute claims made against Suburban.

Securities and Exchange Commission v Frank J. Custable, Jr., Sara Wetzel, Suburban Capital Corp., Francis Scott Widen, Wasatch Pharmaceutical Inc., David Giles, Gary Heesch, Pacel Corp., David Calkins, Gateway Distributors, Ltd., Richard Bailey and ThermoElastic Technologies, Inc., Case No. 03-C-2182

     On March 28, 2003, the Securities and Exchange Commission filed a civil action in the United States District Court for the Northern District of Illinois against Gateway and Richard Bailey.

     The action was styled Securities and Exchange Commission v Frank J. Custable, Jr., Sara Wetzel, Suburban Capital Corp., Francis Scott Widen, Wasatch Pharmaceutical Inc., David Giles, Gary Heesch, Pacel Corp., David Calkins, Gateway Distributors, Ltd., Richard Bailey and ThermoElastic Technologies, Inc., Case No. 03-C-2182 (Gottschall, J.) and as to Gateway and Richard Bailey:

     On  March  28,  2003, the Commission obtained a Temporary Restraining Order
(TRO) from the United States District Court for the Northern District of Illinois, temporarily restraining Frank J. Custable, Jr., of Glendale Heights, Illinois, Suburban Capital Corp., Sara Wetzel, of Glenview, Illinois, and Francis Scott Widen of Buffalo Grove, Illinois, from violating the anti-fraud, registration and reporting provisions of the federal securities laws. Custable is a recidivist who, in 1994, was permanently enjoined from violating the anti-fraud provisions of the federal securities laws as part of a prior Commission enforcement action. As part of the TRO, the Court also ented orders freezing the assets of Custable, Suburban Capital, Wetzel and Widen to repatriate assets, temporarily prohibiting Custable and Suburban Capital from participating in penny stock offerings and from trading in any securities, requiring all defendants to give an accounting and prohibiting document destruction.

     The Commission's Complaint alleged that Custable has orchestrated an ongoing scheme to violate registration, antifraud and reporting violations of the federal securities laws. The scheme, as alleged in the Complaint, began in at least November 2001, has involved at least seven different penny stocks and has generated at least $4.3 million in ill-gotten gains. According to the Complaint, Custable fraudulently concealed his ownership interest in the seven penny stocks by having Suburban Capital, Wetzel, Widen and various other individuals engage in a host of securities transactions on his behalf. The Complaint further alleged that Custable, Wetzel and Suburban Capital have obtained stock through fraudulent Form S-8 registrations (normally intended to allow distribution of securitite to employees and consultants) and through a scheme to counterfeit nearly half of the outstanding stock in Blagman Media International, Inc., a company whose stock is guoted on the OTC Electronic Bulletin Board. The Complaint alleged that Custable and the other defendants illegally dumped massive quantities of the improperly registered shares on the general public.

     The Commission's Complaint also named as defendants four public companies whose stock is quoted on the OTC Electronic Bulletin Board (Bulletin Board Companies) and four officers of the Bulletin Board Companies. The other defendants named in the Commission's Complaint are Thermo Elastic Technologies, Inc., Wasatch Pharmaceutical, Inc., David Giles and Gary Heesch, who are two of Wasatch's officers, Pacel Corp., David Calkins, who is an officer of Pacel, Gateway Distributors, Ltd., and Richard Bailey, an officer of Gateway. The Complaint also named Pine Services as a relief defendant. The Complaint alleged that Custable, Suburban Capital and Wetzel violated Section 17(a) of the
Securities Act of 1933 (Securities Act) and Section 10(b) of the Securities Exchange Act of 1934 (Exchange Act) and Rule 10b-5 thereunder. The Complaint also alleged that Custable violated Section 13(d) of the Exchange Act and Rules 13d-1 and 13d-2 thereunder by failing to report his ownership interest in the penny stocks involved in his scheme. The Commission alleged in its Complaint that Custable, Wetzel, Widen and Suburban Capital violated Section 5(a) and 5(c) of the Securities Act. The Complaint also alleged that Wasatch, Heesch and Giles violated Sections 5(a), 5(c) and 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, by engaging in several sham S-8 transactions with Custable and Suburban Capital. The Complaint alleged that ThermoElastic, Gateway, Pacel, Bailey and Calkins violated Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder by engaging in fraudulent S-8 transactions with Custable and Suburban Capital.

     Apart from emergency relief, the Commission sought the entry of preliminary and permanent injunctive relief, disgorgement, civil penalties, a penny stock bar against Custable, Suburban Capital, Wetzel, Widen, Heesch, Giles, Calkins and Bailey and an order barring Heesch, Giles, Calkins and Bailey from serving as an officer or director of a public company.

     On January 29, 2004, Judge Gottschall appointed a receiver, Mark Toljanic, over Suburban Capital. The Receiver is vested with full and exclusive power, duty and authority to administer and manage the business affairs, funds, assets, and any other property of Suburban Capital. In addition, the Receiver is chaged with identifying, locating, marshaling and safeguarding all of the current assets of Suburban Capital as well as all assets in existence as of March 28, 2003 but dissipated thereafter. The Receiver is also to prepare discovery responses of Suburban Capital and take whatever actions are necessary to preserve Suburban Capital's assets.

     On November 18, 2004, the Securities and Exchange Commission filed a Second Amended Complaint in the United States District Court for the Northern District of Illinois against Gateway and Richard Bailey. The Second Amended Complaint, which incorporates all of the allegations in the March 28, 2003 civil action referenced above, also includes new allegations as to Gateway and Bailey.

     The action is styled Securities and Exchange Commission v Frank J. Custable, Jr., Sara Wetzel, Suburban Capital Corp., Francis Scott Widen, Wasatch Pharmaceutical Inc., David Giles, Gary Heesch, Pacel Corp., David Calkins, Gateway Distributors, Ltd., Richard Bailey, ThermoElastic Technologies, Inc., Robert Blagman, Blagman Media International, Inc., and Brad Nordling, Case No. 03-C-2182 (Gottschall, J.) and the additional allegations as to Richard Bailey include purported violations of Section 5(a) and (c) of the Securities Act. The Securities and Exchange Commission seeks : entry of permanent injunctive relief, disgorgement, civil penalties, a penny stock bar against Custable, Suburban Capital, Wetzel, Widen, Heesch, Giles and an order barring Heesch, Giles, Calkins and Bailey from serving as an officer or director of a public company.

     The Commission began taking numerous depositions in October 2004, and Messrs. Bailey and Ternes are scheduled to be deposed in early May. Discovery is scheduled to close on June 21, 2005.

     The parties are scheduled to appear before Judge Gottschall on April 12, 2005 for a status conference and the attorneys have been instructed to vigorously defend the claims made against Gateway and Bailey.

Administrative Subpoena by the Bureau of Consumer Protection of the Nevada Attorney general's Office

     In or about December, 2003, the Company was served with an administrative subpoena issued by the Bureau of Consumer Protection of the Nevada Attorney General's Office. The subpoena sought documents in furtherance of that Bureau's investigation whether the Company violated federal or state consumer protection regulations and statutes in connection with the sale of "Y-motion", a topically applied yam cream product.

     At about the same time, the Company was served in Nevada with a virtually identical subpoena issued by the Consumer Protection Division of the Office of the Attorney General of Maryland seeking the same documents. As a matter of prudence, the Company has taken the position that the subpoena from the Maryland Attorney General's office is void for lack of jurisdiction; nevertheless, in the spirit of cooperation and candor, the Company has copied the Maryland Attorney General's office with its responses to the Nevada subpoena as a courtesy.

     The representative of the Maryland Attorney General's office purports to speak for a compact of attorneys general in 32-states and to have authority to negotiate issues arising from the sale of "Y-motion" in those states.

     This matter involves the questions whether sale of "Y-motion" is illegal per se because it is considered a drug; whether the Company made health claims in connection with its sale in violation of federal and state regulations; and whether the Company had involvement with a questionable marketing scheme through which other vendors have sold similar yam cream products.

     The Company has sold "Y-motion" in many of the states represented by the attorneys general compact.

     The Company has responded to the Nevada subpoena and to follow-up inquiries by producing responsive documents in its possession, with courtesy copies provided to the Maryland Attorney General's office. The Company has also retained the services of a consultant who is well versed in the compliance with relevant state and federal regulations to advise the Company.

     The Company is negotiating with the representative of the attorneys general compact to settle possible legal claims associated with its sale of "Y-motion". The Company's position is that it has and will comply with all application laws and regulations in its operations, and will take any necessary corrective measures.

     At present, the representative of the attorneys general compact has proposed payment of penalties and costs $220,000, plus a program for restitution of the purchase price of the product to consumers who apply for a rebate, plus injunctive relief against the alleged improper practices in the form of a consent decree. The Company has countered with willingness to accept a consent decree and with an offer to penalties, costs and restitution to consumers in a combined total amount not to exceed $30,000. Negotiations are continuing.

     If the matter is not settled, each attorney general in the compact of 32-attorney general who represents a state in which the Company sold "Y-motion", could bring separate investigative/enforcement actions against the Company. We are unable to predict whether this would be the likely outcome if current negotiations fail, however, or what the effect of several investigation/enforcement actions in different states might be.

     No enforcement action has been filed against the Company as of March 28, 2005 in any state on account of the Company's sales of "Y-motion".

Allergy  Research  Group/Nutricology  v  Gateway  Distributors,  Ltd.,  Case No.
A-487334

     Allergy Research Group/Nutricology v Gateway Distributors, Ltd., Case No. A-487334, District Court of Clark County, Nevada. This is an action against the Company on an unpaid open account for goods and merchandise. The plaintiff's Complaint seeks $168,070 from the Company. The Company contests the amount claimed and is making payments on the uncontested amount while negotiations with the plaintiff continue. The litigation is in the discovery phase . No trial date has been set at this time. We believe that our exposure on this claim ranges between $50,000 and $80,000, less future payments.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On October 4, 2004, our majority stockholders, acting by written consent, voted to:

     1. Amend our articles of incorporation to increase the number of authorized shares of our common stock from 25,000,000 to 25,000,000,000 shares;

     2. Amend our articles of incorporation to increase the number of authorized shares of our preferred stock from 200,000,000 to 400,000,000 shares;

     3. Grant discretionary authority to our board of directors to implement a reverse stock split of our common stock on the basis of one post-consolidation share for up to each 1,000 pre-consolidation shares to occur at some time within 12 months of the date of this information statement, with the exact time of the reverse split to be determined by the board of directors;

     4.     Approve  the  following  Gateway  Distributors,  Ltd.  Stock  Plans:

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

          (f) Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004 No. 2, adopted by our directors effective April 22, 2004, as amended on May 26, 2004 and June 16, 2004, with 5,000,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan;

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

     Mr. Richard A. Bailey, our president, founder, and a director, and Mr. Florian R. Ternes, our director and secretary, together had the power to vote 4,996,011,854 shares of our common stock, which number exceeded the majority of the issued and outstanding shares of the common stock on the record date. Messrs. Bailey and Ternes voted in favor of the proposed amendments to our articles of incorporation, for the grant of authority to the Board of Directors with respect to the reverse split, and for the approval of the Stock Plans.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Prior to August of 2001, there was no public market for our Common Stock. Our stock originally traded under the symbol "GTWY.OB." On December 6, 2002, our symbol changed from "GTWY.OB" to "GWYD.OB." On June 28, 2004, our symbol changed from "GWDL.OB" to "GWAD.OB." On September 3, 2004 our symbol changed from "GWAD.OB" to "GAWY.OB." On December 20, 2004, our symbol changed from "GAWY.OB" to

"GAWD.OB." As of March 28, 2005, the symbol was changed to "GWDB.OB". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions.

                       CALENDAR YEAR 2003      HIGH       LOW
                       First Quarter          0.0001     0.0001
                       Second Quarter          0.20       0.01
                       Third Quarter          0.035      0.0029
                       Fourth Quarter         0.0334     0.0011

                       CALENDAR YEAR 2004      HIGH       LOW
                       First Quarter          0.0049     0.0007
                       Second Quarter          0.07      0.0001
                       Third Quarter           0.34      0.0001
                       Fourth Quarter          0.07      0.0001

     We currently have 30,980,590 shares of our common stock outstanding. Our shares of common stock are held by approximately 19 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     During the fiscal year ended December 31, 2005, we sold 24,005,003 common shares in private transactions not involving a public offering. All of the 24,005,003 shares bear a legend restricting their disposition.

     On December 21, 2004, the Board of Directors authorized the issuance of 24,000,000 shares (12,000,000 each) of restricted common stock to Rick Bailey and Flo Ternes in exchange for 24,000 shares of preferred A stock (value at one preferred share to 1,000 common shares). The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.

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

     The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

                                    SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
                                                           (a)              (b)             (c)               (d)
                                                      --------------  ---------------  --------------  -----------------
                                                                                                            Maximum
                                                                                        Total number      number (or
                                                                                       of shares (or      approximate
                                                                                           units)      dollar value) of
                                                                                        purchased as      shares (or
                                                                                          part of       units) that may
                                                       Total number                       publicly          yet be
                                                      of shares (or    Average price     announced         purchased
                                                          units)         paid per        plans or      under the plans
Period                                                  purchased     share (or unit)     programs        or programs
----------------------------------------------------  --------------  ---------------  --------------  -----------------
October 2004 . . . . . . . . . . . . . . . . . . . .             -0-              -0-             -0-                -0-
                                                      --------------  ---------------  --------------  -----------------
November 2004 . . . . . . . . . . . . . . . . . . .              -0-              -0-             -0-                -0-
December 2004 . . . . . . . . . . . . . . . . . . .              -0-              -0-             -0-                -0-
                                                      --------------  ---------------  --------------  -----------------
Total . . . . . . . . . . . . . . . . . . . . . . .              -0-              -0-             -0-                -0-
                                                      ==============  ===============  ==============  =================


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING INFORMATION

     Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

     There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-KSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

MANAGEMENT'S PLAN OF OPERATION

STRATEGY

     The Right Solution Gateway plans to continue capitalizing on its strong operating platform and intends to pursue a growth strategy comprised of the following four principal elements:

     Expansion of Product Offerings and Development of New Product Lines. The Right Solution Gateway is committed to expanding its product line by developing and offering new products and introducing existing products into markets where they are not currently offered. The timely introduction of new, high quality products creates sales opportunities for distributors, and also serves to generate enthusiasm among distributors and provide them with additional promotional opportunities to sell other Company products. The Right Solution Gateway has made the decision to concentrate on its top selling products that focus on three things: 1) cleansing the body from toxins; 2) feeding the body on a cellular level; and 3) living ones dreams. With more than 70% of the food that is consumed in the world being genetically altered, management believes that the market for its whole food products will continue to grow.

     Mergers and Acquisitions. Gateway's business plan includes growth through mergers and acquisitions. Gateway intends to continue to look for opportunities to merge or purchase smaller companies that have active distributors and sales volumes, or purchase new products to diversify our sales market. The Right
Solution Gateway has two strategies for growth. 1) The continuation of the existing strategy to target companies that are in trouble financially, lacking product inventories, but which have active distributors and sales. 2) Purchase the rights to existing products that have either a recognized brand name or have been successfully marketed in the past with continued need in the marketplace, requiring only market exposure to generate new sales.

     Expansion Into New Markets. Gateway's business plan for 2005 is to focus on growth in the USA and placing less emphasis on international expansion. If international clients desire to purchase products on a wholesale basis, Gateway will gladly provide these products. Gateway believes there are numerous additional markets in which its products may prove successful. Gateway evaluates new markets based, in part, on Gateway's ability to create a distributor base in the potential markets or markets for the product wholesale. In determining when and where to open new markets, Gateway will continue to seek to minimize the impact on distributor focus in existing markets and to ensure that adequate distributor support services and other Company systems are in place to support the growth. Although Gateway intends to expand into new markets, there can be no assurance that Gateway can open markets on a timely basis or that such new markets will prove to be profitable. Significant regulatory and legal barriers must be overcome before marketing can begin in any new market. In addition, expansion of Gateway's operations into new markets requires substantial working capital and capital expenditures associated with both the regulatory compliance and operations phases of the process. The lead-time and costs associated with opening anticipated new markets may significantly exceed those of entering new markets in the past due to greater regulatory barriers, the necessity of adapting to entirely new regulatory systems, and problems related to entering new markets with different cultural bases and political systems from those encountered in the past. Gateway is informed that the lead-time necessary to open a new market is generally up to one year, but may be more.

     Gateway has expanded into wholesale distribution services, in addition to its multi-level marketing retail sales. On May 20, 2004 Gateway entered into an agreement for the distribution of beverages in the Phoenix Arizona area. A Nevada corporation, Quality Distribution Services of Arizona, Inc ("QDS") was formed June 7, 2004 to handle the operations, with Gateway having 51% ownership. In December of 2004 Gateway added sales of private label water through Los Cabos Beverage, also at 51% ownership, while removing debt owed by Grandma Hamman's and its principal product GHF, by an asset purchase agreement.

     The Company has a 51% interest in Los Cabos, a corporation set up to operate as a water distribution facility. The acquisition of its investment in Los Cabos came through the agreement exchanging a formula owned by Grandma Hammans, a subsidiary of the Company, for the 51% interest in Los Cabos and the assumption and payoff of approximately $193,000 of debt Grandma Hammans assumed from buying the formulas initially. Currently the Company is in the process of evaluating the continued operation of Los Cabos water distribution with the object to decide whether or not to withdraw from the joint venture and any future financial commitments.

     Management has determined to refocus its time, energy, and financial investments into its core business going forward and believes that QDS of Arizona will detract from that emphasis. Therefore, the Company is evaluating whether to sell its interests in QDS of Arizona.

     Enhancement of Sales and Motivational Training. Gateway will continue to seek increased sales opportunities through its network marketing system by utilizing extensive training and motivational programs. The Right Solution Gateway will also hold regional meetings throughout the United States. Gateway has hired Jack Zufelt and other network marketing leaders in the industry to run the training of the company. Our starting kits have training material along with product which will allow the new distributor to get started quicker. The company has spent a significant amount of money and time on the internet website. Managements feel is that the support of the world wide web is a core competency to the success of its business, unlike ten years ago. In addition, Gateway will continue to conduct conferences, seminars, and one on one training.

     Gateway has acquired the licensing rights to Jeunesse by Francois from the Chelsea Collection. Jeunesse by Francois is a seventy five year old skin care formula from Romania which was originally derived from the G-H-3 formula from Dr. Anna Aslan. Mr. Francois Vautour brought the formula to America and updated the product based upon newer technologies in skin care. An infomercial was produced to introduce the new product without receiving the desired marketing response. The product is being offered in the network marketing, and plans for the future are to wholesale the product through retail chains under the G-H-3 lines. We hope to expand iour customer base and increase our sales. Gateway, through the licensing agreement it has with the Chelsea Collection, is expecting to open clinics offering G-H-3 Internal Rejuvenation Therapy within the next year. Two thirds of The Chelsea Collection is owned by the officers of Gateway. In the agreement the Company has with Chelsea Collection, the Company will have the opportunity to acquire the same Francois Vautour skin care line from Chelsea Collection for virtually the same price and terms as Chelsea Collection is buying it from Francois Vautour.

     Gateway extended its agreement with PT. Mahakam Beta Farma in Indonesia. They are purchasing the Body Gard product and have it in their pharmacies throughout the country. PT. Mahakam Beta Farma is working on approval by the Indonesian government for the future distribution of SuperFood.

     Gateway is expecting on track to receive its first shipment of product that has been signatured and licensed by Pete Rose and affiliates and should be available for sale at the start of the regular baseball season.

PRODUCTS

     The Right Solution Gateway markets and distributes different nutritional and/or health and skin care products. The nutritional/health products, which The Right Solution Gateway sells, are intended to provide nutritional supplementation to the users; the products are not intended to diagnose, treat, cure or prevent any disease.

     Top  Selling  Products  are:

-     Body  Gard  with  Lactoferrin

-     Femme

-     Fulvic  Factor

-     Lifetonic

-     LifeZymePlus

-     Master  Formula  (Powder  and  Capsules)

-     Natural  Immunity

-     New  Life  Corrective  A,  B  and  C

-     Superfood  (Powder  and  Capsules)

-     Vibrant  9  Skin  Care/Jeunesse  by  Francois  Products

SERVICES

     Product Return Policy for Retail Customers. Services Product Return Policy for Retail Customers. The Right Solution Gateway has a 100% money-back guarantee on all of its products for retail customers. It is the responsibility of each Team Member to refund the purchase price to any unsatisfied customer. The customer's request must be made within 30 days of the date of the product purchase to be valid. If the product was used, the empty or partially filled container must be returned to The Right Solution Gateway. Upon receipt of the container and a copy of the customer's retail sales receipt with their name, address and telephone number, The Right Solution Gateway will promptly send a replacement to the Team Member. The Right Solution Gateway does not make cash refunds. The Right Solution Gateway's product return policy for retail customers has been approved by the Direct

Selling Association (the "DSA"), a national industry trade organization of network marketing companies whose objective is to provide aid, support and guidance to the network marketing industry.

     Product Return Policy for Team Members. A Team Member who is dissatisfied with a product may request a refund or credit within 30 days of the date of the product's purchase. Full, partially full, and empty bottles are eligible for refund. However, only one partially filled or empty container per individual product will be honored. Unused products purchased during this same period are eligible for a refund if they are in the original packaging, factory sealed, and in resalable condition. Shipping expenses are not eligible for refund. The Right Solution Gateway's product return policy for Team Members has been approved by the DSA.

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

DISTRIBUTION AND MARKETING

     The Right Solution Gateway's products are distributed primarily through a network marketing system, consisting of an extensive network of distributors. Distributors are generally independent contractors who purchase products directly from network marketing companies. The Right Solution Gateway calls their distributors "Team Leaders". For this document they will be referred to as distributors. The distributors purchase products from The Right Solution Gateway for personal use or for resale to consumers within the United States. Distributors may elect to work on a full-time or part-time basis. The Right Solution Gateway believes that its network marketing system appeals to a broad cross-section of people worldwide, particularly those seeking to supplement family income, start a home-based business or pursue employment opportunities other than conventional, full-time employment and that a majority of its distributors work on a part-time basis. The Right Solution Gateway believes that its network marketing system is ideally suited to marketing its products because ongoing personal contact between consumers and distributors strengthens sales of such products.

     Within the United States, distributors may earn profits by purchasing The Right Solution Gateway's products at wholesale prices (which are discounted 40% from suggested retail prices) and selling The Right Solution Gateway's products to customers at suggested retail prices. All distributors, both inside and outside the United States, who sponsor new distributors and establish their own downline organizations may earn commissions on product sales on their entire downline. There is no limit on the number of downline levels from which a distributor can generate commissions.

     To become a distributor, a person must be enrolled by an existing distributor, pay an annual fee (which is currently $15.00 or first time enrollees may join over the world wide web at no cost), and be placed into a Tracking Center, which is a point from which The Right Solution Gateway "tracks" the sales volume of the distributor and the sales volume of a distributor's downline organization. Each distributor can have three legs in their organization and commissions are based on volume requirements of these legs. The strongest performing leg is the 1st leg, the second strongest is the 2nd leg and all other legs make up the third leg. In order to receive any commissions or bonuses a distributor must make an initial purchase of $100 in personal purchase volume. To maintain qualification for any commissions or bonuses, a distributor must purchase a minimum of $40 to $120 depending on total qualifying volume of The Right Solution Gateway's products every month. All distributors are allowed to participate in The Right Solution Gateway's growth by sponsoring new distributors.

     Management believes that the more new enrollees use the internet, overall costs will be substantially reduced.

     The Right Solution Gateway computes the wholesale volumes purchased at the close of each business day during the month. Commissions are paid monthly based on the qualifying level.

     Additional bonus money can be earned then paid weekly, through the Right Start Program. A distributor may sign up for an "Autoship Program" which helps protect distributors from losing qualification by automatically shipping them a qualifying order monthly. In addition, when a distributor signs up for the Autoship Program, the distributor becomes qualified to receive a bonus (the "Right Start Bonus") for each new personally enrolled distributor. The amount of the Right Start Bonus will be 50% of the new distributor's first order.

     The Right Solution Gateway maintains a computerized system for processing distributor orders and calculating distributor commission and bonus payments, which enables it to remit such payments to distributors. The Right Solution Gateway believes that prompt remittance of commission is vital to maintaining a motivated network of distributors and that its distributors' loyalty to The Right Solution Gateway has been enhanced by The Right Solution Gateway's history of consistently making commission and bonus payments on a scheduled basis.

     Internet. The Right Solution Gateway maintains a site on the World Wide Web at "www.rightsolution.com." The Right Solution Gateway has enhanced the system to allow new distributor signups, on-line ordering and volume checks by the distributors.

     Marketing. Each distributor is responsible for sales of The Right Solution Gateway's product within his or her downline. The Right Solution Gateway relies on word of mouth and testimonials from previous or existing customers for its primary advertising. The Right Solution Gateway has developed sales materials, which have been professionally prepared by a graphic designer and reviewed for regulatory compliance. These sales materials include product descriptions. Most of the information that a distributor needs to do his or her business can be found on the website.

     Sponsoring. The Right Solution Gateway has established a system for the enrolling of new distributors. The Right Solution Gateway prepares communication and educational training materials for distributors to assist in the enrolling of new distributors. The Right Solution Gateway also engages in weekly conference calls with distributors and sends newsletter email blasts to its distributors. The Right Solution Gateway has an established advisory board for assistance and consultation in connection with enrollment matters.

     Product Distribution. Gateway's products are distributed to all markets from Gateway's warehouse located in Las Vegas, Nevada.

COMPETITION

     The Right Solution Gateway is subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market nutritional, health and dietary supplements, as well as those, which market other types of products. Some of The Right Solution Gateway's competitors are substantially larger and have available considerably greater financial resources than Gateway. The Right Solution Gateway's ability to remain competitive depends, in significant part, on The Right Solution Gateway's success in enrolling and retaining distributors through an attractive compensation plan and other incentives. The Right Solution Gateway believes that its bonus availability program, recognition and rewards program, and other compensation and incentive programs provide its distributors with significant earning potential. However, there can be no assurance that The Right Solution Gateway's programs for recruitment and retention of distributors will be successful.

     Our multilevel marketing plan "Every One Wins" is designed to expedite the possibility of earning monthly incomes while the distributor builds a business, where most companies take months for their distributors to realize comparable incomes. The average person in this industry can start as a distributor for The Right Solution Gateway and realize incomes rather quickly.

     The market for nutritional, health, and dietary supplements is characterized by extensive competition, frequent new product introductions, short product life cycles, rapid price declines, and eroding profit margins, and changing customer preferences. This market segment includes numerous manufacturers, distributors, marketers, retailers, and physicians that actively compete for the business of consumers, both in the United States and Canada. The market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market. The Right Solution Gateway expects to continue to face substantial competition in its efforts to successfully capture a significant share of the market. There are a number of companies that currently offer competing products, and it can be expected that other companies will introduce additional competing products in the future. In addition, there are a variety of channels of distribution for nutritional supplements other than through network marketing and distribution systems, including direct response marketing, specialty retail health and nutrition stores, drug stores, and supermarkets. Many of The Right Solution Gateway's existing and potential competitors have greater financial, marketing, distribution, and research capabilities than Gateway. The performance of Gateway will depend on its ability to develop and market new products that can gain customer acceptance and loyalty, as well as its ability to adapt its product offerings to meet changing pricing considerations and other market factors. The Right Solution Gateway attempts to differentiate itself from competitors by adhering to its "mission statement" which reads as follows:

PRODUCT MANUFACTURING AND DEVELOPMENT

     Gateway anticipates continuing to expand its product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, Gateway's executives, staffs, consultants, and outside parties. In advance of introducing products into its markets, Gateway consults its Medical Advisory Board, comprised of Dr. Herbert Pardell, M.D., D.O., Betty Kamen, Ph.D., and Dr. Michael Hartman for advice. In addition, local counsel and other representatives are retained by Gateway to investigate product formulation matters as they relate to regulatory compliance and other issues.

     The Company brought on a full time Compliance Officer in 2004 to assure that all of its correspondence, marketing material, and website meet all regulations and compliance requirements.

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

     Gateway owns the proprietary rights to substantially all of its health and nutritional supplements, formulations and trademarks. Gateway has formed several alliances with its manufacturers to assure, among other things, that products are organically grown and that inventory levels will remain constant.

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

     Gateway has discontinued its products containing Ma Huang with the restrictions on this ingredient. While Gateway believes that its products containing Ma Huang could be reformulated and re-labeled, there can be no assurance in that regard or that reformulation and/or re-labeling would not have an adverse effect on sales of such product.

     Gateway has also discontinued its product containing Natural Progesterone with the restrictions on this ingredient. While Gateway believes that its product containing Natural Progesterone could be reformulated and re-labeled, there can be no assurance in that regard or that reformulation and/or re-labeling would not have an adverse effect on sales of such product.

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

     The FTC, which exercises jurisdiction over the advertising of all Gateway's products, has in the past several years; instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials, such as those, which are utilized by Gateway. While Gateway has not been the target of FTC enforcement action for the advertising of its products, there can be no assurance that the FTC will not question Gateway's advertising or other operations in the future. In November of 1998, the FTC issued a guide for the dietary supplement industry, describing how the FTC applies the law, which it administers to dietary supplements advertisements. It is unclear whether the FTC will subject such advertisements, including those of Gateway, to increased surveillance to ensure compliance with the principles set forth in the guide

     The Right Solution Gateway's principal suppliers are American Nutritional Corporation, Best Formulations, Botanical Blessings, Filpak, Inc., Nutranomics, Paragon Labs and Robinson Pharma. Lead times for product delivery range from 4 o 10 weeks.

     Gateway has the exclusive licensing agreement with The Chelsea Collection for Jeunesse by Francois Products as well as G-H-3.

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

     The Right Solution Gateway has had correspondence with the State of South Dakota which indicates that the multilevel marketing program does not violate any portion the South Dakota Business Opportunity Act. The company is free to offer and sell its business opportunity in South Dakota and is not required to register with the state.

COMPLIANCE PROCEDURES

     As indicated above, Gateway, its products and its network marketing system are subject, both directly and indirectly through distributors' conduct, to numerous federal, state, and local laws and regulations in all its markets. In order to assist Gateway in achieving and maintaining compliance with these numerous laws and regulations, Gateway has hired a local Las Vegas firm to handle all compliance issues. This firm has expertise in rules and regulations governing our industry.

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

YEAR 2003 COSTS AND CHANGES IN FINANCIAL CONDITIONS

     Sales for the year ended December 31, 2004 increased $31,000 to $1,154,000, from sales of $1,123,000 for the year ended December 31, 2003. The increase in sales was a result of Quality Distribution Services (QDS) sales during 2004.

     Gross profit of $810,000 for the year ended December 31, 2004, was $20,000, or 2.4% lower than the gross profit of $830,000 for the year ended December 31, 2003. As a percentage of sales, gross profit for 2004 as compared to the same period in the prior year decreased approximately 4% from 74% to 70%. The decrease in gross profit as a percentage of sales primarily resulted from an increase in costs of goods sold. The increase in costs of goods sold reflects higher prices paid for certain goods.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses, as a percentage of sales, were 805% for 2004 as compared to 211% for the same period in 2003. Selling, general, and administrative expenses for the period ended December 31, 2004, increased $6,933,000 , 292%, to $9,305,000 from $2,372,000 in the year ending
December 31, 2003. The increase in these expenses resulted primarily from outside consulting paid with stock to certain consultants hired to assist Gateway with acquiring additional operations, real estate, product research and marketing plans.

LOSSES

     Gateway had a net loss of $7,394,000 for the year ended December 31, 2004, compared to a net loss of $1,723,000 in 2003. Gateway had a loss from operations of $8,495,000 in 2004 compared to a loss from operations of $1,542,000 in 2003. Gateway's substantial increase in losses from operations and net losses were attributable to a significant increase in payments to consultants both in cash and in stock for services as reported in selling, general and administrative expenses

LIQUIDITY AND CAPITAL RESOURCES

     Gateway=s working capital needs and capital expenditure requirements have increased as a result of increased cost associated with hiring outside consultants. Required working capital and capital expenditure requirements are expected to be met from cash flows from operations, potential future acquisitions, borrowings, and the sale of Gateway=s equity securities. For fiscal year 2004, Gateway=s working capital remained a negative (deficit) with the deficit increasing by $4,098,000, or 110% deficit increase to $358,000 at December 31, 2003 from ($3,740,000) at December 31, 2003. This increase was primarily attributable to real estate purchases, an Employee Stock Incentive Program and sale of equity securities and reduction in debt by vendors and note holders.

     For fiscal year 2004, Gateway's operations used cash flow of $4,479,000 compared to net cash used of $1,095,000 for the previous fiscal year, an increase in cash used of $3,384,000.

     Gateway had a negative cash flow from investing activities of $4,802,000 in 2004, as compared to a negative cash flow of $139,000 in 2003.

     Net increase of term debt, Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004 provided $9,155,000 in cash flow from financing activities in 2004 compared to $1,397,000 in 2003 an increase of $7,758,000.

     Gateways stockholders equity (deficiency) improved $4,098,000 to a positive stockholders equity of $358,000 in 2004 from a stockholders deficiency of $3,740,000 in 2003.

     Cash, cash equivalents and marketable securities totaled $37,000 at December 31, 2004 compared to $163,000 at December 31, 2003, a decrease of $126,000.

     Management anticipates that its expansion strategy will require significant expenditures for the investment in the Chelsea Collection, as well as increased general and administrative expenses primarily due to the hiring of additional personnel and advertising expenses related to operations. These expenditures are expected to be funded by revenues from operations. The Company continues selling equity securities to fund expansion activities. Selling, general and administrative expenses are also expected to increase in future periods due to the increased legal and accounting expenses incurred by the Company in order to establish and maintain its reporting status with the Securities and Exchange Commission. In addition, the Company intends to pursue, as part of its business strategy, future growth through acquisitions which may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing in connection with such future acquisitions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all. Management believes that future cash flow from operations and equity sales will be sufficient to fund these expenditures.

     Gateway relied heavily on the issuance of its common stock to pay consultants and other professionals pursuant to Form S-8 registration statements during 2003 and 2004. The result of such issuances was a massive dilution and a precipitous decline in the price of Gateway's common stock resulting in five reverse stock splits, one in the first half of 2003 for 3,000 to 1, one in the second quarter of 2004 for 900 to 1, one in the third quarter of 2004 for 1,000 to 1, one in the last quarter of 2004 for 1,000 to 1 and one in the first quarter of 2005 for 500 to 1. In 2003 an Employee Stock Incentive Plan (ESIP) was set up and through stock issues to the public, Gateway raised $1,889,000 in 2003 and $6,907,000 in 2004 in cash to provide the vehicle to finance activities. Based upon Gateway's current financial situation and intention of procuring and marketing new products, it is likely that Gateway may rely heavily on the issuance of its shares to pay consultants and other professionals during 2005.

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

STOCK-BASED  COMPENSATION

     In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. SFAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

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

     Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on our consolidated financial statements.
SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. We expect that the provisions of SFAS No. 143 will not have a material impact on our consolidated results of operations and financial position upon adoption. We plan to adopt SFAS No. 143 effective January 1, 2003.

     SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on our consolidated financial statements.

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We do not expect the adoption to have a material impact to our financial position or results of operations.

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

     In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this statement did not have a material impact to our financial position or results of operations as we have not engaged in either of these activities.

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

ITEM 7.     FINANCIAl STATEMENTS.

     The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-17.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     As reported in our Current Report on Form 8-K filed on February 18, 2004, as amended on Form 8-K/A, filed on March 18, 2004, on February 18, 2004, we terminated Sellers & Andersen, LLC as our principal accountants engaged to audit our financial statements. S&A were terminated, effective as of February 18, 2004, because they were not registered with the Public Company Accounting Oversight Board (PCAOB). Madsen & Associates CPAS Inc., who are registered with the PCAOB, were appointed in their place.

     Sellers and Andersen's reports on our financial statements for the year ended December 31, 2002 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Sellers and Andersen's report for the year ended December 31, 2002 raised substantial doubt about our ability to continue as a going concern. Sellers and Andersen were not engaged as our independent auditors for the fiscal year ended December 31, 2001. Perrin, Fordree & Company, P.C. ("Perrin") served as our independent auditors for the fiscal year ended December 31, 2001. On Madsen & Associates November 13, 2002, Perrin resigned from the client-auditor relationship with us. Form 8-K was duly filed by us on November 14, 2002 us to reflect a change in our certifying accountant.

     The decision to change accountants was recommended and approved by our Board of Directors.

     During the two most recent fiscal years and any subsequent interim period through February 18, 2004, there have not been any disagreements between us and Sellers and Andersen on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Sellers and Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods.

     On February 18, 2004, we engaged Madsen & Associates, CPAs Inc., ("Madsen") certified public accountants, as our independent accountants to report on our balance sheet as of December 31, 2004, and the related combined statements of income, stockholders' equity and cash flows for the year then ended. The decision to appoint Madsen was approved by our Board of Directors.

     During our two most recent fiscal years and any subsequent interim period prior to the engagement of Madsen, neither we nor anyone on our behalf consulted with Madsen regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on Madsen's financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event," as those terms are defined in Regulation S-K, Items 304(a)(1)(iv) and 304(a)(1)(v).

     We provided Sellers and Anderson with a copy of the disclosures contained in our Current Report on Form 8-K, filed with the Commission on February 25, 2004, and our Form 8-K/A, filed with the Commission on March 18, 2004. Sellers and Anderson's responses were filed as an exhibit to our Form 8-K, filed with the Commission on February 25, 2004, and our Form 8-K/A, filed with the Commission on March 18, 2004.

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

ITEM 8B.     OTHER INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Our directors and executive officer are:

      NAME         AGE                     POSITION                      POSITION HELD SINCE
-----------------  ---  -----------------------------------------------  -------------------
Richard A. Bailey   49  President, Chief Executive Officer and                   1993
                        Chairman of the Board of Directors
Florian R. Ternes   56  Director, Chief Operating Officer and Secretary          1995

     Our executive officers are elected annually by our board of directors. There are no family relationships among our directors and executive officers.

     Richard A. Bailey has served as our Chairman, Chief Executive Officer, and President since our inception in May 1993. In 1981, Mr. Bailey purchased a small, local mobile wash company in North Las Vegas, Nevada. He expanded operations to include aviation services, growing our company from two employees in 1981 to in excess of three hundred by 1988. He served as president of the business as it grew to $7,000,000 a year in revenue, operating in twenty-seven cities throughout the United States. In 1990, Mr. Bailey became involved in the network marketing/direct selling business. In 1997, Mr. Bailey elected to sell the aviation company to International Total Services in order to devote one hundred percent of his time to Gateway. Mr. Bailey will serve as director until the next annual shareholders meeting.

     Florian R. Ternes has served as our Chief Operating Officer and Secretary since 1995. He became a director in 1999. He began his career in the airline industry and became City Vice President of Continental Airlines, Denver,
Colorado hub in 1989, where he managed approximately 7,500 employees with a budget of $250 million. His airline career involved running several large hubs for various airlines which included the Northwest International Gateway in Los Angeles, the Detroit Hub for Republic Airlines, the Denver Hub for Continental Airlines. In 1995, he left the airline industry to join Richard A. Bailey in other business opportunities. As one of those ventures, he became president of a nutritional company generating revenues in excess of $13,000,000 a year. After assisting in completing its successful public offering, he resigned in January 1998 to join Gateway on a full-time basis.

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

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are aware of one person who during the year ended December 31, 2004, was a director, officer, or beneficial owners of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year as follows:

     - Florian R. Ternes. Mr. Ternes was an officer and director during the year 2004. Mr. Ternes failed to timely file a Form 4 for the year ended December 31, 2004.

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

     A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions was filed as an exhibit to our Annual report for the year ended December 31, 2003, filed with the Commission on April 14, 2004. We have posted a copy of the code of ethics on our website at http://www.rightsolution.com.
             ----------------------------

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 3220 Pepper Lane, Las Vegas, Nevada 89120.

ITEM 10.     EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

SUMMARY  COMPENSATION  TABLE

     The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to Gateway
Distributors,  Ltd.  and  our  subsidiaries:

                                ANNUAL COMPENSATION                  LONG TERM COMPENSATION
--------------------------------------------------------------------------------------------------------------
                                                                    AWARDS             PAYOUTS
                                                           -----------------------------------
                                                           RESTRICTED    SECURITIES
                                            OTHER ANNUAL      STOCK      UNDERLYING      LTIP      ALL OTHER
NAME AND PRINCIPAL         SALARY   BONUS   COMPENSATION    AWARD(S)    OPTIONS/SARS   PAYOUTS   COMPENSATION
POSITION            YEAR    ($)      ($)         ($)           ($)           (#)         ($)          ($)
------------------  ----  --------  ------  -------------  -----------  -------------  --------  -------------
Richard A. Bailey   2002    84,000     -0-            -0-       20,000            -0-       -0-            -0-
                    2003   101,500     -0-            -0-        3,163            -0-       -0-            -0-
                    2004   216,000     -0-            -0-       16,571            -0-       -0-            -0-
Florian R. Ternes   2002    73,500     -0-            -0-       20,000            -0-       -0-            -0-
                    2003    89,500     -0-            -0-        3,163            -0-       -0-            -0-
                    2004   186,000     -0-            -0-       20,817            -0-       -0-            -0-

--------------------------------------------------------------------------------------------------------------

     Gateway pays to our officers and directors their traveling expenses, hotel, food, car allowance and $300 for each board meeting. Stock options and dividends will be a consideration in the future, based on profitability of Gateway.

EMPLOYMENT  AGREEMENTS

     We entered into an employment agreement (the "Bailey Employment Agreement") with Richard A. Bailey, our president and chief executive officer, dated May 1, 1999. The Bailey Employment Agreement provides termination of the employment at the will of either us or Mr. Bailey. The Bailey Employment Agreement provides for a base salary of $100,000 annually commencing May 1, 1999, which shall be reviewed periodically. Such review did in 2003 result in an increase and the car allowance included in the May 1, 1999 agreement was implemented during 2003 for Mr. Bailey. In the event we are unable to pay the annual salary, we will issue to Mr. Bailey one share of our Common Stock for each dollar owed at the end of our fiscal year. In the event that Mr. Bailey's employment is terminated as a result of (a) his retirement under our retirement program, (b) his disability resulting in absence from his duties to us on a full-time basis for over one year, c) his death, (d) a material reduction in his responsibilities or title, or (e) a reduction of his cash compensation by more than 10 percent below the highest annual salary from time to time in effect, we are obligated to pay to Mr. Bailey, as severance and/or liquidated damages, an amount equal to one and one-half times his highest annual earnings during his employment with us each year for a period of five years. Effective September 1, 2003, Mr. Bailey agreed to a salary of $144,000 annually with the remainder of the agreement remaining in force.

     We entered into an employment agreement (the "Ternes Employment Agreement") with Florian R. Ternes, our Secretary and Chief Operating Officer, dated May 1, 1999. The Ternes Employment Agreement provides termination of the employment at the will of either us or Mr. Ternes. The Ternes Employment Agreement provides for a base salary of $85,000 annually commencing May 1, 1999, which shall be reviewed periodically. Such review did in 2003 result in an increase, and the car allowance included in the May 1, 1999 agreement was implemented during 2003 for Mr. Ternes. In the event we are unable to pay the annual salary, we will issue to Mr. Ternes one share of our Common Stock for each dollar owed at the end of our fiscal year. In the event that Mr. Ternes' employment is terminated as a result of (a) his retirement under our retirement program, (b) his disability resulting in absence from his duties to us on a full-time basis for over one year, (c) his death, (d) a material reduction in his responsibilities or title, or (e) a reduction of his cash compensation by more than 10 percent below the highest annual salary from time to time in effect, we are obligated to pay to Mr. Ternes, as severance and/or liquidated damages, an amount equal to one and one-half times his highest annual earnings during his employment with us each year for a period of five years. Effective September 1, 2003, Mr. Ternes agreed to a salary of $132,000 annually with the remainder of the agreement remaining in force.

CONFIDENTIALITY AGREEMENTS

     None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

-     All compensation plans previously approved by security holders; and

-     All compensation plans not previously approved by security holders.

                                                                                               NUMBER OF SECURITIES REMAINING
                                 NUMBER OF SECURITIES TO BE                                     AVAILABLE FOR FUTURE ISSUANCE
                                  ISSUED UPON EXERCISE OF        WEIGHTED-AVERAGE EXERCISE        UNDER EQUITY COMPENSATION
                               OUTSTANDING OPTIONS, WARRANTS   PRICE OF OUTSTANDING OPTIONS,     PLANS (EXCLUDING SECURITIES
                                         AND RIGHTS                 WARRANTS AND RIGHTS           REFLECTED IN COLUMN (a))
PLAN CATEGORY                               (a)                             (b)                              (c)
-----------------------------  ------------------------------  ------------------------------  -------------------------------
Equity compensation plans
approved by security holders           26,700,000,000 *                                                   8,290,400,000
Equity compensation plans not
approved by security holders                -0-                             N/A                               N/A
Total                                  26,700,000,000 *                       $                           8,290,400,000

We Currently have 25,000,000,000 shares of our common stock authorized for issuance for issuance. The number of shares authorized for issuance under our Equity Compensation Plans is larger than the number of our common shares, because the number of shares registered under our Equity Compensation Plans is not affected by a change in our capital structure, such as a reverse split.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2004, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

- Each person who owns beneficially outstanding shares of our preferred stock;

-     Each  director;

-     Each  named  executive  officer;  and

-     All  directors  and  officers  as  a  group.

                                                COMMON  SHARES  PREFERRED SHARES BENEFICIALLY
                                                --------------  -----------------------------
                                        BENEFICIALLY OWNED (2)  OWNED  (2)
                                        ----------------------  ------------------------
NAME OF BENEFICIAL OWNER (1)                 NUMBER    PERCENT     NUMBER       PERCENT
------------------------------------------  ---------  -------  -------------  ---------

Richard A. Bailey                              24,000     0.08    486,000 (3)   9.77 (3)
Florian Ternes                              7,024,010    22.67  4,486,000 (3)  90.22 (3)
                                            ---------  -------  -------------  ---------
All directors and executive officers as a
group (two persons)                         7,048,010    22.75  4,972,000 (3)    100 (3)
                                            =========  =======  =============  =========

_______________
* Less than one percent.

(1) Unless otherwise indicated, the address for each of these stockholders is c/o Gateway Distributors, Ltd, 3220 Pepper Lane, Las Vegas, Nevada 89120. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he or she beneficially owns.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of the date of this report, 30,980,590 shares of our common stock were issued and outstanding and 4,972,000 shares of our Series A preferred stock were issued and outstanding.

(3)  Series A Preferred Stock.

     There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Gateway Distributors, Ltd.

     There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     December 10, 2002, our board of Directors authorized the issuance of 7,000,000 shares of restricted common stock to Neptune Communications, Inc. In conjunction with non-dilution agreement with the Neptune dated December 10, 2002. Florian ternes, one of our officers and directors, is the sole shareholder, officer and director of Neptune. Following the reverse splits of our common stock, the 7,000,000 shres of our common stock, the 7,000,000 shares of our common stock Have been reduced to one share or our common stock.

ITEM 13. EXHIBITS.


EXHIBIT
  NO.                                IDENTIFICATION OF EXHIBIT
  ---                                -------------------------
3.1**        Articles of Incorporation.
3.2**        Amended and Restated Articles of Incorporation.
3.3*         Articles of Amendment to the Articles of Incorporation, filed effective on June 28, 2004.
3.4*         Certificate of Change, filed effective on September 3, 2004
3.5*         Articles of Amendment to the Articles of Incorporation, filed effective on October 4, 2004.
3.6*         Certificate of Amendment to the Certificate of Designation for the Series A Preferred Stock, filed effective on November 9, 2004.
3.7*         Certificate of Designation for the Series B Preferred Stock, filed effective on January 18, 2005.
3.8**        Amended By-laws.
10.1**       Financial Advisor Agreement between Sabita Dhingra and Registrant, dated January 12, 2004
10.2**       Financial Advisor Agreement between Venna Kila and Registrant, dated January 12, 2004
10.3**       Financial Advisor Agreement between Patricia M. Spreitzer and Registrant, dated January 12, 2004
10.4**       Financial Advisor Agreement between Avi Sivan and Registrant, dated January 12, 2004
10.5**       Financial Advisor Agreement between Prem Ramchandani and Registrant, dated January 12, 2004
10.6**       Financial Advisor Agreement between Avraham Ovadia and Registrant, dated January 12, 2004
10.7**       Financial Advisor Agreement between Shai Bar-Lavi and Registrant, dated January 12, 2004
10.8**       Financial Advisor Agreement between Glen Bartolini and Registrant, dated January 12, 2004
10.9**       Financial Advisor Agreement between Athony Cassetta and Registrant, dated January 12, 2004
10.10**      Settlement Agreement between William Goins, Jr. and Registrant, dated December 2002
10.11**      Agreement between Suburban Capital Corporation and Registrant, dated January 14, 2003
10.12**      Proposed Consulting and Marketing Agreement between Sprout Investments and Registrant
10.13**      Consultant and Marketing Right Agreement between Mark Neuhaus and Registrant
10.14**      Asset Purchase Agreement between The Right Solution Gateway and Registrant, dated August 11, 2003
10.15**      Endorsement Agreement between Bruce Jenner and The Right Solution, dated November 1, 2003
10.16**      Master Distributorship Indonesia between Master Distributor Mahakam Beta Forma and The Right
             Solution, dated September 23, 2003


10.17**      Promissory Note of  Registrant to Los Cabos Freedom Movement, L.L.C., Lender, dated July 3, 2003
10.18**      Agreement between Tropical Beverage and Registrant, dated September 9, 2003
10.19**      Employment agreement between Blaine Wendtland and Registrant, dated July 7, 2003
10.20**      Promissory Note of Grandma Hamman's to Ed Wendtland, Lender, dated July 3, 2003
10.21**      Consulting Agreement between Jack M. Zufelt and The Right Solutions Gateway, dated July 17, 2003
10.22**      Consulting Agreement between Jack M. Zufelt and The Right Solutions Gateway, dated August 12, 2003
10.23**      Endorsement Agreement between Bruce Jenner and The Right Solution, dated November 1, 2003
10.24**      Consulting Agreement between Jack M. Zufelt and The Right Solutions Gateway, dated December 12,
             2003
10.25**      Consulting Agreement between Jack M. Zufelt and The Right Solutions Gateway, dated December 9,
             2003.
10.26**      Consulting Agreement dated October 27, 2004 by and between the Company and Anthony Munafo.
10.27**      Property Settlement Agreement dated September 29, 2004, by and among Gateway Venture Holdings, a
             Nevada Corporation and SAS Global, Inc., a Nevada Corporation.
10.28**      Consulting Agreement dated August 13, 2004 between the Company and WWD Trading International.
10.29**      Consulting Agreement between the Company and Tarun Mendiratta.
10.30**      Settlement Agreement between the Company, Herbally Yours, and Blaine Wendtland.
10.31*       Consulting Agreement between Jack M. Zufelt and The Right Solution Gateway, dated April 25, 2004.
10.32*       Purchase Agreement between The Chelsea Collection and Gateway Distributors, LTD., dated March 15,
             2004.
10.33*       Consulting Agreement between P2R and The Right Solution Gateway, dated April 15, 2004.
10.34*       Consulting Agreement between Douglas E. Ashman and Gateway Distributors, LTD.
10.35*       Final Asset Purchase Agreement between Los Cabos Beverage and Grandma Hammans, dated December
             20, 2004.
10.36*       Consulting Agreement between Edward Rus and Gateway Distributors, LTD.
10.37*       Consulting Agreement between Grazyna Wnuk and Gateway Distributors, LTD.
10.38*       Non-Disclosure Agreement International Vitamin Co., L.L.C.
10.39*       Agreement between Quality Distribution Services, Inc. and Gateway Distributors, LTD, dated May 20,
             2004.
10.40*       Consulting Agreement between Steven Frye and Gateway Distributors, LTD.
10.41*       Confidentiality Agreement by and between Bill Woo and Gateway Venture Holdings, Inc., dated August
             2, 2004.
10.42*       Consulting Agreement between Jack M. Zufelt and The Right Solutions Gateway, LTD., dated January
             10, 2005.
10.43*       Media Services Agreement between Chief Media, L.L.C. and The Right Solution, dated March 10, 2004.
14**         Code of Ethics
31.1 *       Certification of Richard A. Bailey, Chief Financial Officer and Chief Executive Officer of Gateway
             Distributors, Ltd., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley
             Act of 2002.
32.1 *       Certification of Richard A. Bailey, Chief Financial Officer and Chief Executive Officer of Gateway
             Distributors, Ltd., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley
             Act of 2002.

_________
** Previously Filed
* Filed Herewith

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     Our Audit Committee has selected Madsen & Associates CPA's, Inc. ("Madsen") as its independent accountants for the current fiscal year and for the year ended December 31, 2004 and 2003. For the fiscal year ended December 31, 2003, Sellers & Andersen, LLC ("S&A") served as our independent accountants part of the year, before we changed to Madsen, because Madsen is registered with the PCAOB. The audit services provided by Madsen and S&A consist of examination of financial statements, services relative to filings with Securities and

Exchange Commission, and consultation in regard to various accounting matters. The following table presents the total fees paid for professional audit and non-audit services rendered by our independent auditors for the audit of our annual financial statements for the years ended December 31, 2004 and December 31, 2003 and fees billed for other services rendered by our independent auditors during those periods.


                        Fiscal Year Ended   Fiscal Year Ended
                        December 31, 2004   December 31, 2003
                        -------------------------------------
Audit Fees (1)          $           55,750  $          34,000
Audit-Related Fees (2)                 N/A                N/A
Tax Fees (3)                           N/A                N/A
All Other Fees (4)                     N/A                N/A
Total                   $           55,750  $          34,000

(1) Audit services consist of audit work performed in the preparation of financial statements for the fiscal year and for the review of financial statements included in Quarterly Reports on Form 10-Q during the fiscal year, as well as work that generally only the independent auditor can reasonably be expected to provide, including consents for registration statement filings and responding to SEC comment letters on annual and quarterly filings.

(2) Audit-related services consist of assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, agreed upon procedures report and accounting and regulatory consultations.

(3) Tax services consist of all services performed by the independent auditor's tax personnel, except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

(4) Other services consist of those services not captured in the other categories.

     Our Board has determined that the services provided by our independent auditors and the fees paid to them for such services has not compromised the independence of our independent auditors.

     Consistent with SEC policies regarding auditor independence, the Board has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Board has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Prior to engagement of the independent auditor for the next year's audit, management will submit a detailed description of the audit and permissible non-audit services expected to be rendered during that year or each of four categories of services described above to the Board for approval. In addition, management will also provide to the Board for its approval a fee proposal for the services proposed to be rendered by the independent auditor. Prior to the engagement of the independent auditor, the Board will approve both the description of audit and permissible non-audit services proposed to be rendered by the independent auditor and the budget for all such services. The fees are budgeted and the Board requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service.

     During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original per-approval. In those instances, the Board requires separate pre-approval before engaging the independent auditor. To ensure prompt handling of unexpected matters, the Board may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Board at its next scheduled meeting. The four categories of services provided by the independent auditor are as defined in the footnotes to the fee table set forth above.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Gateway Distributors, Ltd.


Date: April 15, 2005.

                                  By /s/ Richard A. Bailey
                                     -------------------------------------------
                                     Richard A. Bailey,
                                     Chief Financial Officer and Chief Executive
                                     Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                           Title                         Date
     ---------                           -----                         ----
/s/ Richard A. Bailey      Chief Executive Officer, Director      April 15, 2005
---------------------         and Chief Financial Officer
Richard A. Bailey

Florian R. Ternes                    Secretary and                April 15, 2005
---------------------                  Director
Florian R. Ternes

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                                     GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                                                                        ________

                                                            FINANCIAL STATEMENTS
                                                                        ________

                                                               DECEMBER 31, 2004

                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                                    ________

                        CONSOLIDATED FINANCIAL STATEMENTS
                                    _________

                                December 31, 2004

                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES

                                  - CONTENTS -



                                                           PAGE NUMBER
                                                           -----------
Report of Independent Registered Public Accounting Firm        F-1

Financial Statements:

    Balance Sheet                                              F-2

    Statement of Operations                                    F-4

    Statement of Changes in Stockholders' Equity (Deficiency)  F-5

    Statement of Cash Flows                                    F-6

    Notes to Financial Statements                              F-8

MADSEN & ASSOCIATES CPAS', INC.                             684 East Vine St  #3
-------------------------------
CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS         Murray, Utah 84107
                                    Telephone 801-268-2632    Fax   801-262-3978


Board of Directors & Audit Committee
Gateway Distributors, Ltd., and Subsidiaries
Las Vegas, Nevada

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Gateway Distributors, Ltd. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gateway Distributors, Ltd. and Subsidiaries as of December 31, 2004 and 2003, and the results of its consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the consolidated financial statements and notes to the consolidated financial statements, the Company will need additional working capital for its planned activity and to service its debt. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPAs, Inc.

March 28, 2005
Murray, Utah

                   GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                     December 31,
                                                         2004
                                                    --------------
                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $      37,159
  Accounts Receivable                                      45,634
  Receivable from Stock Sales                              23,639
  Inventories                                             494,199
  Property Held for Short Term Investment                 179,741
  Prepaids                                                 25,500
                                                    --------------
                              Total Current Assets  $     805,872
                                                    --------------

PROPERTY & EQUIPMENT
  Property and Equipment, at cost                       4,638,288
  (Less) accumulated depreciation and amortization       (371,915)
                                                    --------------
                        Total Property & Equipment  $   4,266,373
                                                    --------------

MINORITY INTEREST IN SUBSIDIARY                            72,364
                                                    --------------

OTHER ASSETS
  Product Development Awaiting Production                 418,223
  Goodwill, Trademarks & Formulas                         536,500
  Other Assets                                             32,829
                                                    --------------
                                Total Other Assets  $     987,552
                                                    --------------

Total Assets                                        $   6,132,161
                                                    ==============

The accompanying notes are an integral part of the audited financial statements.

                   GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                         December 31,
                                             2004
                                         -------------
                  LIABILITIES

CURRENT LIABILITIES:
Current maturities of long-term debt        1,433,736
Accounts payable:
  Trade                                       715,494
  Commissions                                  13,847
Accrued expenses:
  Payroll and employee benefits               179,617
  Payroll taxes                               152,385
  Interest                                    424,364
  Other                                        34,830
                                         -------------
Total current liabilities                   2,954,273
                                         -------------

LONG-TERM DEBT                              2,820,033

                                         -------------
Total Liabilities                           5,774,306
                                         -------------

             STOCKHOLDERS' EQUITY

Preferred stock - $.001 par value
  Authorized - 200,000,000 shares
    Series A Preferred
      Authorized - 100,000,000 shares
      4,972,125 issued and outstanding          4,972
    No Series Designated Preferred
      Authorized - 300,000,000 shares
      Issued and outstanding - none
Common stock, - $.001 par value
  Authorized - 25,000,000,000 shares
  Issued and outstanding - 98,590                  99
  Additional paid-in capital               19,224,980
  Accumulated (deficit)                   (18,872,196)

                                         -------------
Net Stockholders' Equity                      357,855
                                         -------------

Total Liabilities & Equity                  6,132,161
                                         =============

The accompanying notes are an integral part of the audited financial statements.

                                GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Year Ended       Year Ended
                                                                           December 31,     December 31,
                                                                               2004             2003
                                                                         ----------------  ----------------
SALES                                                                    $     1,153,893   $     1,123,373

COST OF SALES                                                                    343,744           293,179
                                                                         ----------------  ----------------

GROSS PROFIT                                                                     810,149           830,194
                                                                         ----------------  ----------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Depreciation Expense                                                           265,668            12,045
  Professional Services Not Classified Elsewhere                               1,545,671           694,895
  Development of Jeunesse by Francois Product Line                               655,757                 0
  Product Development                                                          4,198,326
  All Other Selling, General and Administrative                                2,639,434         1,664,931
                                                                         ----------------  ----------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             9,304,856         2,371,871
                                                                         ----------------  ----------------

OTHER INCOME (EXPENSE):
  Loss on Sale of Equipment                                                       (1,774)                0
  Additional Loss Incurred on 12-31-01 Sale of Subsidiary                        (40,000)                0
  Loss on Formula in Exchange for 51% of Los Cabos and Debt Assumption           (31,144)                0
  Loss on Stock Investment                                                       (25,000)                0
  Loss on Auction Resale Items                                                   (13,228)                0
  Interest Expense                                                              (236,719)         (186,369)
  Forgiveness of Debt                                                          1,282,886                 0
  Other Income                                                                    93,243             4,583
                                                                         ----------------  ----------------

TOTAL OTHER INCOME (EXPENSE):                                                  1,028,264          (181,786)
                                                                         ----------------  ----------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                                    (7,466,443)       (1,723,463)

MINORITY INTEREST                                                                 72,364                 0
                                                                         ----------------  ----------------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX                             (7,394,079)       (1,723,463)

PROVISION FOR INCOME TAX                                                               0                 0

                                                                         ----------------  ----------------
NET INCOME (LOSS)                                                            ($7,394,079)      ($1,723,463)
                                                                         ================  ================

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                                   ($2,527.03)   ($1,723,463.00)
                                                                         ----------------  ----------------

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK                            2,926                 1

The accompanying notes are an integral part of the audited financial statements.

                                         GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                      FOR THE PERIODS ENDED DECEMBER 31, 2004 AND 2003


                                                                                     Paid In
                                            Preferred Stock       Common Stock       Excess       Retained     Net Equity
                                          Par Value   $0.001    Par Value $0.001     of Par       Earnings    (Deficiency)
                                           Shares     Amount    Shares    Amount                  (Deficit)
                                          ---------  --------  --------  ---------  -----------  ------------  ------------
BALANCE - December 31, 2002                     125  $      1         0  $       0  $ 4,521,592  ($9,754,654)  ($5,233,061)
                                          =========  ========  ========  =========  ===========  ============  ============

Adjustment - Rounding Prior Stock Splits                              0          0            0                          0
Common Stock Issued:
  For Services - Restricted Stock                                     0          0        5,600                      5,600
  For Services - Unrestricted Stock                                   0          0      473,888                    473,888
  For Cash                                                            1          1    1,888,506                  1,888,507
  For Debt - Accounts Payable                                         0          0        2,022                      2,022
  For Debt - Note Payable - Suburban                                  0          0      273,781                    273,781

Note Payable - Suburban Paid Off
    Via Stock Sold In 2002 By Suburban                                0
    At a Value Greater In 2003 Than
    Was Estimated In 2002                                             0          0      500,000                    500,000

Renegotiation Acquisition Grandma
    Hammans Acquired 2002                                             0          0            0                          0

Preferred Stock Issued
  For Services - Restricted                 726,000       725                            71,875                     72,600

(Loss) for the Period                                                                             (1,723,463)   (1,723,463)

                                          ---------  --------  --------  ---------  -----------  ------------  ------------
BALANCE - December 31, 2003                 726,125       726         1          1    7,737,264  (11,478,117)   (3,740,126)

Common Stock Issued:
  For Services - Restricted Stock                                48,010         48       36,642                     36,690
  For Services - Unrestricted Stock                              15,673         16    4,729,272                  4,729,288
  For Debt - Unrestricted Stock                                       0          0       25,000                     25,000
  For Cash                                                       34,906         34    6,696,802                  6,696,836

Preferred Stock Issued
  For Services - Restricted Stock         4,246,000     4,246                                                        4,246


(Loss) for the Period                                                                             (7,394,079)   (7,394,079)

                                          ---------  --------  --------  ---------  -----------  ------------  ------------
Balance - December 31, 2004               4,972,125     4,972    98,590         99   19,224,980  (18,872,196)      357,855
                                          =========  ========  ========  =========  ===========  ============  ============

The accompanying notes are an integral part of the audited financial statements.

                                GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Year Ended      Year Ended
                                                                            December 31,    December 31,
                                                                                2004            2003
                                                                           --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                    (7,394,079)     (1,723,463)
Adjustments to reconcile net (loss)
    to net cash from (to) operating activities:
    Stock issued for Services                                                  4,770,224         552,088
    Stock issued for Debt                                                         25,000         275,803
    Depreciation & Amortization Prop & Equip                                     265,668          25,667
    Loss on Sale of Equipment                                                      1,774
    Minority Interest                                                            (72,364)
    Forgiveness of Debt                                                       (1,282,886)
    Loss on Formula in Exchange for 51% of Los Cabos and Debt Assumption          31,144
Changes in operating assets and liabilities which
  increase (decrease) cash flow:
    Accounts Receivable                                                          (40,829)         (1,234)
    Inventories                                                                 (292,974)        (73,648)
    Properties Held for Short Term Investment                                   (179,741)
    Prepaid Expenses and Other Current Assets                                    (25,500)
    Accounts Payable and Commissions                                             149,901        (237,977)
    Accrued Liabilities                                                         (434,467)         87,675

                                                                           --------------  --------------
Net cash provided (used) from operating activities                            (4,479,129)     (1,095,089)
                                                                           ==============  ==============

CASH FLOWS FROM INVESTING ACTIVITIES:
    Product Development Awaiting Production                                     (418,223)
    Capital (Outlays)/Disposals                                               (4,499,049)         (6,174)
    Purchase (Sale) of Trademarks                                                 98,852
    Renegotiation of Purchase of Grandma Hammans                                                (137,182)
    Other Assets                                                                  16,533           4,759

                                                                           --------------  --------------
Net cash provided (used) from investing activities                            (4,801,887)       (138,597)
                                                                           ==============  ==============

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Term Debt after Principal Payments                           2,297,242
Principle Payment on Debts (over) net proceeds Term Debt                               0        (307,300)
Stock Sales for Cash; Net                                                      6,857,743       1,703,961

                                                                           --------------  --------------
Net cash provided (used) from financing activities                             9,154,985       1,396,661
                                                                           ==============  ==============

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                     (126,031)        162,975

CASH AND CASH EQUIVALENTS - Beginning of Period                                  163,190             215

CASH AND CASH EQUIVALENTS - End of Period                                  $      37,159   $     163,190

The accompanying notes are an integral part of the audited financial statements.

                      GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            Year Ended    Year Ended
                                                           December 31,  December 31,
                                                               2004          2003
                                                           ------------  ------------
SUPPLEMENTAL DISCLOSURE

CASH PAID FOR:
  Interest                                                      236,719        29,437
  Taxes                                                               0             0


NON CASH INVESTING AND FINANCING ACTIVITIES

STOCK ISSUED FOR:
  Services                                                    4,770,224       552,088
  Debt                                                           25,000       275,803

FORMULA EXCHANGED FOR DEBT PAYOFF
  Payoff of Grandma Hamman's debt in exchange for formula       193,833             0

The accompanying notes are an integral part of the audited financial statements.

                           GATEWAY DISTRIBUTORS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 1  -      ORGANIZATION,  HISTORY  AND  BUSINESS  ACTIVITY:

               The Company incorporated on May 26th, 1993 as a Nevada corporation under the name of Gateway Distributors, Ltd. ("the Company").

               The Company is a distributor of vitamin, nutritional supplements, whole health foods and skin care products mainly in the United States of America and Canada, with some sales in Russia and Indonesia. Many of the formulas used in the products the Company sells and distributes are made from its own formulas.

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

               On April 30, 2004, Gateway formed a wholly owned subsidiary, Gateway Venture Holdings, Inc. ("GVH") to house the hard assets of Gateway.

               Also on April 30, 2004, Gateway formed a wholly owned subsidiary, Aspen Cove Resort Incorporated ("ACR") to run the operations of Aspen Cove Resort (formerly Beaver Dam Lodge) located in Panguitch Utah. The lodge had been purchased on April 15, 2004 and resides as real estate under GVH.

               On  May  30,  2004,  an  agreement  was  signed  with  Quality
               Distribution Services of Nevada to create a new corporation, Quality Distribution Services of Arizona, Inc ("QDS"). QDS was incorporated in Nevada on June 7, 2004 and is 51% owned by Gateway. QDS is a wholesale beverage distributor in the Phoenix, Arizona area.

               On November 30, 2004, Gateway formed a wholly owned subsidiary, Gateway Corporate Administration, Inc ("GCA") which has not been utilized at this time.

               In December, 2004 Gateway moved its corporate office and warehouse location to 3220 Pepper Lane, Las Vegas, Nevada 89120.

               On December 21, 2004 entered an Asset Purchase Agreement for 51% of Los Cabos Beverage then owned by Blaine Wendtland
               ("Wendtland"). The 51% interest in Los Cabos Beverage and its assets were acquired by the Company in exchange that Wendtland received all rights to Grandma Hamman's GHF product and assumed and paid off the debts of $193,833 Grandma Hamman owed to Los Cabos Freedom Movement LLC and to Ed Wendtland. On December 30,
               2004, Gateway formed a 51% owned subsidiary, Los Cabos Beverage Inc ("LCB") to handle the operations of the sale of private label water. Operations began in 2005.


NOTE 2  -      SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

               (a)  -  PRINCIPLES  OF  CONSOLIDATION
               -------------------------------------

               The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Grandma Hammans since August 15, 2002; the date of acquisition, The Right Solution Gateway incorporated January 7, 2003, Gateway Venture Holdings incorporated April 30, 2004, Aspen Cove Resort incorporated April 30, 2004, Quality Distribution Services of Arizona incorporated June 7, 2004, and Los Cabos Beverage since December 21, 2004. All significant Intercompany transactions and balances have been eliminated in consolidation.

               (b)  -  CASH  AND  CASH  EQUIVALENTS
               ------------------------------------

               For purposes of the statement of cash flows, cash equivalents include cash in banks and all highly liquid investments with original maturities of three months or less.

               (c)  -  INVENTORIES
               -------------------

               Inventories, consisting primarily of nutritional, health, beauty products, and beverages are stated at cost computed by the first-in, first-out (FIFO) method of accounting.

               (d)  -  PROPERTY  AND  EQUIPMENT
               --------------------------------

               Property and equipment are stated at cost. Major replacements and refurbishings are capitalized while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed.

               (e)  -  EARNINGS  (LOSS)  PER  SHARE
               ------------------------------------

               Basic and diluted earnings (loss) per share are computed on a weighted average of shares issued and outstanding through the year. No recognition of stock options and warrants and other dilutive stock interests are recognized in the computation as there are net operating losses and it would be antidilutive.

               (f)  -  INCOME  TAXES
               ---------------------

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

               (g)  -  DEPRECIATION  AND  AMORTIZATION
               ---------------------------------------

               The Company provides for depreciation of property, plant and equipment principally by use of declining balance and straight-line methods for financial reporting purposes. Property and equipment are depreciated over the following estimated useful lives:

               Property - Real Estate          39 years
               Leasehold improvements          39 years
               Furniture and fixtures       5 - 7 years
               Machinery and equipment      3 - 5 years
               Transportation equipment     5 - 7 years

               Depreciation expense for the years ended December 31, 2004 and 2003 was $265,668 and $25,667, respectively.

               (h)  -  RECEIVABLE  ESIP  STOCK  PLAN
               -------------------------------------

               Stock sales through the Employee Stock Incentive Plan (ESIP) sold at year end are reported as a receivable rather than negative equity provided they are received within 60 days after year end. Funds to be received from the ESIP Plan were reported as "Receivable ESIP Stock Plan" as a current asset in the amount of $23,639. These are for stock issued by December 31, 2004, the sale proceeds of which were received by the Company during January 2005.

               (i)  -  ACCOUNTS  RECEIVABLE
               ----------------------------

               Management has elected to record bad debts using the direct write-off method. Generally accepted accounting principles require that the allowance method be used to reflect bad debts. However, the effect of the use of the direct write-off method is not significantly different from the results that would have been obtained had the allowance method been followed.

               (j)  -COMPREHENSIVE  INCOME
               ---------------------------

               The  Company  has  adopted  SFAS  No. 130 Reporting Comprehensive
               Income. The Company has no reportable differences between net income and comprehensive income, therefore a statement of comprehensive income has not been presented.

               (k)  -  NET  (LOSS)  PER  SHARE  OF  COMMON  STOCK
               --------------------------------------------------

               The basic and diluted net income (loss) per common share in the accompanying statements of operations are based upon the net income (loss) divided by the weighted average number of shares outstanding during the periods presented. Diluted net (loss) per common share is the same as basic net (loss) per share because including any pending shares to issued would be anti-dilutive.

               (l)  -  FAIR  VALUES  OF  FINANCIAL  INSTRUMENTS
               ------------------------------------------------

               The carrying amounts of the Company's cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. Term debt secured by various properties have interest rates attached to them commensurate with the finance market at the time and management believes approximate fair values in the short as well as the long term.

               It is currently not practicable to estimate the fair value of the other debt obligations because these note agreements contain unique terms, conditions, covenants and restrictions which were negotiated at arm's length with the Company's lenders, there is no readily determinable similar instrument on which to base an estimate of fair value. Accordingly, no computation or adjustment to fair value has been determined.

               (m)  -  ADVERTISING  COSTS.
               ---------------------------

               The Company conducts nondirect response advertising for which the costs are expensed when incurred. Total advertising costs of $339,873 and $163,529 were incurred for the years ended December 31, 2004 and 2003, respectively.

               (n)  -  REVENUE  RECOGNITION
               ----------------------------

               Revenue is recognized in the period in which the products are shipped.

               (o)  -  RECLASSIFICATIONS
               -------------------------

               Certain amounts in 2003 have been reclassified and represented to conform to the current financial statement presentation.

               (p)  -  USE  OF  ESTIMATES
               --------------------------

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

               (q)  -  CONCENTRATIONS
               ----------------------

               The  Company  reports  no  significant  concentrations.

               (r)  -  OTHER  RECENT  ACCOUNTING  PRONOUNCEMENTS
               -------------------------------------------------

               The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

NOTE 3  -      ASSET PURCHASE OF GRANDMA HAMMANS AND SUBSEQUENT SALE OF FORMULA:

               On August 15, 2002, the Company purchased all the assets, tangible and intangible, and operations of Los Cabos Freedom Movement, d.b.a. Grandma Hammans Specialty Foods, a Wisconsin LLC ("Los Cabos"). The Company organized a Nevada Corporation on June 4, 2003 named Grandma Hammans Specialty Foods ("Grandma Hamman") and moved all of the assets and operations coming from the asset purchase from Los Cabos into Grandma Hamman. The asset purchase was reported on the purchase method of accounting and has been consolidated with the Company.

               When the Company purchased the assets of Grandma Hamman's Specialty Foods, LLC on August 15, 2002, formulas and trademark were recognized at $48,314. On June 2, 2003, the Company signed an agreement renegotiating the value of the asset purchase and the method of payment. The net result is formulas and trademarks now cost $185,496, or a $137,182 increase over 2002.

               Also as a condition of the renegotiation, the owner of Los Cabos relinquished his claim to 1,000,000 shares of stock as referenced in the original purchase agreement. The stock had not been actually issued even though it had been reported in the December 31, 2002 financial statements as if it had. The unissued shares and the value of it was in question and had been compromised by the passage of time and with reverse stock splits. The Company accepted payment of reasonable legal costs of a lawsuit between Los Cabos and a third party as part of the renegotiation.

               On December 21, 2004 all assets and liabilities of Grandma Hamman, other than some minor residual receivables and payables, were passed to Blaine Wendtland as part of the asset purchase agreement of Los Cabos Beverage, The net effect of selling the formulas in exchange for all of the debt created a $31,144 net loss which has been recognized in the statement of operations. Grandma Hamman is presently an inactive subsidiary of the Company.

NOTE 4  -      LICENSING / PURCHASE AGREEMENT WITH THE CHELSEA COLLECTION INC.

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

               In the agreement the Company has with Chelsea Collection, the Company will have the opportunity to acquire the same Francois Vautour skin care line from Chelsea Collection for virtually the same price and terms as Chelsea Collection is buying it from Francois Vautour. The terms of the agreement involves a purchase price of $4,000,000. Payment are computed based on15% of the gross sales less cost of goods sold with a minimum weekly payment. The minimum weekly payment presently is $7,500 and continues at $7,500 through November 2004 when it increases an additional $2,500 per week, or $10,000 a week. Once the purchase price is paid, then a royalty of up to 15% of the gross sales less cost of goods sold steps into place and continues thereafter. The cost outlays have been charged to the statement of operations as a selling, general and administrative expense which were $655,757 for 2004.

               No title or ownership passes to the Company or to Chelsea Collection until the November 25, 2003 agreement between Chelsea Collection and Fran ois Vautour is paid in full, the payment of which is described in the prior paragraph. The Company has opted not to capitalize the purchase price.

               The Company is responsible for all product research and development for current and future marketing as well as carrying inventory. A portion of the cost outlays have been charged to the balance sheet as an asset under product development awaiting production for $230,573.

NOTE 5  -      ASSET  PURCHASE  OF  LOS  CABOS:

               As stated in the history of the Company, on December 21, 2004 the Company entered an Asset Purchase Agreement for 51% of Los Cabos Beverage, then owned by Blaine Wendtland ("Wendtland"). The 51% interest in Los Cabos Beverage and its assets were acquired by the Company in exchange that Wendtland received all rights to Grandma Hamman's GHF product and assumed and settled the debts of $193,833 that Grandma Hamman owed to Los Cabos Freedom Movement LLC and to Ed Wendtland. On December 30, 2004, Gateway formed a 51% owned subsidiary, Los Cabos Beverage, Inc ("LCB") to handle the operations of the sale of private label water. Operations began in 2005.

               The Company recognizes no goodwill or other intangibles in this business venture. Management of Los Cabos is handled by Blaine Wendtland. The Company invested no initial money for this joint venture, but it does provide a place of operation in its warehouse and limited funding for payroll and selected other expenses. Operations began the end of 2004, but it had no operating activity during the remaining days of 2004.

NOTE 6  -      INVESTMENT IN QUALITY DISTRIBUTION SERVICES OF ARIZONA ("QDS"):

               As discussed in the history of the Company, on May 30, 2004, an agreement was signed with Quality Distribution Services of Nevada to create a wholesale beverage distribution center in the Phoenix, Arizona area. For this joint venture, Quality Distribution Services of Arizona, Inc ("QDS"). QDS was incorporated in Nevada on June 7, 2004 and is 51% owned by Gateway.

               The Company invested $282,700 during 2004 and another $50,000 through March 28, 2005 to assist in the development of the company. The other party to the joint venture has secured the warehouse and equipment and has guaranteed payments of such as well as continue providing for the operations of QDS.

               The consolidated financial statements include the financial information of QDS for 2004, summarized in condensed form here, rounded to the nearest $1,000::

Balance Sheet
  Current Assets                                 $ 141,000
  Minority Interest                                 72,000
                                                 ----------
  Net Assets                                     $ 213,000

  Current Liabilities                            $  54,000
  Investment by the Company                        283,000
  Accumulated (Deficit)                           (124,000)
                                                 ----------
Total Liabilities and Equity                     $ 213,000

Statement of Operation
----------------------
December 31, 2004
-----------------

  Sales                                          $ 224,000
  Cost of Sales                                   (128,000)
                                                 ----------
  Gross Profit                                      96,000
  Selling, General and Administrative Expenses     292,000
  Minority Interest                                 72,000
                                                 ----------
  Net (Loss)                                     $(124,000)

               The Investment by the Company reflected in the condensed Balance Sheet above is eliminated in the consolidation of QDS into the consolidated financial statements.of the Company.

NOTE 7-        PURCHASE  OF  REAL  ESTATE  AND  TRANSPORTATION  EQUIPMENT:

               As of December 31, 2004, the Company has purchased various real estate properties. Some of these properties are held for investment while others are held and used by the Company in its operations. The Company created Gateway Venture Holdings, Inc

               ("Gateway Ventures"), a wholly owned subsidiary, designed to own the real estate properties of the Company.

               On or about April 15, 2004 the Company acquired Aspen Cove Resort, located in a pristine area of southwestern Utah. Aspen Cove Resort was originally owned with a 50% interest held by the Company and a 50% interest held by a third party. On or around September 29, 2004 in an agreement with the third party, the Company bought out the interest of the third party in the properties of Aspen Cove Resort in an exchange of properties owned at the time by the Company. The Company also currently owns 100% of the commercial properties in the southeastern part of Las Vegas, Nevada, which had previously been owned at 50% as discussed later in this note.

               The Company created Aspen Cove Inc. ("Resort"), a wholly owned subsidiary, to manage the operations of Aspen Cove Resort. The Company and a third party shared equally the operating losses of the Resort up to on or about September 29, 2004, when the Company took over full ownership of the properties of Aspen Cove Resort, along with the full obligation on the mortgage.

               The Company had originally purchased a 50% ownership interest in the commercial property the Company now uses as its office and warehouse facilities, which is 3220 Pepper Lane, Las Vegas, Nevada. Like Aspen Cove Resort, the Company originally owned 50% interest in this property with a third party owning the other 50%. In the same property exchange of Aspen Cove Resort, this commercial property also became the full ownership of the Company, along with the full obligation of the mortgage.

               The Company has also purchased vehicles and other transportation equipment, some of which are in conjunction with the purchase of some of the real estate purchases and are held in ownership by Gateway Ventures.

               On September 29, 2004 the Company negotiated an exchange of real estate whereby the Company deeded over a real estate property held for short term investment on the books for a cost of $326,483, but with a fair market value of approximately $400,000, and one boat held as property and equipment valued at $66,348 for the 50% ownership of Aspen Cove Resort and the present office and warehouse of the Company. As mentioned previously, the Company has also assumed the full debt obligation against these two properties.

               All of these assets are reported at cost. No gain or loss are recognized on property exchanges made during the year.

               As of December 31, 2004 the Company held the following real estate properties and transportation equipment:

                                                                Debt
                                                    Cost        Owed
CURRENT ASSETS
    Property Held for Short Term Investment      $  179,741  $  219,000
    Estimated Fair Value - $350,000

PROPERTY & EQUIPMENT
    Aspen Cove Resort                             1,221,645     912,160
    Appraisal Pending - Estimated Fair Value is
    in Excess of Cost

    Offices and Warehouse of the Company          2,640,089   1,806,629
    Appraisal Value - $3,100,000

    All Other Real Estate                           370,236     123,000

    Vehicle & Other Transportation Equipment        190,297           0

    Total                                         4,602,008   3,060,789


        The Company has no off-balance sheet arrangements.

NOTE 8  -      TERM  DEBT:

Term debt consisted of the following at December 31,2004:

Mortgage payable - $1,830,000 original loan payable
to an Individual, interest 6%, 30 year monthly
installments of $20,000 through May 2030, secured
by Aspen Cove Resort real estate properties                      912,160

Mortgage payable - $1,000,000 original loan payable
to a financial institution, interest 6.25%, 20 year monthly
installments of $13,376 through May 2020, secured by
the Company office and warehouse real estate property          1,806,629

Mortgages payable - $342,000 original loans payable
to a financial institution, interest 12%, 30 year monthly
installments of $3,514 through January 2030, secured by
the real estate in Clark county, Nevada                          342,000

Convertible notes payable                                      1,027,746

Notes payable - stockholders, payable in monthly
installments ranging from $25 to $1,278, plus interest
at 7% - 14%, due at various dates, unsecured                      46,760

Notes payable - related parties, no specific monthly
payables, interest from 0% to 10%, unsecured                     118,474
                                                             ------------

Total term debt                                                4,253,769

(Less) current portion                                        (1,433,736)
                                                             ------------

Long term portion                                            $ 2,820,033
                                                             ------------


               Convertible notes payable are to individuals and bear interest at 12% per annum. Principal and accrued interest is due twelve months from the date of issuance. These notes are convertible at the option of the holder into shares of the Company's common stock, at an initial conversion price of $.80 per share.
               Approximately $169,000 of accrued interest relating to these notes at December 31, 2004, is also convertible into the Company's common stock. At December 31, 2004 the approximate total of common shares available through conversion of the aforementioned debt is 332,000,000.

               The notes may be called for conversion when the average of the bid and asked prices of the common stock exceeds $1.00 per share for ten consecutive days. Although the notes issued will be freely tradable under federal securities laws, there is currently only a small public market for the notes. As of December 31, 2004 the convertible notes issued during the year ended December 31, 2003 and prior have not been converted to common stock as the initial public offering has not transpired.

               Maturities  of  long-term  debt  are  as  follows:

Year ending December 31:
  2005                    $1,433,736
  2006                       255,815
  2007                       271,822
  2008                       288,836
  2009                       141,462
  2010 and thereafter      1,862,098
                          ----------

                          $4,253,769
                          ==========


NOTE 9  -      INCOME  TAXES:

               No provision was made for income taxes in 2004 and 2003 as a result of the net loss for each year and a net operating loss carryforward. A valuation reserve on the deferred tax assets of approximately $2,300,000 offsets deferred tax benefit of equal amount as no assurance can be given it can be used. As of December 31, 2004, the Company has available net operating loss carryforwards of in excess of $10,000,000. Expiration dates on these carryforwards begin in 2010 and end in 2023.

NOTE 10  -     EQUITY:

               (a)  -  REVERSE  STOCK  SPLITS
               ------------------------------

               On April 16, 2003,Gateway effected a 1 for 900 reverse-split of its common stock. On June 28, 2004,Gateway effected a 1 for 900 reverse-split of its common stock. On September 3, 2004,Gateway effected a 1 for 1,000 reverse-split of its common stock. On December 20, 2004,Gateway effected a 1 for 1,000 reverse-split of its common stock. The financial statements have reflected these reverse stock splits retroactive to inception.

               On March 28, 2005 Gateway effected a 1 for 500 reverse split of its common stock. The financial statements have reflected this reverse stock split retroactive to inception.

               (b)  -  STOCK  ISSUED  FOR  SERVICES  PROVIDED
               ----------------------------------------------

               The Company continually seeks to improve its financial position by seeking investors in exchange for equity in the Company. The value assigned to the stock for these transactions will vary based on the market value of the stock or services performed at the time, whichever is more readily ascertainable.

               Since 2003, the Company has filed with the Security and Exchange Commission ("SEC") forms S-8 notifying of Non-Employee Directors and Consultants Retainer Stock Plans ("RSP") and its increases in stock approved to issue under such plans.

               During the years 2004 and 2003, the total number of shares approved to issue in these plans were 8,500,000,000 (8 billion 500 million) and 1,000,000,000 (1 billion) respectively. Stock issued to consultants through the plan is not affected by reverse splits until it has been sold. The remaining unissued stock at any time remains unchanged despite what happens to the stock once it is issued. i.e., stock reverse splits, dividends, etc. As of December 31, 2004 and 2003, the remaining shares approved to issue under the RSP plans are 1,756,200,000 and 990,448,916 respectively.

               During 2004 and 2003, the Company issued 6,196,680,046 and 9,551,084 shares respectively out of the ESIP plan before stock splits. The number of shares after stock splits is recognized on the statement of stockholders equity.

               (c)  -  STOCK  ISSUED  FOR  DEBT  -  ACCOUNTS  PAYABLE
               ------------------------------------------------------

               From time to time a creditor has agreed to exchange debt for stock in the agreed amount. During 2004 and 2003, 0 and 0 shares, after all reverse stock splits are taken into account, were issued for a total value of accounts payable debt relief of $0 and $2,022 respectively.

               (d)  -  CONSULTING SERVICES SECURED BY STOCK IN 2002 AND PAID OFF
               -----------------------------------------------------------------
               IN 2003
               -------

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

               The same agreement also paid off $273,781 in notes payable owed to Suburban in exchange for 0 shares of common stock, after reverse stock splits, and Suburban's release of stock it held as security. However, the stock Suburban held as security has not been released by Suburban and returned to the Company and to the officer who pledged his own stock in the Company as security on the loan.

               (e)  -  NOTES  CONVERTIBLE  INTO  STOCK
               ---------------------------------------

               There are $1,027,746 of convertible notes payable as of December 31, 2004.

               Convertible notes payable are to individuals and bear interest at 12% per annum. Principal and accrued interest is due twelve months from the date of issuance. These notes are convertible at the option of the holder into shares of the Company's common stock, at an initial conversion price of $.80 per share.
               Approximately $169,000 of accrued interest relating to these notes at December 31, 2004, is also convertible into the Company's common stock. At December 31, 2004, the approximate total of common shares available through conversion of the aforementioned debt is 332,000,000 freely tradable stock. In addition refer to the Note on Term Debt.

               The notes may be called for conversion when the average of the bid and asked prices of the common stock exceeds $1.00 per share for ten consecutive days.

               During 2004, under a separate agreement management negotiated $25,000 of notes to be converted to stock, while $0 were converted in 2003.

               (f)  -  STOCK  OPTIONS
               ----------------------

               There are stock options granted before 2002. Because of the stock splits management is of the opinion the stock options in place are of no measurable value and are anticipating terminating the existing stock option plan. Therefore, in computing earnings per share all stock options have been ignored

               (g)  -  STOCK  ISSUED  FOR  ASSET  PURCHASE
               -------------------------------------------

               In 2002, The Company acquired the assets of Grandma Hammans Specialty Foods, LLC. Payment included 0 shares of Company stock (1,000,000 shares before the reverse stock splits). In 2003 the agreement to acquire Grandma Hammans was renegotiated and no stock will be involved in the acquisition. The financial statements recognize the issue of the stock as of December 31, 2002 and the return of the stock as of December 31, 2003.

               (h)  -  EMPLOYEE  STOCK  INCENTIVE  PLAN  ("ESIP")
               --------------------------------------------------

               Since 2003, the Company has filed with the Security and Exchange Commission ("SEC") forms S-8 notifying of Employee Stock Incentive Plans ("ESIP") and its increases in stock approved to issue under such plans.

               During the years 2004 and 2003, the total number of shares approved to issue in these plans were 18,200,000,000 (18 billion, 200 million) and 1,000,000,000 (1 billion) respectively. Stock issued to employees through the plan is not affected by reverse splits until it has been sold. The remaining unissued stock at any time remains unchanged despite what happens to the stock once it is issued. i.e., stock reverse splits, dividends, etc. As of December 31, 2004 and 2003, the remaining shares approved to issue under the ESIP plans are 6,534,400,000 and 447,745,400 respectively.

               During 2004 and 2003, the Company issued 13,680,245,400 and 552,254,600 shares respectively out of the ESIP plan before stock splits. The number of shares after stock splits is recognized on the statement of stockholders equity. The total net proceeds received from these stock issued during 2004 and 2003 are $6,857,743and $1,703,961 respectively.

               (i)  -  OTHER  STOCK  ISSUED  FOR  SERVICES  PROVIDED
               -----------------------------------------------------

               During 2004 and 2003, the Company issued to officers 48,010 and 0 shares of restricted common stock, after reverse stock splits, respectively. Restricted stock is not marketable. Consequently, no value can be determined for this restricted stock issued. However a nominal amount of $33,142 and $5,600 has been assigned as the value for this non-marketable stock issued.

               During 2004 and 2003, the Company issued to officers 4,246,000 and 726,000 shares of restricted preferred stock respectively. Restricted stock is not marketable. Consequently, no value can be determined for this restricted stock issued. However a nominal amount of 4,246 and $726 has been assigned as the value for this non-marketable stock issued. Preferred stock was not effected by the reverse stock splits.

               (j)  -  RESTRICTED  STOCK  ISSUED  TO  CONSULTANTS
               --------------------------------------------------

               During 2004, the Company issued 0 restricted shares, after reverse stock splits, to a consultant for services rendered. Restricted stock has no measurable value. However, $3,500 was assigned as a value for this stock. No other restricted stock was issued this year.

NOTE 11  -     RELATED  PARTY  TRANSACTIONS  NOT  DISCLOSED  ELSEWHERE:

               From time to time, Officers and directors will advance to the Company or receive advances from the Company. Amounts due to related parties are included in notes payable of $118,474 and $115,174 for December 31, 2004 and 2003 respectively (Refer to Note on Term Debt). No amounts are due from related parties.

               During 2004 and 2003, the daughter of the Chief Executive Officer works as Marketing Representative (reassigned in 2005 to non-managerial responsibilities) and the son of the Chief Operations Officer serves as Vice President of Operations with additional responsibilities in Information Technology. Other children of the officers work part time for the Company in non-managerial positions.


NOTE 12  -     OPERATING  LEASES:

               The Company leases certain office equipment items under operating leases which expire during 2006. Future equipment rental payments are:

Year ending December 31:
2005                       3,012
2006                       1,506
                          ------
Total payments            $4,518
                          ======

               The Company rented a building under an expired operating lease through early December, 2004 until the Company moved into its own building.

               Total rent expense charged to operations for the years ended December 31, 2004 and 2003, was $82,002 and $96,172 respectively.

NOTE 13  -     FOREGIVENESS  OF  DEBT:

               The Company has recognized $1,282,886 in debt forgiveness for 2004.Those debts are for accounts that have remained unpaid, some of which the Company is unsure of what they represent as they pertain to unpaid debts relating to business combinations that took effect before the year 2000. The Company is not aware of any efforts to collect for well over three years. This adjustment is after leaving the liability of $400,000 in the event creditors may present themselves at a later date.


NOTE 14  -     SEARCH  FOR  AND DEVELOPMENT OF PRODUCTS, PRODUCT LINES AND JOINT
--------------------------------------------------------------------------------
               VENTURES:
               ---------

               During 2003 and continuing through 2004 the Company acquired sizeable capital investments. Management in an effort to use wisely and prudently the funds received looked at many different alternatives to invest cash received.

               Among those investments includes the down payments made on the building the Company now has its office and warehouse. It also invested in Aspen Cove Resort where it anticipated it would suffer losses through 2004 and 2005 as it would attempt to turn around an operation and facility in a location thought to be highly developable and productive. In addition, the Company invested in selected pieces of real estate in the Clark County Nevada area where rapid appraisal increases were being experienced.

               The  Company  also looked into several product and line ventures.
               Two product lines that the Company has chosen to invest significantly in are the Jeunesse by Francois beauty products now being offered primarily through multi-level marketing and the Pete Rose product line which is now developed awaiting marketing. Other product development searches after sufficient time, energy and investment were set aside as not feasible at this time.

               The Company also invested in joint ventures dealing with beverage distribution in Arizona as well as expanding marketing for the multi-level marketing area of the Company.

               As of December 31, 2004 the Company has invested in various projects, as listed above. Some of these projects the Company has determined are worth pursuing and are expected to be profitable while others the Company has determined to set aside and to pursue no further. Many of these projects involved finders' fees and other consulting fees that were paid with free trading common stock of the Company. This common stock is issued by the Company under its Non-Employee, Directors and Consultants Retainer Stock Plan ("Plan").

               As discussed in a prior footnote, the stock issued under the Plan is unrestricted and is issued as "S-8" stock as defined by the Securities and Exchange Commission ("SEC"), and has been charged to operations.

               The most significant projects the Company has invested in this year through December 31, 2004 are:

                                            Product Developed       Expensed as Part of
                                           Awaiting Production   General & Administrative
                                            (All Paid in Cash)    (Paid in Cash & Stock)
                                           --------------------  -------------------------
Jeuness by Francois - initial development               230,573                    655,757
costs

Finders Fees for real estate transactions                                           83,700

IGIA Product                                                                       691,200

Pete Rose Product Line                                  187,650                  1,530,238

Zufelt Marketing Strategies                                                         42,840

Distributor Recruitment                                                            338,922

All other projects - future or abandoned                                         1,415,131

                                           --------------------  -------------------------

             Total                                      418,223                  4,757,788
                                           --------------------  -------------------------

               When the costs capitalized here are put into production, then they will be reclassified to inventory and such costs will be amortized using the unit-of-production of accounting.

NOTE 15 -      CONSIDERATIONS  AFFECTING  THE COMPANY'S ABILITY TO CONTINUE AS A
               GOING CONCERN:

               There have been significant recurring losses and negative cash flows from operations for the past years, which have resulted in a severe working capital deficiency. In the event the Company is unable to raise sufficient operating capital, the aforementioned conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the occurrence of such conditions and have been prepared assuming that the Company will continue as a going concern.

               The Company has reassessed its operating commitments and is taking steps to stop funding certain phases of its operations in an order to conserve as well as to preserve its working capital.

               In 2003, the Company implemented and still uses an Employee Stock Incentive Plan ("ESIP"). During 2003 through March 2005 stock sales provided cash to the company. Cash received was approximately $1,700,000 for 2003, $6,900,000 for 2004 and
               $200,000 through March 28, 2005 for a total received to date of $8,800,000.

NOTE 16  -     LITIGATION,  COMMITMENTS  AND  CONTINGENCIES:

               LITIGATION:
               -----------

               SUBURBAN  CAPITAL  VS  GATEWAY:

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

               The  action  is  styled  Suburban  Capital  Corporation v Gateway
                                        ----------------------------------------
               Distributors,  Ltd.,  Rick  Bailey  and  Flo  Ternes, and Neptune
               -----------------------------------------------------------------
               Communications,  Case  No.  03-CV-7559  (Norgle,  J.)  and  as to
               --------------
               Gateway,  Richard  Bailey  and  Florian  Ternes:

               Suburban Capital's complaint alleges breach of contract and fraud claims. Suburban Capital seeks a declaratory judgment regarding the validity of an alleged advisor agreement with Gateway, specific performance of that agreement and injunctive relief, including temporary restraining order as well as preliminary and permanent injunctions. The complaint seeks $550,000 together with its costs of enforcement including reasonable attorney's fees as well as punitive damages in the amount of $500,000.

               On November 17, 2003, Gateway filed an answer and affirmative defenses which asserted that the Plaintiff's claims are barred by the principles of undue influence, duress, in pari delicto, estoppel, and illegality.

               On January 24, 2004, Judge Gottschall granted the Securities and Exchange Commission's motion for an order appointing a receiver over Suburban Capital Corporation in Securities and Exchange
                     -----------------------------------------------------------
               Commission  v.  Frank  J.  Custable,  Jr.,  Sara Wetzel, Suburban
               -----------------------------------------------------------------
               Capital Corp., Francis Scott Widen, Wasatch Pharmaceutical, Inc.,
               -----------------------------------------------------------------
               David  Giles,  Gary  Heesch,  Pacel Corp., David Calkins, Gateway
               -----------------------------------------------------------------
               Distributors,  Ltd.,  Richard  Bailey  and  ThermoElastic
               -----------------------------------------------------------------
               Technologies,  Inc,  Case  No.  03-C-2182.  The  court-appointed
               -------------------
               Receiver,  Mark  Toljanic,  controls  this  claim.

               On March 12, 2004 the Parties agreed to a Scheduling Order and commenced discovery.

               On January 10, 2005, Gateway filed a counterclaim against Suburban for breach of a Stock Purchase Agreement dated November 27, 2002. Gateway's claims include breach of contract and, in the alternative, unjust enrichment. The counterclaim seeks a judgment from the court which orders Suburban to assume the debts and obligations - currently valued at more than $306,667 as contained in the November 27, 2002 Stock Purchase Agreement.

               The parties are scheduled to appear before Judge Norgle on April 13, 2005 for a status hearing and the attorneys have been instructed to both vigorously defend the claims made against Gateway and Bailey and to prosecute the claims made against Suburban.

               At this juncture, legal counsel is unable to predict what the possible outcome of these matters will be. Management has taken the position that this is an ongoing legal matter and has opted to expense the costs of defending the Company and its officer as it occurs as well as any subsequent cost for penalties and fines if the Company should lose its defense or make a settlement. The Company therefore has not recognized any contingent liability for this legal matter.

               SECURITIES  AND EXCHANGE COMMISSION PROPOSED DISCIPLINARY ACTION:

               In conjunction with the lawsuit activity described above with Suburban Capital, the Security Exchange Commission ("SEC") filed charges against Suburban Capital and related parties. Included in the claims are claims charged against Gateway Distributors, Ltd.("Gateway") and Richard Bailey ("Bailey"), CEO of the Company. On November 18, 2004, the SEC filed an additional complaint in the United States District Court for the Northern District of Illinois (Case # 03-C-2182) against Gateway and Bailey which incorporates all of the allegations in the March 28, 2003 civil action referenced above.

               The SEC seeks an order barring Bailey from serving as an officer or director of a public company. Bailey and Florian Ternes COO of the Company have given prior depositions relating to these matters and depositions will continue until discovery is scheduled to close on June 21, 2005.

               At this juncture, legal counsel is unable to predict what the possible outcome of these matters will be. Management has taken the position that this is an ongoing legal matter and has opted to expense the costs of defending the Company and its officer as it occurs as well as any subsequent cost for penalties and fines if the Company should lose its defense or make a settlement. The Company therefore has not recognized any contingent liability.

               HUDSON  CONSULTING  VS  GATEWAY:

               Hudson Consulting performed consulting services for a former subsidiary of Gateway (TRSG, Inc.). On December 31, 2002 the Company disposed of this subsidiary and accepted selected liabilities of such company, Hudson Consulting ("Hudson") not one of them. Hudson filed a lawsuit in a Utah District Court which has been overturned because it should have been filed in the Federal Court. Legal opinion believes that there may ultimately be some liability on the part of the Company, but is mitigated by and large by faulty filing of the lawsuit by Hudson and the costs associated with it by the Company.

               Management has determined not to recognize any contingent liability relative to this lawsuit because it has concluded the Company is not responsible in this matter.

               OTHER  PENDING  LEGAL  MATTERS

               In the normal course of business the Company experienced a change in accepted product sold to the public by the Bureaus of Consumer Protection of Nevada and Maryland over the selling of "Y-motion". Negotiations are still in process, the proposed penalties and costs associated with this matter could range from $0 to $220,000. No enforcement action has been filed against the Company to date.

               Presently a creditor of the Company, Allergy Research group / Nutricology filed in the District Court of Clark County, Nevada an action against the Company on an unpaid open account for goods and merchandise, Case No. A-487334, in the amount of $168,000. The Company contests the amount claimed and is making payment on the uncontested amount while negotiations with the plaintiff continue. The litigation is in the discovery phase with no trial date set at this time. Management believes the exposure on this claim ranges between $50,000 and $80,000, less future payments.

               The Company has recognized an obligation in the financial statements of approximately $90,000, which is recognized as an accounts payable to cover the potential liability exposure of these other pending legal matters.

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

               A total of $75,000 was paid in 2003 and $626,042 in 2004, all of which has been expensed. Monthly outgoes to the project will continue at around $50,000 per month at the present rate of expenditures. Management anticipates the marketing program being developed should launch in 2005.

               On a separate matter, dealing with a marketing consultant the Company signed in August of 2003 a consulting agreement was signed committing to a ten-year contract to provide training for the company distributors. Compensation will be based on the ability of the consultant to sign up new distributors. Management believes it will be a self-funding and revenue generating program.

               CONTINGINCIES:
               --------------

               The Company has no errors or omissions insurance for Directors and Officers. The Company is currently looking into this.

               On December 31, 2002, the Company acquired all assets and selected liabilities of TRSG Corporation ("TRSG"). Under the terms of the agreement, TRSG chooses which creditors it continues to owe and all others are passed to the Company. This agreement has not been agreed upon by the creditors of TRSG. There are ongoing legal matters going on with TRSG that may or may not implicate the Company.

               In July of 2001, the Company's subsidiary, TRSG acquired the business of A and A Medical ("A&A"), located in Salt Lake City, Utah. In February 2002, TRSG sold the business to an unrelated party. The transactions dealing with the activity of A&A for 2002 have not been audited and was determined not to be auditable because it is out of business and records are unattainable. The net amount received and dispersed has been reported in the statement of operations as part of selling, general and administrative expense. Matters dealing with this issue may not have been completely resolved, that may or may not affect the Company.

               Management is unable to estimate the possible loss exposure, but believes the ultimate outcome to be minimal for the Company, and has therefore not recognized any contingent liability on these matters.

               OTHER:
               ------

               During 2003 and 2004, Management is continuing negotiations with the Internal Revenue Service ("IRS") to settle back payroll taxes due and anticipates a settlement by year-end.

NOTE  17  -    SUBSEQUENT  EVENTS:

               The Company made a reverse stock split effective March 28, 2005 wherein 500 shares of old stock were exchanged for one share of new stock. This reverse stock split is recognized in these financial statements retroactive to inception.