Form 10QSB
period 2005-03-31
GATEWAY DISTRIBUTORS LTD
filed 2005-05-16
CIK 1062760

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-27879

                           GATEWAY DISTRIBUTORS, LTD.
                 (Name of small business issuer in its charter)

                 Nevada                                    88-0301278
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

     3220 Pepper Lane, Suite 14,                            89120
           Las Vegas, Nevada                              (Zip Code)
(Address of principal executive offices)

                                 (702) 317-2400
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 9, 2005, the issuer had 270,980,594 shares of its common stock issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one): Yes [ ]  No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . .    1
    Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . .  F-1
    Item 2.  Management's Discussion and Analysis or Plan of Operation .    2
    Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . .    5
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .    6
    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .    6
    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    6
    Item 3.  Defaults Upon Senior Securities
    Item 4. Submission of Matters to a Vote of Security Holders.
    Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .    6
    Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .    7
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Gateway Distributors, Ltd., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, interim, condensed, consolidated financial statements including a balance sheet for the Company as of the period March 31, 2005, and statements of operations, and statements of cash flows, for interim periods up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-12 and are incorporated herein by this reference.

BASIS  OF  PRESENTATION

The accompanying consolidated interim unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2004 and December 31, 2003. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter and period ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005. The financial statements are presented on the accrual basis.




                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES


                                  - CONTENTS -


                                                                   PAGE NUMBER
                                                                   -----------
Financial Statements:

  Balance Sheet                                                        F-1

  Statement of Operations                                              F-3

  Statement of Stockholders - Equity                                   F-4

  Statement of Cash Flows                                              F-5

  Notes to Financial Statements                                        F-7

                   GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                    (CONDENSED, INTERIM FINANCIAL STATEMENTS)


                                                                 March 31,
                                                                   2005
                                                                 -----------

                               ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $   37,606
  Accounts Receivable                                                19,095
  Receivable from Stock Sales                                        30,925
  Inventories                                                       393,317
  Property Held for Short Term Investment                                 0
  Prepaids                                                              500
                                                                 -----------
                                           Total Current Assets     481,443
                                                                 -----------

PROPERTY & EQUIPMENT
  Property and Equipment, at cost                                 4,855,304
  (Less) accumulated depreciation and amortization                 (363,680)
                                                                 -----------
Total Property & Equipment                                        4,491,624
                                                                 -----------

MINORITY INTEREST IN SUBSIDIARY                                           0
                                                                 -----------

OTHER ASSETS
  Product Development Awaiting Production                           418,223
  Goodwill, Trademarks & Formulas                                   536,500
  Investment in Subsidiary - QDS of Arizona                         200,000
  Other Assets                                                       28,140
                                                                 -----------
                                             Total Other Assets   1,182,863
                                                                 -----------

Total Assets                                                     $6,155,930
                                                                 ===========

                      See Notes to the Financial Statements

                   GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                    (CONDENSED, INTERIM FINANCIAL STATEMENTS)


                                                                    March 31,
                                                                      2005
                                                                 -------------
                              LIABILITIES

CURRENT LIABILITIES:

Accounts payable:
  Trade                                                               659,512
  Commissions                                                          13,847
Accrued expenses:
  Payroll and employee benefits                                       178,391
  Payroll taxes                                                       154,047
  Interest                                                             20,944
  Other                                                                38,686
Current maturities of long-term debt                             $  1,481,780
                                                                 -------------
Total current liabilities                                           2,947,207
                                                                 -------------

LONG-TERM DEBT                                                      3,214,669

                                                                 -------------
Total Liabilities                                                   6,161,876
                                                                 -------------

                   STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock - $.001 par value
  Authorized - 400,000,000 shares
    Series A Preferred
        Authorized - 100,000,000 shares
        4,972,125 issued and outstanding                                4,972
    Series B Preferred
        Authorized - 100,000,000 shares
        15,000,000 issued and outstanding                              15,000
    No Series Designated Preferred
        Authorized - 200,000,000 shares
        Issued and outstanding - none
Common stock, - $.001 par value
  Authorized - 25,000,000,000 shares
  Issued and outstanding - 30,980,594                                  30,981
  Additional paid-in capital                                       19,414,377
  Accumulated (deficit)                                            19,471,276)

                                                                 -------------
Net Stockholders' Equity (Deficiency)                                  (5,946)
                                                                 -------------

Total Liabilities & Equity (Deficiency)                          $  6,155,930
                                                                 =============

                      See Notes to the Financial Statements

                               GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                            UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (CONDENSED INTERIM FINANCIAL STATEMENTS)


                                                                           Quarter          Quarter
                                                                            Ended            Ended
                                                                          March 31,        March 31,
                                                                            2005             2004
                                                                       ---------------  ---------------
SALES                                                                  $      201,686   $      266,107

COST OF SALES                                                                  45,584           44,300
                                                                       ---------------  ---------------

GROSS PROFIT                                                                  156,102          221,807
                                                                       ---------------  ---------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Depreciation Expense                                                         24,709            5,000
  Professional Services Not Classified Elsewhere                              124,360        2,687,482
  Development of Jeunesse by Francois Product Line                             62,071          246,657
  Product Development                                                         250,626
  All Other Selling, General and Administrative                               198,758          726,919
                                                                       ---------------  ---------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                            660,524        3,666,058
                                                                       ---------------  ---------------

OTHER INCOME (EXPENSE):
  Gain on Sale of Property held for short-term investment                      37,139                0
  (Loss) on Sale of Subsidiary - Los Cabos Beverage                            (8,256)               0
  (Loss) change in reporting QDS of Arizona as an investment                  (68,535)               0
  (Impairment)  reporting Subsidiary QDS of Arizona as an investment           (9,101)               0
  Interest Expense                                                            (45,905)         (63,361)
  Other Income                                                                      0                0
                                                                       ---------------  ---------------

TOTAL OTHER INCOME (EXPENSE):                                                 (94,658)         (63,361)
                                                                       ---------------  ---------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                                   (599,080)      (3,507,612)

MINORITY INTEREST                                                                   0                0
                                                                       ---------------  ---------------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX                            (599,080)      (3,507,612)

PROVISION FOR INCOME TAX                                                            0                0
                                                                       ---------------  ---------------

NET INCOME (LOSS)                                                      $     (599,080)  $   (3,507,612)
                                                                       ===============  ===============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                                     (0.25)  $(3,507,612.00)
                                                                       ---------------  ---------------

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK                $    2,440,660                1
                                                                       ===============  ===============

                      See Notes to the Financial Statements

                                           GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                              UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   FOR THE PERIODS ENDED MARCH 31, 2005 AND DECEMBER 31, 2004


                                        Preferred Stock            Common Stock
                                        Par Value $0.001        Par Value $0.001         Paid In       Retained
                                        ----------------        ----------------         Excess        Earnings      Net Equity
                                       Shares      Amount       Shares      Amount       of Par        (Deficit)    (Deficiency)
                                     ----------  -----------  ----------  -----------  ------------  -------------  ------------
BALANCE - December 31, 2003             726,125  $       726           1  $         1  $ 7,737,264   $(11,478,117)  $(3,740,126)

Common Stock Issued:
  For Services - Restricted Stock                                 48,010           48       36,642                       36,690
  For Services - Unrestricted                                     15,673           16    4,729,272                    4,729,288
Stock
  For Debt - Unrestricted Stock                                        0            0       25,000                       25,000
  For Cash                                                        34,906           34    6,696,802                    6,696,836

Preferred Stock Issued
  For Services - Restricted "A"       4,246,000        4,246                                                              4,246
Series
Reclass Par to Pd in Excess                                                                                                   0

(Loss) for Year per stmt Oper                                                                          (7,394,079)   (7,394,079)

                                     ----------  -----------  ----------  -----------  ------------  -------------  ------------
Balance for December 31, 2004         4,972,125        4,972      98,590           99   19,224,980    (18,872,196)      357,855

Common Stock Issued:
  For Services - Restricted Stock                              7,000,000        7,000       (6,900)                         100
  For Services - Unrestricted Stock                               60,004           60        9,040                        9,100
  For Cash                                                    23,822,000       23,822      187,257                      211,079

Preferred Stock Issued
  For Services - Restricted "B"      15,000,000       15,000                                                             15,000
Series

(Loss) for Period                                                                                        (599,080)     (599,080)

                                     ----------  -----------  ----------  -----------  ------------  -------------  ------------
Balance for January 31, 2005         19,972,125  $    19,972  30,980,594  $    30,981  $19,414,377   $(19,471,276)  $    (5,946)
                                     ==========  ===========  ==========  ===========  ============  =============  ============

Recap Preferred Stock Issued:
  Restricted "A" Series               4,972,125  $     4,972
  Restricted "B" Series              15,000,000       15,000
                                     ----------  -----------

Total Preferred - March 31, 2005     19,972,125  $    19,972
                                     ==========  ===========


                      See Notes to the Financial Statements

                         GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (CONDENSED INTERIM FINANCIAL STATEMENTS)


                                                            Quarter Ended    Quarter Ended
                                                              March 31,        March 31,
                                                                2005             2004
                                                           ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                       (599,080)      (3,507,612)
Adjustments to reconcile net (loss)
    to net cash from (to) operating activities:
    Stock issued for Services                                      24,200        2,687,487
    Stock issued for Debt                                               0                0
    Depreciation & Amortization Prop & Equip                       24,709            5,000
    Loss on Sale of Fixed Assets                                        0
    Minority Interest                                                   0
    Loss upon report of QDS of Arizona to an investment           (68,535)
    Impairment of Investment in QDS of Arizona                     (9,101)
    Loss on Sale of Grandma Hammans formula & rights                    0
Changes in operating assets and liabilities which
  increase (decrease) cash flow:
    Accounts Receivable                                            26,539              838
    Inventories                                                   100,882          (95,704)
    Properties Held for Short Term Investment                     179,741                0
    Prepaid Expenses and Other Current Assets                      25,000                0
    Accounts Payable and Commissions                              (55,982)         (83,940)
    Accrued Liabilities                                               872         (213,080)

                                                           ---------------  ---------------
Net cash provided (used) from operating activities               (350,755)      (1,207,011)
                                                           ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Product Development Awaiting Production                             0                0
    Capital (Outlays)/Disposals - net                            (249,960)        (209,906)
    Purchase (Sale) of Trademarks                                       0          (55,373)
    Renegotiation of Purchase of Grandma Hammans                        0          (18,600)
    Other Assets                                                    4,689          (44,068)
    Investment in QDS of Arizona                                  (50,000)               0

                                                           ---------------  ---------------
Net cash provided (used) from investing activities               (295,271)        (327,947)
                                                           ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Term Debt after Principal Payments              442,680                0
Principle Payment on Debts (over) net proceeds Term Debt                0         (174,703)
Stock Sales for Cash; Net                                         203,793        2,421,989

                                                           ---------------  ---------------
Net cash provided (used) from financing activities                646,473        2,247,286
                                                           ---------------  ---------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                           447          712,328

CASH AND CASH EQUIVALENTS - Beginning of Period                    37,159          163,190
                                                           ---------------  ---------------

                                                           ---------------  ---------------
CASH AND CASH EQUIVALENTS - End of Period                  $       37,606   $      875,518
                                                           ===============  ===============

                        See Notes to Financial Statements

                        GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                         (CONDENSED INTERIM FINANCIAL STATEMENTS)


                                                            Quarter Ended   Quarter Ended
                                                              March 31,       March 31,
                                                                 2005            2004
                                                            --------------  --------------
SUPPLEMENTAL DISCLOSURE

CASH PAID FOR:
  Interest                                                  $       45,905  $       24,128
  Taxes                                                     $            0               0


NON CASH INVESTING AND FINANCING ACTIVITIES

STOCK ISSUED FOR:
  Services                                                  $       24,200  $    2,587,487
  Debt                                                      $            0               0

FORMULA EXCHANGED FOR DEBT PAYOFF
  Payoff of Grandma Hamman's debt in exchange for formula   $            0  $            0

CHANGE IN REPORTING SUBSIDIARY TO AN INVESTMENT
Loss upon report change of QDS of Arizona to an investment  $       68,535  $            0
Impairment of QDS of Arizona as an investment               $        9,101  $            0

                      See Notes to the Financial Statements

                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE  1  -     BASIS  OF  PRESENTATION:

     The consolidated interim condensed financial statements at March 31, 2005 and for the periods ended March 31, 2005 and 2004 are unaudited, but include all adjustments, which the Company considers necessary for a fair presentation.

     The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2004. The accompanying consolidated unaudited interim financial statements for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE  2  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

     Principles of Consolidation

     The Company has the following wholly owned subsidiaries:

          - The Right Solution Gateway (multilevel marketing and retail sales)
          -    Grandma  Hammans  Specialty  Foods  (an  inactive  corporation)
          - Gateway Venture Holdings, Inc. (a Nevada Corporation organized April 30, 2004 to house and manage the real estate, vehicles and equipment of the Company)
          - Aspen Cove Resorts, Inc (a Nevada Corporation organized April 30,2004 to operate the Aspen Cove Resort.)

     The Company also owns 51% interest in the following company, which is reported on the unaudited financial statements as an investment (See Note "Investment in Quality Distribution Services of Arizona "QDS"):

          - Quality Distribution Services of Arizona, Inc (a Nevada Corporation organized June 7, 2004 as a wholesale distributor of non-alcoholic beverages and food.

     The accompanying consolidated financial statements include the accounts of its subsidiaries. All significant intercompany balances and transactions have been eliminated.

NOTE  3  -     GRANDMA  HAMMANS  AND  LOS  CABOS  BEVERAGE:

     The Company purchased the assets of Grandma Hamman's Specialty Foods, LLC, from Blaine Wendtland on August 15, 2002. On December 21, 2004 the assets and liabilities of Grandma Hammans, other than some minor residual receivables and payables, passed to Blaine Wendtland in exchange for a 51% interest in the sale of private label water that Blaine Wendtland had developed. To date the subsidiary, Grandma Hammans, remains inactive.

     On December 30, 2004, the Company formed a corporation named Los Cabos Beverage, Inc. ("Los Cabos") and acquired a 51% ownership with the remaining 49% going to Blaine Wendtland. Los Cabos was formed to handle the operations of the sale of private label water discussed in the prior paragraph. Operations were to begin in 2005. The Company invested no initial money for this joint venture, but it did provide a place of operation in its warehouse and limited funding for payroll and selected other expenses.

     During January and February of 2005 Los Cabos sales did not meet expectations. Management determined that the operations would not be cost effective for the Company. On February 28, 2005 the Company entered into an agreement with Blaine Wendtland wherein he assumed all ownership and obligations and the Company terminated its commitments and relationships with Los Cabos and with Blaine Wendtland. There is a loss on the disposal of this subsidiary of $8,256 for operations while the Company owned it.

NOTE  4 -     LICENSING / PURCHASE AGREEMENT WITH THE CHELSEA COLLECTION INC. (A
              RELATED  PARTY):

     The Company entered into a verbal agreement December 12, 2003 with The Chelsea Collection Inc, a Nevada corporation ("Chelsea Collection") which was finalized on March 15, 2004 and later clarified on a few points May 4, 2004. Chelsea Collection is a corporation owned equally by two officers of the Company and Francois Vautour, an unrelated third party of the Company. Chelsea Collection in an agreement dated November 25, 2003 acquired among other things from Francois Vautour and assigns, except for Romania, all worldwide rights, trademarks, formulas and licenses of the Jeunesse by Fran ois Vautour and the GH3 skin care line. All monies that the Company has invested in this project have gone directly to Francois Vautour. No money has gone to Gateway Distributors officers.

     In the agreement the Company has with Chelsea Collection, the Company will have the opportunity to acquire the same Francois Vautour skin care line from Chelsea Collection for virtually the same price and terms as Chelsea Collection is buying it from Francois Vautour. The terms of the agreement involves a purchase price of $4,000,000. Payments are computed based on 15% of the gross sales less cost of goods sold with a minimum weekly payment. The minimum weekly payment is $10,000 a week. Once the purchase price is paid, then a royalty of up to 15% of the gross sales less cost of goods sold steps into place and continues thereafter. The cost outlays have been charged to the statement of operations as a selling, general and administrative expense which were $655,757 for all of 2004 and $62,071 for the three months ended March 31, 2005.

     No title or ownership passes to the Company or to Chelsea Collection until the November 25, 2003 agreement between Chelsea Collection and Fran ois Vautour is satisfied, the payment of which is described in the prior paragraph. The Company has opted not to capitalize the purchase price.

     The Company is responsible for all product research and development for current and future marketing as well as carrying inventory on all Gateway Distributors products. A portion of the cost outlays have been charged to the balance sheet as an asset under product development awaiting production for $230,573.

NOTE  5  -     INVESTMENT  IN  QUALITY DISTRIBUTION SERVICES OF ARIZONA ("QDS"):

     On May 30, 2004, an agreement was signed with Quality Distribution Services of Nevada creating a wholesale beverage distribution center in the Phoenix, Arizona area. For this joint venture, Quality Distribution Services of Arizona, Inc ("QDS"). QDS was incorporated in Nevada on June 7, 2004 and is 51% owned by Gateway.

     The Company invested $282,700 during 2004 and another $50,000 through March 31, 2005 to assist in the development of the company. The other party to the joint venture has secured the warehouse and equipment and has guaranteed payments of such as well as continue providing for the operations of QDS.

     Management has determined it is in the best interest of the Company not to continue funding this joint venture. Negotiations are presently in process wherein the Company would dispose of its interest. Management is unsure what the settlement price will be upon disposing of this investment, but has recognized a reduction by the $196,953 operating loss incurred in 2004 out of the $332,700 investment. This is recognized in the Statement of Operations as of March 31, 2005. In addition, no operations of this subsidiary are recognized in the consolidated statement of operations, as management has taken the position that the subsidiary is not under its control.

NOTE  6-     REAL  ESTATE  SALE:

     On February 28, 2005 the Company sold real estate in Las Vegas for approximately $369,000. This sale has been recognized in the Statement of Operations as "Gain on Sale of Property Held for Short Term Investment".

     During the first quarter of 2005, the Company borrowed an additional $400,000 from a financial institution on a 6.5% equity line secured by the office and warehouse property. Proceeds were used for remodeling.

NOTE  7  -     REVERSE  STOCK  SPLITS:

     On March 28, 2005, the Company did a 500 for 1 reverse stock split. The financial statements have reflected this reverse stock split retroactively to inception as of December 31, 2004 and forward.

NOTE  8  -     AUTHORIZATION  AND  ISSUANCE  OF  CLASS  "B"  PREFERRED  STOCK:

     On January 18, 2005, the Company authorized 100,000,000 Class "B" shares of preferred stock with a par value of 0.001. 15,000,000 restricted shares were issued through March 31, 2005. Class "B" preferred stock is convertible to common stock on a one for one basis and has no voting rights.

NOTE  9  -     EMPLOYEE  STOCK  INCENTIVE  PLAN  ("ESIP"):

     Since 2003, the Company has filed with the Security and Exchange Commission ("SEC") forms S-8 notifying of Employee Stock Incentive Plans ("ESIP") and its increases in stock approved to issue under such plans. No additional increases in stock have been submitted or approved to issue under such plans since August 2004.

     During 2004, the total number of shares approved to issue in these plans was 18,200,000,000 (18 billion, 200 million). Stock issued to employees through the plan is not affected by reverse splits until after it has been sold. The remaining unissued stock at any time remains unchanged despite what happens to the stock once it is issued. i.e., stock reverse splits, dividends, etc. As of March 31, 2005, the remaining shares approved to issue under the ESIP plans are 5,102,400,000.

     During January 1 through March 31, 2005, the Company issued 1,432,000,000 shares out of the ESIP plan before stock splits. The number of shares after stock splits is recognized on the statement of stockholders equity. The net proceeds from the sale of this stock to employees during the first quarter of 2005 is approximately $211,000.

NOTE  10  -     RECEIVABLE  ESIP  STOCK  PLAN:

     Stock sales through the Employee Stock Incentive Plan (ESIP) sold at quarter end are reported as a receivable rather than negative equity provided they are received within 45 days after quarter end. Funds to be received from the ESIP Plan were reported as "Receivable ESIP Stock Plan" as a current asset in the amount of $30,925. These are for stock issued by March 31, 2005, the sale proceeds of which were received by the Company during April 2005.

NOTE  11  -     NON-EMPLOYEE,  DIRECTORS  AND  CONSULTANTS  RETAINER  STOCK PLAN
                ("RSP"):

     The Company continually seeks to improve its financial position by seeking investors in exchange for equity in the Company. The value assigned to the stock for these transactions will vary based on the market value of the stock or services performed at the time, whichever is more readily ascertainable.

     Since 2003, the Company has filed with the Security and Exchange Commission ("SEC") forms S-8 notifying of Non-Employee Directors and Consultants Retainer Stock Plans ("RSP") and its increases in stock approved to issue under such plans. No additional increases in stock have been submitted or approved to issue under such plans since August 2004.

     During 2004, the total number of shares approved to issue in these plans were 8,500,000,000 (8 billion 500 million). Stock issued to consultants through the plan is not affected by reverse splits until it has been sold. The remaining unissued stock at any time remains unchanged despite what happens to the stock once it is issued. i.e., stock reverse splits, dividends, etc. As of March 31, 2005, the total remaining shares approved to issue under the RSP plans are 1,726,000,000.

     During January 1 through March 31, 2005, the Company issued 30,000,000 shares out of the RSP plan before stock splits. The number of shares after stock splits is recognized on the statement of stockholders equity.

NOTE  12  -     RESTRICTED  STOCK  ISSUED  TO  CONSULTANTS:

     During January 1 through March 31, 2005, the Company issued 15,000,000 restricted shares of preferred "B" stock to consultants for services rendered. Restricted stock has no measurable value. However, $15,000 was assigned as a value for this stock.

NOTE  13 -     RESTRICTED STOCK ISSUED TO OFFICERS (RELATED PARTY TRANSACTIONS):

     During January 1 through March 31, 2005, the Company issued to officers 7,000,000 shares of restricted common stock. Restricted stock is not marketable. Consequently, no value can be determined for this restricted stock issued. However a nominal amount of $100 has been assigned as the value for this non-marketable stock issued.

     During January 1 through March 31, 2005, the Company did not issue any shares of restricted preferred stock to officers. Restricted stock is not marketable.


NOTE  14  -     NEPOTISM  DISCLOSURE  (RELATED  PARTY  TRANSACTIONS):

     During the First Quarter of 2005, the daughter of the Chief Executive Officer worked as Marketing Representative (reassigned March 1, 2005 to non-managerial responsibilities and has since terminated employment) and the son of the Chief Operations Officer serves as Vice President of Operations with additional responsibilities in Information Technology. Other children of the officers work part time for the Company in non-managerial positions.

NOTE  15  -     RECLASSIFICATION  AND  RESTATEMENTS:

     Selected items in the March 31, 2004 financial statements as previously reported have been reclassified and restated to be consistent with the unaudited financial statements as of March 31, 2005.

     The Company has no off-balance sheet arrangements.

NOTE 16-     DEVELOPMENT OF PRODUCTS, PRODUCT LINES:

     The Company has looked into several product and line ventures. Two product lines that the Company has chosen to invest significantly in are the Jeunesse by Francois beauty products now being offered primarily through multi-level marketing and the Pete Rose product line which is now developed with product on hand ready to market.

     The Company has invested in various projects. Some of these projects the Company has determined are worth pursuing and are expected to be profitable while others the Company has determined to set aside and to pursue no further. Some of the costs involved finders' fees and other consulting fees that were paid with free trading common stock of the Company. This common stock is issued by the Company under its Non-Employee, Directors and Consultants Retainer Stock Plan ("Plan").

     As discussed in a prior footnote, the stock issued under the Plan is unrestricted and is issued as "S-8" stock as defined by the Securities and Exchange Commission ("SEC"), and has been charged to operations.

NOTE 17 -     CONSIDERATIONS AFFECTING THE COMPANY'S ABILITY TO CONTINUE AS A
              GOING CONCERN:

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

NOTE  18  -     COMMITMENTS  AND  CONTINGENCIES:

     COMMITMENTS:
     -----------

     On or about November 27, 2003 the Company entered into an arrangement to invest in the development and marketing of a cosmetic line owned by Francois Vautour. The products of Francois Vautour were previously successfully marketed in various parts of the world. To acquire the full rights, exclusive of Romania, the cosmetic line required a $4,000,000 commitment plus the costs of marketing.

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

     On a separate matter, dealing with a marketing consultant the Company signed in August of 2003 a consulting agreement committing to a ten-year contract to provide training for the company distributors. Compensation will be based on the ability of the consultant to sign up new distributors. Management believes it will be a self-funding and revenue generating program.

     CONTINGENT  LIABILITIES:
     -----------------------

     The Company has no errors or omissions insurance for Directors and Officers.

     On December 31, 2002, the Company acquired all assets and selected liabilities of TRSG Corporation ("TRSG"). Under the terms of the agreement, TRSG chooses which creditors it continues to owe and all others are passed to the Company. This agreement has not been agreed upon by the creditors of TRSG. TRSG has ongoing legal matters that may or may not implicate the Company. Management is unable to estimate the possible loss exposure, but believes the ultimate outcome to be minimal for the Company, and has therefore not recognized any contingent liability on this matter.

     In the normal course of business the Company experienced a change in accepted product sold to the public by the Bureaus of Consumer Protection of Nevada and Maryland over the selling of a discontinued product. Negotiations are still in process, the proposed penalties and costs associated with this matter could range from $0 to $220,000. No enforcement action has been filed against the Company to date.

     Presently a creditor of the Company, Allergy Research group / Nutricology filed in the District Court of Clark County, Nevada an action against the Company on an unpaid open account for goods and merchandise, Case No. A-487334, in the amount of $168,000. The Company contests the amount claimed and has made payment toward the uncontested amount while negotiations with the plaintiff continue. The litigation is in the discovery phase with no trial date set at this time. Management believes the exposure on this claim ranges between $50,000 and $80,000, less future payments.

     The Company has recognized an obligation in the financial statements of approximately $90,000, which is recognized as an accounts payable to cover the potential liability exposure of these proceedings.

     Also, complaints filed by the Security and Exchange Commission against Suburban Capital which names the Company and its CEO are not settled. At this juncture, legal counsel is unable to predict what the possible outcome of these matters will be. The Company therefore has not recognized any contingent liability for this litigation.

     OTHER:
     ------

     As of March 31, 2005, Management continues negotiations, initiated in 2003, with the Internal Revenue Service ("IRS") to settle back payroll taxes due and anticipates a settlement by the-end of 2005.

NOTE  19-     SUBSEQUENT  EVENTS:

     Around April 18, 2005, the Company entered into an asset purchase agreement selling approximately 95% of Aspen Cove Resort, property located in Southwestern Utah. The asset purchase agreement indicates the sale will involve a combination of stock, debt assumption and cash. The underlying mortgage on this property is presently in default. Management is unsure who will manage Aspen Cove Resort and whether Aspen Cove Inc. will be used in the future. This sale is contingent on the completion of due diligence by the buyer.

     Around April 18, 2005, the Company has entered into an agreement to sell a piece of real estate property at near cost. This agreement has not been closed.

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

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended, 2 December 31, 2004.

MANAGEMENT'S PLAN OF OPERATIONS

GENERAL

     We were originally incorporated in the State of Nevada on May 26, 1993. We market and distribute different nutritional and/or health and skin care products. The products which we sell are intended to provide nutritional supplementation to the users; the products are not intended to diagnose, treat, cure or prevent any disease.

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

RECENT CHANGES IN OUR CAPITAL STRUCTURE

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

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

FIRST QUARTER COSTS AND CHANGES IN FINANCIAL CONDITIONS

     The balance of current assets at December 31, 2004 was approximately $806,000 compared to a balance of $481,000 at March 31, 2005. The balance of current liabilities was $2,954,000 and $2,947,000, respectively, for the same period. The resulting current ratio at December 31, 2004 was 0.27 to 1. The current ratio at March 31, 2005 was .16 to 1. The current ratio indicates that our ability to pay our obligations has worsened over the first quarter of 2005.

REVENUE

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

     Total net sales and revenues were at approximately $202,000 for the three months ended March 31, 2004 compared to $266,000 for the prior period, a decrease of 24 percent. This is due to the inactivity of the subsidiary Grandma Hammans Specialty Foods which has ceased operation at this time, but may be utilized for new wholesale business in the future.

     Our gross profit for the three months ended March 31, 2005 compared to 2004 decreased to $156,000 from $222,000. Gross margin as a percentage of sales decreased to 77.4 percent in 2005 from 83.4 percent in 2004.

     Total operating expenses for the three months ended March 31, 2005 compared to 2004 decreased by $3,005,000 to $661,000 from $3,666,000 in the prior period.

     Operating loss decreased from a loss of $3,444,000 to a loss of $504,000 for the three months ended March 31, 2005.

     Interest expense, net for the three months ended March 31, 2005 was $46,000 as compared to the same period in 2004 of $63,000.

     Net loss from continuing operations for the three months ended March 31, 2005 decreased to a loss of $599,000 from a loss of $3,508,000 compared to the same period 2004, a decrease of $2,909,000.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2005, we had a deficiency in working capital of $2,466,000.

     Cash outs, net first quarter operations came to approximately $351,000, down $4,128,000 from this period last year of $4,479,000.

     Cash used in investing activities totaled $295,000, used for office building improvements and investment in QDS of Arizona.

     During the first quarter 2005, we received loan proceeds to remodel office building and paid on other loans for a net increase in term debt of $443,000. We also received $204,000 in proceeds from stock sales to employees.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

     In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS
152)  The  amendments  made  by  Statement  152  This

Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. We do not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

     On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. We do not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

     Reference is made to Item 3 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed with the Commission on April 15, 2005.

ITEM  2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Effective March 28, 2005, our majority stockholders voted to grant discretionary authority to our board of directors to implement a reverse split of our common stock on the basis of one post-consolidation share for up to each 500 pre-consolidation shares to occur at some time within 12 months of the date of our information statement on Schedule 14C, with the exact time of the reverse split to be determined by our board of directors.

     We had consenting stockholders, Mr. Richard A. Bailey, our founder, president, and a director, who held 12,000,001 shares of our common stock and 486,000 shares of our Series A preferred stock, and Florian R. Ternes, our director and secretary, who owned 12,005,002 shares of our common stock and 4,486,000 shares of our Series A preferred stock.

     Each share of our common stock is entitled to one vote on all matters brought before the stockholders. Pursuant to our amended certificate of designation establishing Series A preferred stock, each share of our currently issued and outstanding Series A preferred stock may be converted into that number of shares of our common stock which will equal one dollar in fair market value. On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series A preferred stock is entitled to the number of votes on such matters equal to the number of shares of the Series A preferred stock held by such holder multiplied by 1,000. Pursuant to our certificate of designation establishing Series B preferred stock, each share of our currently issued and outstanding Series B preferred stock may be converted into one share of our common stock. The shares of our Series B preferred stock have no voting rights on any matter submitted to our stockholders. Therefore, Mr. Bailey had the power to vote 498,000,001 shares of our common stock and Mr. Ternes had the power to vote 4,498,005,002 shares of our common stock. Together, Messrs. Bailey and Ternes had the power to vote 4,996,005,003 shares of the common stock, which number exceeded the majority of the issued and outstanding shares of our common stock on the record date.

     Messrs. Bailey and Ternes voted for the grant of the discretionary authority to our directors to implement a reverse stock split. Messrs. Bailey and Ternes had the power to approve the grant of the discretionary authority to our directors to implement a reverse stock split without the concurrence of any of our other stockholders.

ITEM  5.  OTHER INFORMATION.

None.

ITEM  6.     EXHIBITS.

EXHIBIT
  NO.                                        IDENTIFICATION OF EXHIBIT
-------  --------------------------------------------------------------------------------------------------
3.1**    Articles of Incorporation.
3.2**    Amended and Restated Articles of Incorporation.
3.3*     Articles of Amendment to the Articles of Incorporation, filed effective on June 28, 2004.
3.4**    Certificate of Change, filed effective on September 3, 2004
3.5**    Articles of Amendment to the Articles of Incorporation, filed effective on October 4, 2004.
3.6**    Certificate of Amendment to the Certificate of Designation for the Series A Preferred Stock, filed effective on November 9, 2004.
3.7**    Certificate of Change, filed effective on December 20, 2004.
3.8*     Certificate of Designation for the Series B Preferred Stock, filed effective on January 18, 2005.
3.9**    Amended By-laws.
10.1**   Financial Advisor Agreement between Sabita Dhingra and Registrant, dated January 12, 2004
10.2**   Financial Advisor Agreement between Venna Kila and Registrant, dated January 12, 2004
10.3**   Financial Advisor Agreement between Patricia M. Spreitzer and Registrant, dated January 12, 2004
10.4**   Financial Advisor Agreement between Avi Sivan and Registrant, dated January 12, 2004
10.5**   Financial Advisor Agreement between Prem Ramchandani and Registrant, dated January 12, 2004
10.6**   Financial Advisor Agreement between Avraham Ovadia and Registrant, dated January 12, 2004
10.7**   Financial Advisor Agreement between Shai Bar-Lavi and Registrant, dated January 12, 2004
10.8**   Financial Advisor Agreement between Glen Bartolini and Registrant, dated January 12, 2004
10.9**   Financial Advisor Agreement between Athony Cassetta and Registrant, dated January 12, 2004
10.10**  Settlement Agreement between William Goins, Jr. and Registrant, dated December 2002
10.11**  Agreement between Suburban Capital Corporation and Registrant, dated January 14, 2003
10.12**  Proposed Consulting and Marketing Agreement between Sprout Investments and Registrant
10.13**  Consultant and Marketing Right Agreement between Mark Neuhaus and Registrant
10.14**  Asset Purchase Agreement between The Right Solution Gateway and Registrant, dated August 11, 2003
10.15**  Endorsement Agreement between Bruce Jenner and The Right Solution, dated November 1, 2003
10.16**  Master Distributorship Indonesia between Master Distributor Mahakam Beta Forma and The Right
         Solution, dated September 23, 2003
10.17**  Promissory Note of  Registrant to Los Cabos Freedom Movement, L.L.C., Lender, dated July 3, 2003
10.18**  Agreement between Tropical Beverage and Registrant, dated September 9, 2003
10.19**  Employment agreement between Blaine Wendtland and Registrant, dated July 7, 2003
10.20**  Promissory Note of Grandma Hamman's to Ed Wendtland, Lender, dated July 3, 2003
10.21**  Consulting Agreement between Jack M. Zufelt and The Right Solutions Gateway, dated July 17, 2003
10.22**  Consulting Agreement between Jack M. Zufelt and The Right Solutions Gateway, dated August 12, 2003
10.23**  Endorsement Agreement between Bruce Jenner and The Right Solution, dated November 1, 2003
10.24**  Consulting Agreement between Jack M. Zufelt and The Right Solutions Gateway, dated December 12,
         2003
10.25**  Consulting Agreement between Jack M. Zufelt and The Right Solutions Gateway, dated December 9,
         2003.
10.26**  Consulting Agreement dated October 27, 2004 by and between the Company and Anthony Munafo.

10.27**  Property Settlement Agreement dated September 29, 2004, by and among Gateway Venture Holdings, a
         Nevada Corporation and SAS Global, Inc., a Nevada Corporation.
10.28**  Consulting Agreement dated August 13, 2004 between the Company and WWD Trading International.
10.29**  Consulting Agreement between the Company and Tarun Mendiratta.
10.30**  Settlement Agreement between the Company, Herbally Yours, and Blaine Wendtland.
10.31**  Consulting Agreement between Jack M. Zufelt and The Right Solution Gateway, dated April 25, 2004.
10.32**  Purchase Agreement between The Chelsea Collection and Gateway Distributors, LTD., dated March 15,
         2004.
10.33**  Consulting Agreement between P2R and The Right Solution Gateway, dated April 15, 2004.
10.34**  Consulting Agreement between Douglas E. Ashman and Gateway Distributors, LTD.


10.35**  Final Asset Purchase Agreement between Los Cabos Beverage and Grandma Hammans, dated December
         20, 2004.
10.36**  Consulting Agreement between Edward Rus and Gateway Distributors, LTD.
10.37**  Consulting Agreement between Grazyna Wnuk and Gateway Distributors, LTD.
10.38**  Non-Disclosure Agreement International Vitamin Co., L.L.C.
10.39**  Agreement between Quality Distribution Services, Inc. and Gateway Distributors, LTD, dated May 20,
         2004.
10.40**  Consulting Agreement between Steven Frye and Gateway Distributors, LTD.
10.41**  Confidentiality Agreement by and between Bill Woo and Gateway Venture Holdings, Inc., dated August
         2, 2004.
10.42**  Consulting Agreement between Jack M. Zufelt and The Right Solutions Gateway, LTD., dated January
         10, 2005.
10.43**  Media Services Agreement between Chief Media, L.L.C. and The Right Solution, dated March 10, 2004.
10.44*   Asset Purchase Agreement between Los Cabos Beverage and Blaine Wendtland, dated February 28, 2005.
10.45*   Licensing/Purchase Agreement between The Chelsea Collection and Gateway Distributors, LTD, dated
         January 27, 2005.
10.46*   Consulting Agreement between Gateway Distributors, LTD and Stephanie M. Burruss, dated April 21, 2005.
10.47*   Consulting Agreement between Gateway Distributors, LTD and Andrew E. Mercer, dated April 21, 2005.
10.48*   Consulting Agreement between Gateway Distributors, LTD and Roger Pawson, dated April 21, 2005.
31.1*    Certification of Richard A. Bailey, Chief Financial Officer and Chief Executive Officer of Gateway
         Distributors, Ltd., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of
         2002.
32.1*    Certification of Richard A. Bailey, Chief Financial Officer and Chief Executive Officer of Gateway
         Distributors, Ltd., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of
         2002.

__________
*    Filed  Herewith.
**  Previously  Filed

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Gateway Distributors, Ltd.

Dated May 16, 2005.
                                    By /s/ Richard A. Bailey
                                       ------------------------------------
                                       Richard A. Bailey, President and Director