Form 10KSB/A
period 2004-12-31
GATEWAY DISTRIBUTORS LTD
filed 2005-07-26
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
              ____________________________________________________

                                 FORM 10-KSB/A
                                Amendment No. 1

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State issuer's revenues for its most recent fiscal year: $1,153,893.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 29, 2005: $239,000

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 29, 2005: 30,980,590

     Documents incorporated by reference: None.

     Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                TABLE OF CONTENTS

Item 1.     Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
Item 2.     Description of Property . . . . . . . . . . . . . . . . . . . . .10
Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .10
Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . .13
Item 5.     Market for Common Equity and Related Stockholder Matters . . . . 14
Item 6.     Management's Discussion and Analysis or Plan of Operation . . . .17
Item 7.     Financial Statements. . . . . . . . . . . . . . . . . . . . . . .30
Item 8.     Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . .31
Item 8A.    Controls and Procedures. . . . . . . . . . . . . . . . . . . . . 31
Item 8B     Other Information. . . . . . . . . . . . . . . . . . . . . . . . 32
Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act. . . . . . . . 32
Item 10.    Executive Compensation. . . . . . . . . . . . . . . . . . . . . .33
Item 11.    Security Ownership of Certain Beneficial Owners and Management and
            Related Stockholder Matters. . . . . . . . . . . . . . . . . . . 34
Item 12.    Certain Relationships and Related Transactions. . . . . . . . . .36
Item 13.    Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .36
Item 14.    Principal Accountant Fees and Services. . . . . . . . . . . . . .37

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On October 4, 2004, our majority stockholders, acting by written consent, voted to:

     0. Amend our articles of incorporation to increase the number of authorized shares of our common stock from 25,000,000 to 25,000,000,000 shares;

     0. Amend our articles of incorporation to increase the number of authorized shares of our preferred stock from 200,000,000 to 400,000,000 shares;

     0. Grant discretionary authority to our board of directors to implement a reverse stock split of our common stock on the basis of one post-consolidation share for up to each 1,000 pre-consolidation shares to occur at some time within 12 months of the date of this information statement, with the exact time of the reverse split to be determined by the board of directors;

     0.     Approve the following Gateway Distributors, Ltd. Stock Plans:

          ( )     Stock  Plan  for  the  Year  2003,  adopted  by our  directors effective April 8, 2003 with 2,000,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan;

          ( )     Employee  Stock  Incentive  Plan for the Year 2004, adopted by our directors effective January 8, 2004 with 900,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan;

          ( ) Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004, adopted by our directors effective February 27, 2004 with 1,500,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan;

          ( )     Employee Stock Incentive Plan for the Year 2004 No. 2, adopted by our directors effective March 17, 2004 with 2,000,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan;

          ( ) Employee Stock Incentive Plan for the Year 2004 No. 3, adopted by our directors effective April 22, 2004, as amended on May 26, 2004 and June 16, 2004, with 7,300,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan;

          ( ) Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004 No. 2, adopted by our directors effective April 22, 2004, as amended on May 26, 2004 and June 16, 2004, with 5,000,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan;

          ( )     Employee Stock Incentive Plan for the Year 2004 No. 4, adopted by our directors effective August 24, 2004, with 8,000,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan;

          ( ) Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004 No. 3 adopted by our directors effective August 24, 2004, with 2,000,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

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

     The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

                                    SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
                                                           (a)              (b)             (c)               (d)
                                                      --------------  ---------------  --------------  -----------------
                                                                                                            Maximum
                                                                                        Total number      number (or
                                                                                       of shares (or      approximate
                                                                                           units)      dollar value) of
                                                                                        purchased as      shares (or
                                                                                          part of       units) that may
                                                       Total number                       publicly          yet be
                                                      of shares (or    Average price     announced         purchased
                                                          units)         paid per        plans or      under the plans
Period                                                  purchased     share (or unit)     programs        or programs
----------------------------------------------------  --------------  ---------------  --------------  -----------------
October 2004 . . . . . . . . . . . . . . . . . . . .             -0-              -0-             -0-                -0-
November 2004 . . . . . . . . . . . . . . . . . . .              -0-              -0-             -0-                -0-
December 2004 . . . . . . . . . . . . . . . . . . .              -0-              -0-             -0-                -0-
                                                      --------------  ---------------  --------------  -----------------
Total . . . . . . . . . . . . . . . . . . . . . . .              -0-              -0-             -0-                -0-
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

     The FTC, which exercises jurisdiction over the advertising of all Gateway's products, has in the past several years; instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials, such as those, which are utilized by Gateway. While Gateway has not been the target of FTC enforcement action for the advertising of its products, there can be no assurance that the FTC will not question Gateway's advertising or other operations in the future. In November of 1998, the FTC issued a guide for the dietary supplement industry, describing how the FTC applies the law, which it administers to dietary supplements advertisements. It is unclear whether the FTC will subject such advertisements, including those of Gateway, to increased surveillance to ensure compliance with the principles set forth in the guide

     The Right Solution Gateway's principal suppliers are American Nutritional Corporation, Best Formulations, Botanical Blessings, Filpak, Inc., Nutranomics, Paragon Labs and Robinson Pharma. Lead times for product delivery range from 4 to 10 weeks.

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

YEAR 2004 COSTS AND CHANGES IN FINANCIAL CONDITIONS

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

     Gateway's working capital needs and capital expenditure requirements have increased as a result of increased cost associated with hiring outside consultants. Required working capital and capital expenditure requirements are expected to be met from cash flows from operations, potential future acquisitions, borrowings, and the sale of Gateway's equity securities. For fiscal year 2004, Gateway's working capital remained a negative (deficit) with a deficit of $3,148,000, compared to a deficit of $4,284,000 at December 31, 2003. This is a deficit decrease of $1,136,000 or a 27% decrease in the deficit. This improvement in our working capital deficit was primarily attributable to an Employee Stock Incentive Program and sale of equity securities as well as a reduction in recorded debt by vendors of $1,300,000.

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

     We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price for all but ESIP stock issued. ESIP stock is recorded as sales of stock for the net proceeds received by the Company with nothing recognized on the statement of operations.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     We adopted SFAS No. 142. Under the new rules, we will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We adopted SFAS No. 142 in 2002.

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

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of FASB 46 did not have a material impact to our financial position or results of operations.

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

ITEM 7.     FINANCIA1 STATEMENTS.

     The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-17.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     As reported in our Current Report on Form 8-K filed on February 18, 2004, as amended on Form 8-K/A, filed on March 18, 2004, on February 18, 2004, we terminated Sellers & Andersen, LLC ("Sellers & Andersen") as our principal accountants engaged to audit our financial statements. Sellers & Andersen was terminated, effective as of February 18, 2004, because they were not registered with the Public Company Accounting Oversight Board (PCAOB). Madsen & Associates CPAS Inc. ("Madsen"), who are registered with the PCAOB, were appointed in their place. The decision to change accountants was recommended and approved by our Board of Directors.

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

     During our two most recent fiscal years and any subsequent interim period prior to the engagement of Madsen, neither we nor anyone on our behalf consulted with Madsen regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on Madsen's audit reports on our financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event," as those terms are defined in Regulation S-K, Items 304(a)(1)(iv) and 304(a)(1)(v).

     Madsen's reports on our financial statements for the years ended December 31, 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Madsen's audit reports for the years ended December 31, 2004 and 2003 raised substantial doubt about our ability to continue as a going concern.

     We provided Sellers and Andersen with a copy of the disclosures contained in our Current Report on Form 8-K, filed with the Commission on February 25, 2004, and our Form 8-K/A, filed with the Commission on March 18, 2004. Sellers and Andersen's responses were filed as an exhibit to our Form 8-K, filed with the Commission on February 25, 2004, and our Form 8-K/A, filed with the Commission on March 18, 2004.

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

                                                                                               NUMBER OF SECURITIES REMAINING
                                 NUMBER OF SECURITIES TO BE                                     AVAILABLE FOR FUTURE ISSUANCE
                                  ISSUED UPON EXERCISE OF        WEIGHTED-AVERAGE EXERCISE        UNDER EQUITY COMPENSATION
                               OUTSTANDING OPTIONS, WARRANTS   PRICE OF OUTSTANDING OPTIONS,     PLANS (EXCLUDING SECURITIES
                                         AND RIGHTS                 WARRANTS AND RIGHTS           REFLECTED IN COLUMN (a))
PLAN CATEGORY                               (a)                             (b)                              (c)
-----------------------------  ------------------------------  ------------------------------  -------------------------------
Equity compensation plans
approved by security holders           26,700,000,000                                                     8,290,400,000
Equity compensation plans not
approved by security holders                -0-                             N/A                               N/A
Total                                  26,700,000,000                        $                           8,290,400,000


We currently have 25,000,000,000 shares of our common stock authorized for issuance. The number of shares authorized for issuance under our Equity Compensation Plans is larger than the number of our authorized common shares, because the number of shares registered under our Equity Compensation Plans is not affected by a change in our capital structure, such as a reverse split.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2004, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

- Each person who owns beneficially outstanding shares of our preferred stock;

-    Each director;

-    Each named executive officer; and

-    All directors and officers as a group.

                                                 COMMON SHARES  PREFERRED SHARES BENEFICIALLY
                                                 -------------  -----------------------------
                                        BENEFICIALLY OWNED (2)  OWNED  (2)
                                        ----------------------  ------------------------
NAME OF BENEFICIAL OWNER (1)                 NUMBER    PERCENT     NUMBER       PERCENT
------------------------------------------  ---------  -------  -------------  ---------

Richard A. Bailey. . . . . . . . . . . . .     24,000     0.08    486,000 (3)   9.77 (3)
Florian Ternes . . . . . . . . . . . . . .  7,024,010    22.67  4,486,000 (3)  90.22 (3)
                                            ---------  -------  -------------  ---------
All directors and executive officers as a
group (two persons). . . . . . . . . . . .  7,048,010    22.75  4,972,000 (3)    100 (3)
                                            =========  =======  =============  =========

___________
* Less than one percent.

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

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     December 10, 2002, our Board of Directors authorized the issuance of 7,000,000 shares of restricted common stock to Neptune Communications, Inc. in conjunction with a non-dilution agreement with Neptune dated December 10, 2002. Florian Ternes, one of our officers and directors, is the sole shareholder, officer and director of Neptune. Following the reverse splits of our common stock, the 7,000,000 shares of our common stock have been reduced to 1 share of our common stock.

ITEM 13.     EXHIBITS.

EXHIBIT
-------
  NO.                                        IDENTIFICATION OF EXHIBIT
-------                                      -------------------------
3.1**    Articles of Incorporation.
3.2**    Amended and Restated Articles of Incorporation.
3.3**    Articles of Amendment to the Articles of Incorporation, filed effective on June 28, 2004.
3.4**    Certificate of Change, filed effective on September 3, 2004
3.5**    Articles of Amendment to the Articles of Incorporation, filed effective on October 4, 2004.
3.6**    Certificate of Amendment to the Certificate of Designation for the Series A Preferred Stock, filed effective on November 9, 2004.
3.7**    Certificate of Designation for the Series B Preferred Stock, filed effective on January 18, 2005.
3.8**    Amended By-laws.
10.1**   Financial Advisor Agreement between Sabita Dhingra and Registrant, dated January 12, 2004
10.2**   Financial Advisor Agreement between Venna Kila and Registrant, dated January 12, 2004
10.3**   Financial Advisor Agreement between Patricia M. Spreitzer and Registrant, dated January 12, 2004
10.4**   Financial Advisor Agreement between Avi Sivan and Registrant, dated January 12, 2004
10.5**   Financial Advisor Agreement between Prem Ramchandani and Registrant, dated January 12, 2004
10.6**   Financial Advisor Agreement between Avraham Ovadia and Registrant, dated January 12, 2004
10.7**   Financial Advisor Agreement between Shai Bar-Lavi and Registrant, dated January 12, 2004
10.8**   Financial Advisor Agreement between Glen Bartolini and Registrant, dated January 12, 2004
10.9**   Financial Advisor Agreement between Athony Cassetta and Registrant, dated January 12, 2004
10.10**  Settlement Agreement between William Goins, Jr. and Registrant, dated December 2002
10.11**  Agreement between Suburban Capital Corporation and Registrant, dated January 14, 2003
10.12**  Proposed Consulting and Marketing Agreement between Sprout Investments and Registrant
10.13**  Consultant and Marketing Right Agreement between Mark Neuhaus and Registrant
10.14**  Asset Purchase Agreement between The Right Solution Gateway and Registrant, dated August 11, 2003
10.15**  Endorsement Agreement between Bruce Jenner and The Right Solution, dated November 1, 2003
10.16**  Master Distributorship Indonesia between Master Distributor Mahakam Beta Forma and The Right
         Solution, dated September 23, 2003
10.17**  Promissory Note of  Registrant to Los Cabos Freedom Movement, L.L.C., Lender, dated July 3, 2003
10.18**  Agreement between Tropical Beverage and Registrant, dated September 9, 2003


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

10.27**  Property Settlement Agreement dated September 29, 2004, by and among Gateway Venture Holdings, a
         Nevada Corporation and SAS Global, Inc., a Nevada Corporation.
10.28**  Consulting Agreement dated August 13, 2004 between the Company and WWD Trading International.
10.29**  Consulting Agreement between the Company and Tarun Mendiratta.
10.30**  Settlement Agreement between the Company, Herbally Yours, and Blaine Wendtland.
10.31**  Consulting Agreement between Jack M. Zufelt and The Right Solution Gateway, dated April 25, 2004.
10.32**  Purchase Agreement between The Chelsea Collection and Gateway Distributors, LTD., dated March 15,
         2004.
10.33**  Consulting Agreement between P2R and The Right Solution Gateway, dated April 15, 2004.
10.34**  Consulting Agreement between Douglas E. Ashman and Gateway Distributors, LTD.
10.35**  Final Asset Purchase Agreement between Los Cabos Beverage and Grandma Hammans, dated December
         20, 2004.
10.36**  Consulting Agreement between Edward Rus and Gateway Distributors, LTD.
10.37**  Consulting Agreement between Grazyna Wnuk and Gateway Distributors, LTD.
10.38**  Non-Disclosure Agreement International Vitamin Co., L.L.C.
10.39**  Agreement between Quality Distribution Services, Inc. and Gateway Distributors, LTD, dated May 20,
         2004.
10.40**  Consulting Agreement between Steven Frye and Gateway Distributors, LTD.
10.41**  Confidentiality Agreement by and between Bill Woo and Gateway Venture Holdings, Inc., dated August
         2, 2004.
10.42**  Consulting Agreement between Jack M. Zufelt and The Right Solutions Gateway, LTD., dated January
         10, 2005.
10.43**  Media Services Agreement between Chief Media, L.L.C. and The Right Solution, dated March 10, 2004.
14**     Code of Ethics
31.1 *   Certification of Richard A. Bailey, Chief Financial Officer and Chief Executive Officer of Gateway
         Distributors, Ltd., pursuant to 18 U.S.C.  1350, as adopted pursuant to  302 of the Sarbanes-Oxley Act of
         2002.
32.1 *   Certification of Richard A. Bailey, Chief Financial Officer and Chief Executive Officer of Gateway
         Distributors, Ltd., pursuant to 18 U.S.C.  1350, as adopted pursuant to  906 of the Sarbanes-Oxley Act of
         2002.

___________
** Previously Filed
* Filed Herewith

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


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                           Title                         Date
     ---------                           -----                         ----
/s/ Richard A. Bailey      Chief Executive Officer, Director       July 25, 2005
---------------------         and Chief Financial Officer
Richard A. Bailey

Florian R. Ternes                    Secretary and                 July 25, 2005
---------------------                  Director
Florian R. Ternes

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

  /s/  Madsen & Associates CPAs, Inc.

March 28, 2005
Murray, Utah

                   GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                       AUDITED CONSOLIDATED BALANCE SHEET
                        (CONDENSED FINANCIAL STATEMENTS)


                                                        December 31,
                                                            2004
                                                       --------------

                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $      37,159
  Accounts Receivable                                         45,634
  Receivable from Stock Sales                                 23,639
  Inventories                                                494,199
  Property Held for Short Term Investment                    179,741
  Prepaids                                                    25,500
                                                       --------------
                                 Total Current Assets  $     805,872
                                                       --------------

PROPERTY & EQUIPMENT
  Property and Equipment, at cost                          4,638,288
  (Less) accumulated depreciation and amortization          (371,915)
                                                       --------------
                           Total Property & Equipment  $   4,266,373
                                                       --------------

MINORITY INTEREST IN SUBSIDIARY                               72,364
                                                       --------------

OTHER ASSETS
  Products Pending Production                                418,223
  Formulas                                                   536,500
  Other Assets                                                32,829
                                                       --------------
                                   Total Other Assets  $     987,552
                                                       --------------

Total Assets                                           $   6,132,161
                                                       ==============

                   GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                       AUDITED CONSOLIDATED BALANCE SHEET
                        (CONDENSED FINANCIAL STATEMENTS)


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
                                                   -------------

                  STOCKHOLDERS' EQUITY

Preferred stock - $.001 par value
  Authorized - 400,000,000 shares
     Series A Preferred
         Authorized - 100,000,000 shares
         4,972,125 issued and outstanding                 4,972
     No Series Designated Preferred
         Authorized - 300,000,000 shares
         None issued and outstanding
Common stock, - $.001 par value
  Authorized - 25,000,000,000 shares
  Issued and outstanding - 98,590                            99
  Additional paid-in capital                         19,224,980
  Accumulated (deficit)                             (18,872,196)

                                                   -------------
Net Stockholders' Equity                                357,855
                                                   -------------

Total Liabilities & Equity                            6,132,161
                                                   =============

                            GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                           AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (CONDENSED FINANCIAL STATEMENTS)

                                                                    Year Ended       Year Ended
                                                                   December 31,     December 31,
                                                                       2004             2003
                                                                  --------------  ----------------
SALES                                                             $   1,153,893   $     1,123,373

COST OF SALES                                                           343,744           293,179
                                                                  --------------  ----------------

GROSS PROFIT                                                            810,149           830,194
                                                                  --------------  ----------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Depreciation Expense                                                  265,668            12,045
  Professional Services Not Classified Elsewhere                      1,545,671           694,895
  Development of Jeunesse by Francois Product Line                      655,757                 0
  Product Development                                                 4,198,326
  All Other Selling, General and Administrative                       2,639,434         1,664,931
                                                                  --------------  ----------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    9,304,856         2,371,871
                                                                  --------------  ----------------

OTHER INCOME (EXPENSE):
  Loss on Sale of Assets                                                 (1,774)                0
  Additional Loss Incurred on 12-31-01 Sale of Subsidiary               (40,000)                0
  Loss on Formulas, Trademark, Goodwill, and Debt Elimination
    Of Grandma Hammans in Exchange for 51% of Los Cabos                 (31,144)                0
  Loss on Stock Investment                                              (25,000)                0
  Loss on Auction Resale Items                                          (13,228)                0
  Interest Expense                                                     (236,719)         (186,369)
  Reduction of Reported Liabilities                                   1,282,886                 0
  Other Income                                                           93,243             4,583
                                                                  --------------  ----------------

TOTAL OTHER INCOME (EXPENSE):                                         1,028,264          (181,786)
                                                                  --------------  ----------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                           (7,466,443)       (1,723,463)

MINORITY INTEREST                                                        72,364                 0
                                                                  --------------  ----------------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX                    (7,394,079)       (1,723,463)

PROVISION FOR INCOME TAX                                                      0                 0
                                                                  --------------  ----------------

NET INCOME (LOSS)                                                   ($7,394,079)      ($1,723,463)
                                                                  ==============  ================

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                          ($2,527.03)   ($1,723,463.00)
                                                                  --------------  ----------------
BASIC & DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK                   2,926                 1
                                                                  ==============  ================

                                       GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    FOR THE PERIODS ENDED DECEMBER 31, 2004 AND 2003

                                                                                 Paid In
                                          Preferred Stock     Common Stock        Excess       Retained     Net Equity
                                         Par Value $0.001    Par Value $0.001     of Par       Earnings    (Deficiency)
                                        Shares      Amount   Shares   Amount                   (Deficit)
                                       ----------  --------  ------  -------  ------------  -------------  ------------
BALANCE - December 31, 2002                  125   $     1        0  $     -  $ 4,521,592   $ (9,754,654)  $(5,233,061)
                                       ----------  --------  ------  -------  ------------  -------------  ------------

Common Stock Issued:
  For Services - Restricted                                       0        0        5,600                        5,600
  For Services - Unrestricted                                     0        0      473,888                      473,888
  For Cash - Unrestricted                                         1        1    1,888,506                    1,888,507
  For Debt - Accounts Payable                                     0        0        2,022                        2,022
  For Debt - Note Payable - Suburban                              0        0      273,781                      273,781

Note Payable - Suburban Paid Off
  Via Stock Sold In 2002 By Suburban
  At a Value Greater In 2003 Than
  Was Estimated In 2002                                           0        0      500,000                      500,000

Renegotiation Acquisition Grandma
  Hammans acquired 2002                                           0        0            0                            0

Preferred Stock Issued
  For Services - Restricted              726,000       725                         71,875                       72,600

(Loss) for the Period                                                                         (1,723,463)   (1,723,463)
                                       ----------  --------  ------  -------  ------------  -------------  ------------
BALANCE - December 31, 2003              726,125       726        1        1    7,737,264    (11,478,117)   (3,740,126)

Common Stock Issued:
  For Services - Restricted                                      10        0       36,666                       36,666
  For Services - Unrestricted                                15,673       16    4,729,272                    4,729,288
  For Debt - Unrestricted                                         0        0       25,000                       25,000
  For Cash - Unrestricted                                    34,906       34    6,696,802                    6,696,836

Preferred Stock Issued
  For Services - Restricted            4,270,000     4,270                                                       4,270

Preferred Stock Converted
to Common Stock - Restricted             (24,000)      (24)  48,000       48          (24)                           0

(Loss) for the Period                                                                         (7,394,079)   (7,394,079)
                                       ----------  --------  ------  -------  ------------  -------------  ------------

Balance for December 31, 2004          4,972,125   $ 4,972   98,590  $    99  $19,224,980   $(18,872,196)  $   357,855
                                       ==========  ========  ======  =======  ============  =============  ============

                            GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Year Ended       Year Ended
                                                                    December 31,    December 31,
                                                                        2004            2003
                                                                   --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                         $  (7,394,079)  $  (1,723,463)
Adjustments to reconcile net (loss)
    to net cash from (to) operating activities:
    Stock issued for Services                                          4,770,224         552,088
    Stock issued for Debt                                                 25,000         275,803
    Depreciation & Amortization Prop & Equip                             265,668          25,667
    Loss on Sale of Fixed Assets                                           1,774
    Minority Interest                                                    (72,364)
    Forgiveness of Debt                                               (1,282,886)
    Loss on Formulas, Trademark, Goodwill, and Debt Elimination
      of Grandma Hammans in Exchange for 51% of Los Cabos                 31,144
Changes in operating assets and liabilities which
  increase (decrease) cash flow:
    Accounts Receivable                                                  (40,829)         (1,234)
    Inventories                                                         (292,974)        (73,648)
    Properties Held for Short Term Investment                           (179,741)
    Prepaid Expenses and Other Current Assets                            (25,500)
    Accounts Payable and Commissions                                     149,901        (237,977)
    Accrued Liabilities                                                 (434,467)         87,675
                                                                   --------------  --------------
Net cash provided (used) from operating activities                    (4,479,129)     (1,095,089)
                                                                   --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Product Development Awaiting Production                             (418,223)
    Capital (Outlays)/Disposals                                       (4,499,049)         (6,174)
    (Purchase) of Formulas                                               (61,500)
    Renegotiation of Purchase of Grandma Hammans                                        (137,182)
    Other Assets                                                          16,533           4,759
                                                                   --------------  --------------
Net cash provided (used) from investing activities                    (4,962,239)       (138,597)
                                                                   --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Term Debt after Principal Payments                   2,457,594
Principle Payment on Debts (over) net proceeds Term Debt                       0        (307,300)
Stock Sales for Cash; Net                                              6,857,743       1,703,961
                                                                   --------------  --------------
Net cash provided (used) from financing activities                     9,315,337       1,396,661
                                                                   --------------  --------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                             (126,031)        162,975

CASH AND CASH EQUIVALENTS - Beginning of Period                          163,190             215
                                                                   --------------  --------------

CASH AND CASH EQUIVALENTS - End of Period                          $      37,159   $     163,190
                                                                   ==============  ==============

                       GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            Year Ended     Year Ended
                                                           December 31,   December 31,
                                                               2004           2003
                                                           -------------  -------------
SUPPLEMENTAL DISCLOSURE

CASH PAID FOR:
  Interest                                                 $     236,719  $      29,437
  Taxes                                                                0              0


NON CASH INVESTING AND FINANCING ACTIVITIES

STOCK ISSUED FOR:
  Services                                                 $   4,770,224  $     552,088
  Debt                                                            25,000        275,803

FORMULA EXCHANGED FOR DEBT PAYOFF
  Payoff of Grandma Hamman's debt in exchange for formula        193,833              0

                           GATEWAY DISTRIBUTORS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 1  -      ORGANIZATION, HISTORY AND BUSINESS ACTIVITY:

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

               As of December 31, 2004, the Company has two classes of stock - Common and Preferred. Common stock has authorized 25,000,000,000 shares with a par value of $0.001 per share. Preferred stock has authorized 400,000,000 shares. Within Preferred stock, Series A Preferred has authorized 100,000,000 shares with a par value of $0.001 per share. Series A Preferred shareholders can convert each share of Series A Preferred for 1,000 shares of Common stock without any additional consideration. Series A Preferred has voting rights equal to Common stock, computed at the conversion rights of the Series A Preferred stock, with 1,000 votes for each Series A Preferred stock while Common stock receives one vote per share. As of December 31, 2004, the remaining 300,000,000 shares of Preferred stock had no series designated and no shares were issued. Effective January 18, 2005, 100,000,000 shares of preferred stock was designated as Series B Preferred Stock. Each share of Series B Preferred Stock has no voting rights and is convertible into one share of common stock. The first Series B Stock issued was February 3, 2005.

               On August 15th, 2002, the Company purchased all of the operations and assets including formulas and trademark of Grandma Hammans Specialty Foods LLC. On June 4, 2003, the Company incorporated in Nevada Grandma Hammans Specialty Foods ("GH") and moved the operations, assets and liabilities related to this purchase into GH.

               The Company originally acquired TRSG Corporation ("TRSG"), effective January 11, 2001, by passing all of its assets and selected debt to TRSG in exchange for approximately 78% of the stock ownership of TRSG. When the Company later sold its approximately 76% interest in TRSG, effective December 31, 2002, it received $15,000 for the stock. It also acquired all of the assets of TRSG, its operations, and selected debt from TRSG. The disposal of TRSG December 31, 2002 effectively brought back into the Company what it had before it acquired TRSG in the first place, effective January 11, 2001. These transactions, both the original acquisition as well as the subsequent disposal, are reported under the purchase method of accounting, with reported costs recognized as it was in the hands of the predecessor.

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

               (a) - PRINCIPLES OF CONSOLIDATION
                     ---------------------------

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

               (b) - CASH AND CASH EQUIVALENTS
                     -------------------------

               For purposes of the statement of cash flows, cash equivalents include cash in banks and all highly liquid investments with original maturities of three months or less.

               (c) - INVENTORIES
                     -----------

               Inventories, consisting primarily of nutritional, health, beauty products, and beverages are stated at cost computed by the first-in, first-out (FIFO) method of accounting.

               (d) - PROPERTY  AND  EQUIPMENT
                     ------------------------

               Property and equipment are stated at cost. Major replacements and refurbishings are capitalized while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed.

               (e) - EARNINGS (LOSS) PER SHARE
                     -------------------------

               Basic and diluted earnings (loss) per share are computed on a weighted average of shares issued and outstanding through the year. No recognition of stock options and warrants and other dilutive stock interests are recognized in the computation as there are net operating losses and it would be antidilutive.

               (f) - INCOME  TAXES
                     -------------

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

               (g) - DEPRECIATION  AND  AMORTIZATION
                     -------------------------------

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

               (h) - RECEIVABLE ESIP STOCK PLAN
                     --------------------------

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

               (i) - ACCOUNTS RECEIVABLE
                     -------------------

               Management has elected to record bad debts using the direct write-off method. Generally accepted accounting principles require that the allowance method be used to reflect bad debts. However, the effect of the use of the direct write-off method is not significantly different from the results that would have been obtained had the allowance method been followed.

               (j) - COMPREHENSIVE  INCOME
                     ---------------------

               The  Company  has  adopted  SFAS  No. 130 Reporting Comprehensive
               Income. The Company has no reportable differences between net income and comprehensive income, therefore a statement of comprehensive income has not been presented.

               (k) - NET  (LOSS)  PER  SHARE  OF  COMMON  STOCK
                     ------------------------------------------

               The basic and diluted net income (loss) per common share in the accompanying statements of operations are based upon the net income (loss) divided by the weighted average number of shares outstanding during the periods presented. Diluted net (loss) per common share is the same as basic net (loss) per share because including any pending shares to issued would be anti-dilutive.

               (l) - FAIR  VALUES  OF  FINANCIAL  INSTRUMENTS
                     ----------------------------------------

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

               (m) - INTANGIBLES
                     -----------

               The Financial Accounting Standards Board has issued FASB 142 "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. According to this FASB, goodwill and other intangible assets should not be amortized, but instead they should be reviewed for impairment at least annually and charged to earnings only when its recorded value exceeds its implied fair value.

               The Company reviews its intangible assets for impairment yearly. In the event management determines impairment exists, then the Company will recognize impairment by reducing the intangible assets on the balance sheet and charging the difference to the statement of operations.

               (n) - ADVERTISING  COSTS.
                     -------------------

               The Company conducts nondirect response advertising for which the costs are expensed when incurred. Total advertising costs of $339,873 and $163,529 were incurred for the years ended December 31, 2004 and 2003, respectively.

               (o) - REVENUE RECOGNITION
                     -------------------

               Revenue is recognized in the period in which the products are shipped.

               (p) - RECLASSIFICATIONS
                     -----------------

               Certain amounts in 2003 have been reclassified and represented to conform to the current financial statement presentation.

               (q) - USE OF ESTIMATES
                     ----------------

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

               (r) - CONCENTRATIONS
                     --------------

               The Company reports no significant concentrations.

               (s) - OTHER RECENT ACCOUNTING PRONOUNCEMENTS
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

               When the Company purchased the assets of Grandma Hamman's Specialty Foods, LLC on August 15, 2002, formulas and trademark were recognized at $48,314. On June 2, 2003, the Company signed an agreement renegotiating the value of the asset purchase and the method of payment. The net result was formulas and trademarks then cost $185,496, or a $137,182 increase over 2002.

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

               On December 21, 2004 all assets and liabilities of Grandma Hammans, other than some minor residual receivables and payables, were passed to Blaine Wendtland as part of the 51% asset purchase agreement of Los Cabos Beverage. The Company determined the sale of the one formula of Grandma Hamman's left the subsidiary with no remaining value in goodwill and in the other formulas. Accordingly, the Company included all of the goodwill and formulas as part of the sale of the one formula, leaving a loss of $31,144 after taking into account $193,833 reduction in debt that passed to Wendtland as part of the agreement. Grandma Hamman's presently is an inactive subsidiary of the Company.

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

               In the agreement the Company has with Chelsea Collection, the Company will have the opportunity to acquire the same Francois Vautour skin care line from Chelsea Collection for virtually the same price and terms as Chelsea Collection is buying it from Francois Vautour. The terms of the agreement involves a purchase price of $4,000,000. Payments are computed based on15% of the gross sales less cost of goods sold with a minimum weekly payment. The minimum weekly payment presently is $7,500 and continues at $7,500 through November 2004 when it increases an additional $2,500 per week, or $10,000 a week. Once the purchase price is paid, then a royalty of up to 15% of the gross sales less cost of goods sold steps into place and continues thereafter. The cost outlays have been charged to the statement of operations as a selling, general and administrative expense which were $655,757 for 2004.

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

NOTE 7  -      PURCHASE OF REAL ESTATE AND TRANSPORTATION EQUIPMENT:

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

               All of these assets are reported at cost. There are no losses to recognize on the two property exchanges made during the year. Any possible gains were not recognized because of the assumption of significant inherent negative cash flows acquired as a result of the property exchanges. The Company has assumed more cash requirement risks to pay 100% rather than 50% of the mortgage debt as well as bearing 100% instead of 50% responsibility to pay for the continued loss in operations of Aspen Cove Resort. The unrecognized inherent gains in the combined transactions amount to approximately $100,000, which is less than the estimated additional cash flows, as discounted, that the Company expects to absorb within the next eighteen months.

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

NOTE 8  -      INCOME  TAXES:

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

NOTE 9  -      TERM  DEBT:

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
                           ----------

                            4,253,769
                           ==========

NOTE 10  -     INTANGIBLE  ASSETS:

               As previously discussed in Note "Asset Purchase of Grandma Hammans and Subsequent Sale of Formula,"" all goodwill and formulas of Grandma Hammans were included as part of the sale of the formula in the 'agreement between Grandma Hammans, Blaine Wendtland, and Los Cabos dated December 21, 2004. As a result of this transaction, the Company in its annual review for impairment of intangible assets had no intangibles left other than formulas. As discussed later in this Note, management concluded there was no impairment.

               The Company acquired in the purchase of assets from TRSG on December 31, 2002, formulas valued at $475,000. During 2004 the Company acquired additional formulas for $61,500 and added them to Formulas for a total of $536,500 on the balance sheet as of December 31, 2004

               In addition, during 2004, the Company identified products pending production in the amount of $418,223. Refer to Note "Search for and Development of Products, Product Lines, and Joint Ventures" as to how management determines what to recognize as an asset. Management considers all intangible assets are indefinite-lived intangibles.

               Management reviewed intangibles for impairment as of December 31, 2004. In its review, management took into consideration the marketing dynamics and the quality of its intangibles. Management has negotiated with third parties from time to time to sell or joint venture its formulas and product development awaiting production. Management recognizes that the Company continues to suffer with net operating losses and lack of sufficient revenues generated from its present marketing approach. Management also considered that sales outside of the United States have expanded and appear to be growing. Upon completion of its review, management concluded there is no impairment of intangibles as of December 31, 2004.

NOTE 11  -     EQUITY:

               (a) - REVERSE  STOCK  SPLITS
                     ----------------------

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

               (b) - STOCK  ISSUED  FOR  SERVICES  PROVIDED
                     --------------------------------------

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

               (c) - STOCK  ISSUED  FOR  DEBT  -  ACCOUNTS  PAYABLE
                     ----------------------------------------------

               From time to time a creditor has agreed to exchange debt for stock in the agreed amount. During 2004 and 2003, 0 and 0 shares, after all reverse stock splits are taken into account, were issued for a total value of accounts payable debt relief of $0 and $2,022 respectively.

               (d) - CONSULTING SERVICES SECURED BY STOCK  IN  2002 AND PAID OFF
                     -----------------------------------------------------------
                     IN 2003
                     -------

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

               (e) - NOTES  CONVERTIBLE  INTO  STOCK
                     -------------------------------

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

               (f) - STOCK  OPTIONS
                     --------------

               There are stock options granted before 2002. Because of the stock splits management is of the opinion the stock options in place are of no measurable value and are anticipating terminating the existing stock option plan. Therefore, in computing earnings per share all stock options have been ignored

               (g) - STOCK  ISSUED  FOR  ASSET  PURCHASE
                     -----------------------------------

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

               (h) - EMPLOYEE  STOCK  INCENTIVE  PLAN  ("ESIP")
                     ------------------------------------------

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

               (i) - OTHER  STOCK  ISSUED  FOR  SERVICES  PROVIDED
                     ---------------------------------------------

               The Company follows the guidelines of APB 25 in valuing non cash transactions to be either the value of the assets given up or the value of the services received, which ever is more reliably measured. In the case of restricted stock, the holder cannot sell it, and it has no market when issued. The value of the unrestricted common stock of the Company is unstable and is not a reliable point of reference. The Company continues with the question as to whether it is a going concern. As a result, management has taken the position that restricted stock has no measurable value. Therefore, the Company values non cash transactions involving restricted stock using the measurable value of the service received.

               During 2004 and 2003, the Company issued to its officers 9 and 0 shares of restricted common stock, after reverse stock splits, valued at $4,166 and $0 respectively. Services provided by officers are for the efforts and risks they took relating to the Chelsea Collection by Francois Vautour ("Chelsea Collection") (Refer to Note "Licensing/Purchase Agreement with the Chelsea Collection, Inc.). The service involved a means for the Company to have a stop loss on the commitment to invest in the Chelsea Collection, but in doing so, it would lose all of its investment in the Chelsea Collection if it stopped investing in it. Since the Company went into the arrangement with no intention to stop its commitment, then the value of this service may be of no value to the Company. Only future events, unknown at the time, would give this service any value to the Company. Therefore, the value of this non cash transaction has no reliable means of measurement and should be valued on the financial statements for a value of $0. However, the Company concluded something should be recognized, so a token amount of $4,166 was assigned as the value of the issuance of the restricted common stock. The Company charged the $4,166 to the statement of operations.

               In addition, during 2004 and 2003, the Company issued to an outside consultant 1 and 0 shares of restricted common stock, after reverse stock splits, for an agreed value of $32,500 and 0 respectively. Since then, the same outside consultant has provided additional services in exchange for unrestricted common stock only. The Company charged the $32,500 to the statement of operations.

               (j) - SERIES  A  PREFERRED  STOCK  ISSUES
                     -----------------------------------

               The Company follows the guidelines of APB 25 in valuing non cash transactions to be either the value of the assets given up or the value of the services received, which ever is more reliably measured. In the case of restricted stock, the holder cannot sell it, and it has no market when issued. Series A Preferred stock is all restricted stock when issued and can only be converted to common stock. Its only reliable point of reference is restricted common stock, which the Company has determined is of no value. As a result, management has taken the position that Series A Preferred stock has no measurable value when issued. Therefore, the Company values non cash transactions involving restricted stock using only the measurable value of the service received.

               During 2004 and 2003, the Company issued to its officers 270,000 and 0 shares of restricted Series A Preferred stock valued at $270 and $0 respectively for services provided by officers for the efforts and risks they took relating to the Chelsea Collection by Francois Vautour ("Chelsea Collection") (Refer to Note "Licensing / Purchase Agreement with the Chelsea Collection, Inc.). The service involves a means for the Company to have a stop loss on its commitment to invest in the Chelsea Collection, but in so doing, the Company would lose all of its investment in the Chelsea Collection if it stopped its monthly commitment. Since the Company went into the arrangement with no intention to stop its commitment, then the value of this service may be of no value to the Company. Only future events, unknown at the time, would give this service any value to the Company. Therefore, the value of this non cash transaction has no reliable means of measurement and should be valued on the financial statements for a value of $0. However, the Company concluded something should be recognized, so the par value of Series A Preferred Stock, or $270, was assigned and was charged to the statement of operations.

               In addition, during 2004 and 2003, the Company issued 4,000,000 and 726,000 restricted shares of Series A Preferred stock for services provided by the officers relating to the initial efforts and preliminary stage of projects, a few of which the Company has since determined to exploit. When the Company granted these awards for services provided, the projects had research and feasibility studies to do before the Company would be ready to exploit or not. The Company considered any possible results contingent on unknown and future events, the measurement of which the Company determined it could not reliably measure. Consequently, these non cash transactions were left with no value. However, the Company believed some value needed to be recognized, so $4,000 (par value of Series A Preferred stock) and $72,600 (par value of Series A Preferred stock times the conversion equivalent to common stock of 1,000) were recognized as of December 31, 2004 and 2003 respectively and charged to the corresponding statements of operations.

               (k) - SERIES  A  PREFERRED  STOCK  CONVERTED  TO  COMMON  STOCK
                     ---------------------------------------------------------

               On December 21, 2004 two of the holders of Series A Preferred stock converted a total of 24,000 shares of Series A Preferred stock for 48,000 (24,000,000 pre- reverse stock split) shares of common stock. The conversion requires no consideration be made by the Series A Preferred stockholders, so this conversion has no monetary affect in the financial statements. It merely reports a shift in the kinds of ownership and the par value presentation of the changes in ownership within the equity section of the balance sheet, and as reported in the statement of equity.

NOTE 12  -     RELATED  PARTY  TRANSACTIONS  NOT  DISCLOSED  ELSEWHERE:

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


NOTE 13  -     OPERATING  LEASES:

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

NOTE 14  -     REDUCTION  IN  RECORDED  LIABILITIES:

               For 2004, the Company has recognized $1,282,886 in a reduction of reported liabilities. These are liabilities recognized in prior years' financial statements. The Company has been unsure and unable to identify what they represent. Some go back as much as ten years ago. Some may represent debts recorded in prior mergers and acquisitions that the Company is not responsible to pay anyway. Others may have come about by erroneously recording liabilities that were already paid. Others may be duplicated liabilities that did not belong as a debt in the first place.

               The Company has chosen to reduce the amount of these unidentified liabilities of $1,682,886 by $1,282,886, which leaves $400,000 in unidentified liabilities reported on the balance sheet under trade accounts payable. Management has concluded that this reduction in unidentified liabilities is not subject to applicable state escheat laws and statute of limitations, nor does it need to file anything as unclaimed properties to the State of Nevada.

NOTE 15 -      SEARCH FOR AND DEVELOPMENT OF PRODUCTS, PRODUCT LINES AND JOINT
               VENTURES:
                       -

               During 2003 and continuing through 2004 the Company acquired sizeable capital investments. Management in an effort to use wisely and prudently the funds received looked at many different alternatives to invest cash received.

               The types of costs we incur for product development include direct costs associated with the search, evaluation and market study for the product development involved. These costs include:
               1) outside business consultants, 2) travel, 3) testing and analysis, and 4) any other direct cost that may arise. In accounting for these costs, we charge to operations all preliminary and research costs as well as all costs stemming from all issuances of stock. We only recognize as an asset those direct costs associated with those projects we consider are beyond research and that we have concluded are viable for the future benefit of the Company

               Among those investments includes the down payments made on the building the Company now has its office and warehouse. It also invested in Aspen Cove Resort where it anticipated it would suffer losses through 2004 and 2005 as it would attempt to turn around an operation and facility in a location thought to be highly developable and productive. In addition, the Company invested in selected pieces of real estate in the Clark County Nevada area where rapid appraisal increases were being experienced.

               The  Company  also looked into several product and line ventures.
               Two product lines that the Company has chosen to invest significantly in are the Chelsea Collection - Jeunesse by Francois beauty products now being offered primarily through multi-level marketing and the Pete Rose product line which is now developed awaiting marketing. Other product development searches after sufficient time, energy and investment were set aside as not feasible at this time.

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

               The most significant projects the Company has invested in this year through December 31, 2004 are:

                                            Products Pending      Expensed as Part of
                                               Production      General & Administrative
                                           (All Paid in Cash)   (Paid in Cash & Stock)
                                           ------------------  -------------------------
Chelsea Collection - Jeuness by Francois              230,573                    655,757

Finders Fees for real estate transactions                                         83,700

IGIA Product                                                                     691,200

Pete Rose Product Line                                187,650                  1,530,238

Zufelt Marketing Strategies                                                       42,840

Distributor Recruitment                                                          338,922

All other projects - future or abandoned                                       1,415,131
                                           ------------------  -------------------------

               Total                                  418,223                  4,757,788
                                           ------------------  -------------------------

               When the costs capitalized here are put into production, then they will be reclassified to inventory and such costs will be amortized using the unit-of-production of accounting.

NOTE 16 -      CONSIDERATIONS  AFFECTING  THE COMPANY'S ABILITY TO CONTINUE AS A
               GOING CONCERN:

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

NOTE 17  -     LITIGATION, COMMITMENTS AND CONTINGENCIES:

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

               The  action  is  styled  Suburban  Capital  Corporation v Gateway
                                        ----------------------------------------
               Distributors,  Ltd.,  Rick  Bailey  and  Flo  Ternes, and Neptune
               -----------------------------------------------------------------
               Communications,  Case  No.  03-CV-7559  (Norgle,  J.)  and  as to
               ---------------
               Gateway, Richard Bailey and Florian Ternes:

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

               On January 24, 2004, Judge Gottschall granted the Securities and Exchange Commission's motion for an order appointing a receiver over Suburban Capital Corporation in Securities and
                               -------------------------------------------------
               Exchange  Commission  v.  Frank  J.  Custable,  Jr., Sara Wetzel,
               -----------------------------------------------------------------
               Suburban  Capital  Corp.,  Francis  Scott  Widen,  Wasatch
               ----------------------------------------------------------
               Pharmaceutical,  Inc.,  David  Giles,  Gary  Heesch, Pacel Corp.,
               -----------------------------------------------------------------
               David  Calkins,  Gateway  Distributors,  Ltd., Richard Bailey and
               -----------------------------------------------------------------
               ThermoElastic  Technologies,  Inc,  Case  No.  03-C-2182.  The
               ----------------------------------
               court-appointed Receiver, Mark Toljanic, controls this claim.

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

NOTE 18  -     SUBSEQUENT  EVENTS:

               The Company made a reverse stock split effective March 28, 2005 wherein 500 shares of old stock were exchanged for one share of new stock. This reverse stock split is recognized in these financial statements retroactive to inception.