Form 10QSB
period 2005-06-30
GATEWAY DISTRIBUTORS LTD
filed 2005-08-22
CIK 1062760

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-27879

                           GATEWAY DISTRIBUTORS, LTD.
                 (Name of small business issuer in its charter)

                  Nevada                                      88-0301278
     (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                    Identification No.)


             3220 Pepper Lane,                                 89120
             Las Vegas, Nevada                               (Zip Code)
(Address of principal executive offices)

                                 (702) 317-2400
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2005, the issuer had 563,980,636 shares of its common stock issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            1
    Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . .  __
    Item 2.  Management's Discussion and Analysis or Plan of Operation .  __
    Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . .  __
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .  __
    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  __
    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  __
    Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .  __
    Item 4.  Submission of Matters to a Vote of Security Holders . . . .  __
    Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .  __
    Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .  __
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  __
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.  __
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.  __

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Gateway Distributors, Ltd., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, interim, condensed, consolidated financial statements including a balance sheet for the Company as of the period June 30, 2005, and statements of operations, and statements of cash flows, for interim periods up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-12 and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying consolidated interim unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2004. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter and period ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005. The financial statements are presented on the accrual basis.


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

    Statement of Stockholders - Equity                                      F-4

    Statement of Cash Flows                                                 F-5

    Notes to Financial Statements                                           F-7

          GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED BALANCE SHEET
          (CONDENSED, INTERIM FINANCIAL STATEMENTS)

                                                       June 30,
                                                         2005
                                                      -----------
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $    1,119
  Accounts Receivable                                     23,789
  Receivable from Stock Sales                              2,732
  Inventories                                            368,861
  Property Held for Short Term Investment                      0
  Prepaids                                                     0
                                                      -----------
                                Total Current Assets     396,501
                                                      -----------

PROPERTY & EQUIPMENT
  Property and Equipment, at cost                      3,354,740
  (Less) accumulated depreciation and amortization      (354,139)
                                                      -----------
                           Total Property & Equipment  3,000,601
                                                      -----------

MINORITY INTEREST IN SUBSIDIARY                                0
                                                      -----------

OTHER ASSETS
  Prepaid Advertising                                    230,572
  Product Awaiting Marketing                             187,650
  Formulas                                               536,500
  Investment in QDS of Arizona                           200,000
  Cal-Bay International Stock Held for Investment      1,376,649
  Other Assets                                            15,910
                                                      -----------
                                   Total Other Assets  2,547,281
                                                      -----------

Total Assets                                          $5,944,383
                                                      ===========

                      See Notes to the Financial Statements

          GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED BALANCE SHEET
          (CONDENSED, INTERIM FINANCIAL STATEMENTS)

                                                  June 30,
                                                    2005
                                                -------------
                     LIABILITIES

CURRENT LIABILITIES:

Accounts payable:
  Trade Regular                                 $    343,104
  Commissions                                         13,847
  Set aside for prior amounts due and payable        399,500
Accrued expenses:
  Payroll and employee benefits                      184,391
  Payroll taxes                                      190,131
  Interest                                           420,944
  Other                                               40,943
Current maturities of long-term debt               2,202,393
                                                -------------
Total current liabilities                          3,795,253
                                                -------------

LONG-TERM DEBT                                     1,733,323

                                                -------------
Total Liabilities                                  5,528,576
                                                -------------

                 STOCKHOLDERS' EQUITY

Preferred stock - $.001 par value
  Authorized - 400,000,000 shares
    Series A Preferred
      Authorized - 100,000,000 shares
      4,972,125 issued and outstanding                 4,972
    Series B Preferred
      Authorized - 100,000,000 shares
      15,000,000 issued and outstanding               15,000
    No Series Designated Preferred
      Authorized - 200,000,000 shares
      Issued and outstanding - none
Common stock, - $.001 par value
  Authorized - 25,000,000,000 shares
  Issued and outstanding - 270,980,594               270,981
  Additional paid-in capital                      19,276,322
  Accumulated (deficit)                          (19,151,468)

                                                -------------
Net Stockholders' Equity                             415,807
                                                -------------

Total Liabilities & Stockholders' Equity        $  5,944,383
                                                =============

                      See Notes to the Financial Statements

                                         GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                                      UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (CONDENSED INTERIM FINANCIAL STATEMENTS)

                                                                  Quarter         Quarter        6 Months       6 Months
                                                                   Ended           Ended           Ended          Ended
                                                                 June 30,        June 30,        June 30,       June 30,
                                                                   2005            2004            2005           2004
                                                               -------------  ---------------  -------------  -------------
SALES                                                          $    190,081   $      233,400   $    391,766   $    499,508

COST OF SALES                                                        42,899           45,840         88,482         90,140
                                                               -------------  ---------------  -------------  -------------

GROSS PROFIT                                                        147,182          187,560        303,284        409,368
                                                               -------------  ---------------  -------------  -------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Depreciation Expense                                               24,709           11,737         49,418         16,737
  Professional Services Not Classified Elsewhere                    172,924        1,169,299        297,284      1,193,948
  Development of Jeunesse by Francois Product Line                   58,088           74,343        120,159        321,000
  Product Development                                                66,838          931,735        317,464      3,299,663
  All Other Selling, General and Administrative                      82,014          931,053        280,772      1,489,889
                                                               -------------  ---------------  -------------  -------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  404,573        3,118,167      1,065,097      6,321,237
                                                               -------------  ---------------  -------------  -------------

OTHER INCOME (EXPENSE):
  Gain on Sale of Property held for short term investment                 0                0         37,139              0
  Gain on Sale of Aspen Cove                                        652,546                         652,546
  (Loss) on Sale of Equipment                                             0           (1,774)             0         (1,774)
  Additional (Loss) Incurred on 2002 Sale of Subsidiary                   0          (40,000)             0        (40,000)
  (Loss) on Sale of Subsidiary - Los Cabos Beverage                       0                0         (8,256)             0
  (Loss) change in reporting QDS of Arizona as an investment              0                0        (68,535)             0
  (Impairment)  reporting Subsidiary QDS of Arizona                       0                0         (9,101)             0
  as an investment
  (Loss) on Sale of Valley Dr House                                 (10,380)               0        (10,380)             0
  Interest Expense                                                  (64,967)         (66,227)      (110,872)      (129,589)
  Other Income                                                            0           44,635              0         45,524
                                                               -------------  ---------------  -------------  -------------

TOTAL OTHER INCOME (EXPENSE):                                       577,199          (63,366)       482,541       (125,839)
                                                               -------------  ---------------  -------------  -------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                          319,808       (2,993,973)      (279,272)    (6,037,708)

MINORITY INTEREST                                                         0                0              0              0
                                                               -------------  ---------------  -------------  -------------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX                   319,808       (2,993,973)      (279,272)    (6,037,708)

PROVISION FOR INCOME TAX                                                  0                0              0              0
                                                               -------------  ---------------  -------------  -------------

NET INCOME (LOSS)                                              $    319,808   $   (2,993,973)  $   (279,272)  $ (6,037,708)
                                                               =============  ===============  =============  =============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                    $       0.00   $(2,993,973.00)  $      (0.00)  $(262,509.04)
                                                               -------------  ---------------  -------------  -------------

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF
COMMON STOCK                                                     185,934,066                1    110,200,657             23
                                                               =============  ===============  =============  =============

                      See Notes to the Financial Statements

                                   UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   FOR THE PERIODS ENDED JUNE 30, 2005 AND DECEMBER 31, 2004

                                           Preferred Stock        Common Stock
                                          Par Value $0.001      Par Value $0.001      Paid in
                                        -------------------  ---------------------     Excess      Accumulated    Net Equity
                                          Shares    Amount     Shares      Amount      of Par       (Deficit)    (Deficiency)
                                        ----------  -------  -----------  --------  ------------  -------------  -------------
BALANCE - December 31, 2003                726,125  $   726            1  $      1  $ 7,737,264   $(11,478,117)  $ (3,740,126)

Common Stock Issued:
  For Services - Restricted Stock                                 48,010        48       36,642                        36,690
  For Services - Unrestricted Stock                               15,673        16    4,729,272                     4,729,288
  For Debt - Unrestricted Stock                                        0         0       25,000                        25,000
  For Cash                                                        34,906        34    6,696,802                     6,696,836

Preferred Stock Issued
  For Services - Restricted "A" Series   4,246,000    4,246                                                             4,246
Reclass Par to Pd in Excess                                                                                                 0

(Loss) for the Period                                                                               (7,394,079)    (7,394,079)

                                        ----------  -------  -----------  --------  ------------  -------------  -------------
Balance for December 31, 2004            4,972,125    4,972       98,590        99   19,224,980     (18,872,196)      357,855

Common Stock Issued:
  For Services - Restricted Stock                              7,000,000     7,000       (6,900)                          100
  For Services - Unrestricted Stock                               60,004        60        9,040                         9,100
  For Cash                                                    23,822,000    23,822      187,257                       211,079

Preferred Stock Issued
  For Services - Restricted "B" Series  15,000,000   15,000                                                            15,000

(Loss) for Period                                                                                     (599,080)      (599,080)

                                        ----------  -------  -----------  --------  ------------  -------------  -------------
Balance for March 31, 2005              19,972,125   19,972   30,980,594    30,981    19,414,377   (19,471,276)        (5,946)
                                        ----------  -------  -----------  --------  ------------  -------------  -------------

Common Stock Issued:
  For Services - Restricted Stock                             16,000,000    16,000      (15,200)                          800
  For Services - Unrestricted Stock                          200,000,000   200,000     (100,800)                       99,200
  For Cash                                                    24,000,000    24,000      (22,055)                        1,945

Income(Loss) for Period                                                                                319,808        319,808

                                        ----------  -------  -----------  --------  ------------  -------------  -------------
Balance for June 30, 2005               19,972,125  $19,972  270,980,594  $270,981  $19,276,322   $(19,151,468)  $    415,807
                                        ==========  =======  ===========  ========  ============  =============  =============

Recap Preferred Stock Issued:
  Restricted "A" Series                  4,972,125  $ 4,972
  Restricted "B" Series                 15,000,000   15,000

                                        ----------  -------
Total Preferred - March 31, 2005        19,972,125  $19,972
                                        ==========  =======

                      See Notes to the Financial Statements

                          GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (CONDENSED INTERIM FINANCIAL STATEMENTS)


                                                                        Quarter       Quarter
                                                                         Ended         Ended
                                                                      ------------  ------------
                                                                       June 30,     June 30,
                                                                         2005         2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                               (279,272)   (6,037,708)
Adjustments to reconcile net (loss)
    to net cash from (to) operating activities:
    Stock issued for Services                                             124,200     4,523,659
    Depreciation & Amortization Prop & Equip                               49,418        16,737
    Loss on Sale of Valley Dr House                                        10,380
    Gain on Sale of Aspen Cove                                           (652,546)
    Minority Interest                                                           0
    Loss upon report of QDS of Arizona to an investment                   (68,535)
    Impairment of Investment in QDS of Arizona                             (9,101)
    Loss on Sale of Grandma Hammans formula & rights                            0
Changes in operating assets and liabilities which
  increase (decrease) cash flow:
    Accounts Receivable                                                    21,845           728
    Inventories                                                           125,338      (157,683)
    Properties Held for Short Term Investment                             179,741      (770,715)
    Prepaid Expenses and Other Current Assets                              25,500             0
    Accounts Payable and Commissions                                       27,110      (169,468)
    Accrued Liabilities                                                    45,213      (262,170)

                                                                      ------------  ------------
Net cash provided (used) from operating activities                       (400,709)   (2,856,620)
                                                                      ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Product Development Awaiting Production, Later Reclassified as
       Prepaid Advertising and as Product Awaiting Marketing                    0      (248,687)
    Capital (Outlays)/Disposals - net                                    (249,960)   (2,326,988)
    Purchase (Sale) of Trademarks                                               0       (66,873)
    Renegotiation of Purchase of Grandma Hammans                                0       (18,600)
    Other Assets                                                           16,920       (96,735)
    Investment in QDS of Arizona                                          (50,000)            0

                                                                      ------------  ------------
Net cash provided (used) from investing activities                       (283,040)   (2,757,883)
                                                                      ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net Proceeds from Term Debt after Principal Payments                  413,778       984,795
    Principle Payment on Debts (over) net proceeds Term Debt                    0             0
    Stock Sales for Cash; Net                                             233,931     5,099,411

                                                                      ------------  ------------
Net cash provided (used) from financing activities                        647,709     6,084,206
                                                                      ------------  ------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                               (36,040)      469,703

CASH AND CASH EQUIVALENTS - Beginning of Period                            37,159       163,190
                                                                      ------------  ------------

                                                                      ------------  ------------
CASH AND CASH EQUIVALENTS - End of Period                             $     1,119   $   632,893
                                                                      ============  ============

                        See Notes to Financial Statements

                       GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                        (CONDENSED INTERIM FINANCIAL STATEMENTS)


                                                                  Quarter     Quarter
                                                                   Ended       Ended
                                                                  June 30,    June 30,
                                                                    2005        2004
                                                                 ----------  ----------
SUPPLEMENTAL DISCLOSURE

CASH PAID FOR:
  Interest                                                       $  110,872  $   54,638
  Taxes                                                          $        0  $        0


NON CASH INVESTING AND FINANCING ACTIVITIES:

STOCK ISSUED FOR:
  Services                                                       $  124,200  $4,523,659
  Debt                                                           $        0  $        0

TRANSACTIONS WITH CAL-BAY INTERNATIONAL (CAL-BAY)
  Cal-Bay Stock Held for Investment                               1,376,649           0
  Aspen Cove & Valley Dr properties Taken Over By Cal-Bay         1,216,354           0
  Mortgage Debt Assumed by Cal-Bay Upon Taking Over Properties      950,367           0


FORMULA EXCHANGED FOR DEBT PAYOFF
  Payoff of Grandma Hamman's debt in exchange for formula        $        0  $        0

CHANGE IN REPORTING SUBSIDIARY TO AN INVESTMENT
  Loss upon report change of QDS of Arizona to an investment     $   68,535  $        0
  Impairment of QDS of Arizona as an investment                  $    9,101  $        0

                      See Notes to the Financial Statements

                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 1  -   BASIS OF PRESENTATION:

     The consolidated interim condensed financial statements at June 30, 2005 and for the periods ended June 30, 2005 and 2004 are unaudited, but include all adjustments, which the Company considers necessary for a fair presentation.

     The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2004. The accompanying consolidated unaudited interim financial statements for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the results which can be expected for the entire year.

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

     Principles of Consolidation

     As of June 30, 2005, the Company has the following wholly owned subsidiaries:

          - The Right Solution Gateway (multilevel marketing and retail sales)
          -    Grandma Hammans Specialty Foods (an inactive corporation)
          - Gateway Venture Holdings, Inc. (a Nevada Corporation organized April 30, 2004 to house and manage the real estate, vehicles and equipment of the Company)

     The Company sold it's wholly owned subsidiary, Aspen Cove Resorts, Inc, in combination with selling the property on which the resort is located. The results of operations of this subsidiary are included in these consolidated financial statements up to the date of sale which was June 2, 2005.

     The Company also owns a 51% interest in Quality Distribution Services of Arizona, a wholesale distributor of non-alcoholic beverages and food. The Company does not report the operations of this company in the financial statements, but recognizes it as an investment, not as an equity position (See Note "Investment in Quality Distribution Services of Arizona" ("QDS")).

     The accompanying consolidated financial statements include the accounts of its subsidiaries, except for QDS. All significant intercompany balances and transactions have been eliminated.


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


NOTE 4 - LICENSING / PURCHASE AGREEMENT WITH THE CHELSEA COLLECTION INC. (A RELATED PARTY):

     The Company entered into an agreement December 12, 2003 with The Chelsea Collection Inc, a Nevada corporation ("Chelsea Collection") which was finalized on March 15, 2004 and later clarified on a few points May 4, 2004. Chelsea Collection is a corporation owned equally by two officers of the Company and Francois Vautour, an unrelated third party of the Company. Chelsea Collection in an agreement dated November 25, 2003 acquired among other things from Francois Vautour and assigns, except for Romania, all worldwide rights, trademarks, formulas and licenses of the Jeunesse by Fran ois Vautour and the GH3 skin care line.

     In the agreement the Company has with Chelsea Collection, the Company will have the opportunity to acquire the same Francois Vautour skin care line from Chelsea Collection for virtually the same price and terms as Chelsea Collection is buying it from Francois Vautour. The terms of the agreement involves a purchase price of $4,000,000, payments are computed based on 15% of the gross sales less cost of goods sold with a minimum weekly payment of $10,000. Once the purchase price is paid, then a royalty of up to 15% of the gross sales less cost of goods sold steps into place and continues thereafter. The cost outlays have been charged to the statement of operations as a selling, general and administrative expense which were $655,757 for all of 2004 and $110,160 for the period ended June 30, 2005.

     The Company has been unable to consistently pay the Chelsea Collection the minimum of $10,000 per week during 2005. The Chelsea Collection has made the payments to Francois Vautour in order to maintain the terms of its agreement with him. The Chelsea Collection has made tentative agreements with the Company to maintain the Company's position in relation to the skin care line.

     No title or ownership passes to the Company or to Chelsea Collection until the November 25, 2003 agreement between Chelsea Collection and Fran ois Vautour is satisfied, the payment of which is described in the prior paragraph. The Company has opted not to capitalize the purchase price.

     The Company is responsible for all product research and development for current and future marketing as well as carrying inventory on all Gateway Distributors products. A portion of the cost outlays in 2004 have been charged to the balance sheet as an asset under product development awaiting production for $230,573. This remains unchanged in 2005.


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

     Management has determined it is in the best interest of the Company not to continue funding this joint venture. Negotiations are presently in process wherein the Company would dispose of its interest. Management is unsure what the settlement price will be upon disposing of this investment, but has recognized a reduction by the $196,953 operating loss incurred in 2004 out of the $332,700 investment. This is recognized in the Statement of Operations as of June 30, 2005. In addition, no operations of this subsidiary are recognized in the consolidated statement of operations, as management has taken the position that the subsidiary is not under its control.

     Management is of the opinion that this investment is worth as much as or more than what is recognized on the balance sheet, therefore no impairment is recognized as of June 30, 2005.


NOTE 6-   REAL ESTATE SALES:

     During the first quarter of 2005, the Company borrowed an additional $400,000 from a financial institution on a 6.5% equity line secured by the office and warehouse property. Proceeds were used for remodeling the office and warehouse property.

     On February 28, 2005 the Company sold the Shellstone residential property real estate in Las Vegas for approximately $369,000. The gain on this sale has been recognized in the Statement of Operations as "Gain on Sale of Property Held for Short Term Investment".

     In a single agreement on June 2, 2005, the Company sold Aspen Cove Resort (property) and the subsidiary Aspen Cove Resort, Inc. (operations of Aspen Cove Resort), hereafter referred to as "Aspen Cove," to Cal-Bay International ("Cal-Bay"). Aspen Cove sold for $2,600,000. It was paid for with (1) restricted Preferred Series B stock of Cal-Bay, (2) an inactive, no asset corporation listed on the pink sheets, (3) mortgage debt assumption, and (4) cash paid to the mortgage holder catching up the past due mortgage payments. The Company is still the primary obligor on the mortgage note. Mortgage payments were current as of June 30, 2005. Because there was no distinction made between the sale of the Aspen Cove property and operations (subsidiary), the gain on the sale was netted into one gain, effective June 2, 2005. The operations of Aspen Cove Resort are reflected only thru June 2, 2005, the date the Company ceased owning the operations.

     The valuation of the stock received from the sale of Aspen Cove and the Valley Dr. real estate, is for a guaranteed minimum sales price of $0.05 per share upon conversion from preferred "B" stock to common stock. The preferred stock is non-dilutable and, as per the agreement, upon sale as common stock it is guaranteed to sell for no less than $0.05 per share, or additional shares will be issued to compensate for any shortage. The market value of the common stock of Cal-Bay International remains relatively stable over the past two years. Based on that analysis and that the stock in non-dilutable as to total sales value, Management has concluded that the likelihood of receiving cash for sale of the stock in the future exists. The value of the stock is $1,600,000 discounted to present value at 10% per year for 3 years giving an estimated fair value of $1,251,499. This in turn recognizes the adjusted sales price, of $2,343,251. The gain on this sale has been recognized in the Statement of Operations as "Gain on Sale of Aspen Cove" of $626,782.

     In addition, during the second quarter 2005, the Company sold a residential property in Las Vegas for approximately $250,000 to Cal-Bay. Under the terms of the agreement the purchase payment is made up of (1) 3,200,000 shares of Cal-Bay International non-dilutable Preferred "B" stock, guaranteed value at $0.05 per share, (2) and debt assumption of the underlying mortgage, and, (3) cash paid to the mortgage holder catching up the past due mortgage paymentsThe value of the stock is $160,000 discounted to the present value at 10% per year for 3 years, computing to an estimated fair value of $125,150. This changes the recognized sales price from approximately $250,000 to $251,009. The loss on this sale has been recognized in the Statement of Operations as "Loss on Sale of Valley Dr House" of $10,380.

NOTE 7 -   REVERSE STOCK SPLIT:

     On March 28, 2005, the Company did a 500 for 1 reverse stock split. The financial statements have reflected this reverse stock split retroactively to inception.


NOTE 8 -   EMPLOYEE STOCK INCENTIVE PLAN ("ESIP"):

     Since 2003, the Company has filed with the Security and Exchange Commission ("SEC") forms S-8 notifying of Employee Stock Incentive Plans ("ESIP") and its increases in stock approved to issue under such plans. No additional increases in stock have been submitted or approved to issue under such plans since August 2004.

     During 2004, the total number of shares approved to issue in these plans was 18,200,000,000 (18 billion, 200 million). Stock issued to employees through the plan is not affected by reverse splits until after it has been sold. The remaining unissued stock at any time remains unchanged despite what happens to the stock once it is issued. i.e., stock reverse splits, dividends, etc. As of June 30, 2005, the remaining shares approved to issue under the ESIP plans are 5,078,400,000.

     During January 1 through March 31, 2005, the Company issued 1,432,000,000 shares out of the ESIP plan before stock splits. The number of shares after stock splits is recognized on the statement of stockholders equity. The net proceeds to the Company from employee stock sales during the first quarter of 2005 is approximately $211,000.

     During April 1 through June 30, 2005, the Company issued 24,000,000 shares out of the ESIP plan. The net proceeds to the Company from employee stock sales during the second quarter of 2005 is approximately $31,000. Not all stock issued to employees under the ESIP plan during the second quarter has been sold yet. The Company follows the practice that no value be assigned until the sale of employee stock. The unrecognized value of this stock to the Company based on the market value of the stock at June 30, 2005 and August 11, 2005 would be approximately $19,000, and $9,700 respectively.


NOTE 9 -   RECEIVABLE ESIP STOCK PLAN:

     Stock sales through the Employee Stock Incentive Plan (ESIP) sold at quarter end are reported as a receivable rather than negative equity provided they are received within 45 days after quarter end. Funds to be received from the ESIP Plan were reported as "Receivable ESIP Stock Plan" as a current asset in the amount of $2,732. These are for stock issued by June 30, 2005, the sale proceeds of which were received by the Company during July 2005.


NOTE 10 -   NON-EMPLOYEE, DIRECTORS AND CONSULTANTS RETAINER STOCK PLAN ("RSP"):

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

     During 2004, the total number of shares approved to issue in these plans were 8,500,000,000 (8 billion 500 million). The number of shares approved to issue through the plan is not affected by reverse stock splits. The remaining unissued stock at any time remains unchanged despite what happens to the stock once it is issued. i.e., stock reverse splits, dividends, etc. As of June 30, 2005, the total remaining shares approved to issue under the RSP plans are 1,526,000,000.

     During January 1 through March 31, 2005, the Company issued 30,000,000 shares out of the RSP plan before stock splits. The number of shares after stock splits is recognized on the statement of stockholders equity.

     During April 1 through June 30, 2005, the Company issued 200,000,000 shares out of the RSP plan.


NOTE 11 -   AUTHORIZATION OF SERIES "B" PREFERRED STOCK AND ISSUANCE OF
            RESTRICTED PREFERRED "B" STOCK TO CONSULTANTS:

     On January 18, 2005, the Company authorized 100,000,000 shares of Series B Preferred Stock with a par value of 0.001 per share. Series B preferred stock is convertible to common stock on a one for one basis and has no voting rights.

     During January 1 through March 31, 2005, the Company issued 15,000,000 restricted shares of Series B preferred stock to consultants for services rendered with an assigned value of $15,000.

     During April 1 through June 30, 2005, the Company issued no shares of Series B preferred stock


NOTE 12 -   RESTRICTED STOCK ISSUED TO OFFICERS (RELATED PARTY TRANSACTIONS):

     During January 1 through March 31, 2005, the Company issued to officers 7,000,000 shares of restricted common stock, valued at $100.

     During January 1 through March 31, 2005, the Company did not issue any shares of preferred stock to officers.

     During April 1 through June 30, 2005, the Company issued to officers 16,000,000 shares of restricted common stock, valued at $800.


NOTE 13 -   NEPOTISM DISCLOSURE (RELATED PARTY TRANSACTIONS):

     During the First Quarter of 2005, the daughter of the Chief Executive Officer worked as Marketing Representative (reassigned March 1, 2005 to non-managerial responsibilities and has since terminated employment).

     The son of the Chief Operations Officer serves as Vice President of Operations with additional responsibilities in Information Technology. Other children of the officers work part time for the Company in non-managerial positions.


NOTE 14 -   RECLASSIFICATION AND RESTATEMENTS:

     Selected items in the June 30, 2004 financial statements as previously reported have been reclassified and restated to be consistent with the unaudited financial statements as of June 30, 2005.

     The Company has no off-balance sheet arrangements.

NOTE 15 -   PRODUCTS PENDING PRODUCTION RECLASSISFIED TO PREPAID ADVERTISING
            COSTS AND PRODUCT AWAITING MARKETING:

     During 2004 and before, Company acquired sizeable capital investments. Management, in an effort to use wisely and prudently the funds received, looks at different alternatives to invest what it receives. Some of the funding goes into the search and subsequent development of selected projects and products.

     The types of costs the Company incurs for product development include direct costs associated with the search, evaluation and market study for the product development involved. These costs include: 1) outside services,
     2) travel, 3) testing and analysis, and 4) other direct cost that may arise. In accounting for these costs, we charge to operations all preliminary and research costs as well as all costs stemming from all issuances of stock. We only recognize as an asset those direct costs associated with those projects we consider are beyond research and that we have concluded are viable for the future benefit of the Company. We expense all amounts paid for services and products that are paid by stock, including the common stock is issued by the Company under its Non-Employee, Directors and Consultants Retainer Stock Plan ("Plan").

     On June 30, 2005, management reclassified $230,572 from "Products Pending Production" to "Prepaid Advertising Costs" as an "Other Asset" on the
     Balance Sheet. This is for an infomercial completed and ready to use in selected geographic areas. Amortization of this prepaid advertising will begin after June 30, 2005 and will be based over an estimated useful life yet to be determined. Management is of the opinion that the estimated fair value of prepaid advertising exceeds the cost recognized on the Balance Sheet.

     The remaining $187,650 left in "Products Pending Production" has been reclassified to "Product Awaiting Marketing" as an "Other Asset." This is the first product within the Pete Rose line. It is now completed with product on hand, but it is awaiting dissemination pending negotiations with third parties as to how it will be marketed. The Company does not recognize products as inventory, or as a current asset, until the method of marketing is established. The Company originally had a plan and method of marketing established, but has since stopped the route originally selected to reconsider other marketing approaches. Management is of the opinion that the estimated fair value of product awaiting marketing exceeds the cost recognized on the Balance Sheet.

     With these two reclassifications on the balance sheet, there is nothing left classified as "Products Pending Production" as an "Other Asset" on the Balance Sheet.


NOTE 16 -   CONSIDERATIONS AFFECTING THE COMPANY'S ABILITY TO CONTINUE AS A
            GOING CONCERN:

     There have been significant recurring losses and negative cash flows from operations for the past years as well as this year to date, which have resulted in a severe working capital deficiency. In the event the Company is unable to raise sufficient operating capital, the aforementioned conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the occurrence of such conditions, and have been prepared assuming that the Company will continue as a going concern.

     The Company has reassessed its operating commitments and is taking steps to minimize or to stop funding certain operations in order to conserve as well as to preserve its working capital.

NOTE  17  -   COMMITMENTS AND CONTINGENCIES:

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

     Although the Company desired to acquire the rights and ownership of the line, it was greater than the Company felt was prudent for it to do. So, to put a stop loss feature in the agreement the two key officers of the Company, Rick Bailey, CEO and Flo Ternes, COO, formed The Chelsea Collection, LLC ("LLC"), an entity to provide the spring board for the Company to acquire the rights and to minimize the Company's risk. This was agreeable with Francois Vautour and LLC. Refer to Note above "Products Pending Production Reclassed to Prepaid Advertising Costs and Product Awaiting Marketing".

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

     The Company has unidentified liabilities of $399,500 reported on the balance sheet under trade accounts payable. These are a portion of liabilities recognized in prior years' financial statements, reduced to $400,000 in 2004. The Company has been unsure and unable to identify what they represent. Some go back as much as ten years ago. Some may represent debts recorded in prior mergers and acquisitions that the Company is not responsible to pay. Others may have come about by erroneously recording liabilities that were already paid. Others may be duplicated liabilities that did not belong as debt in the first place.

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

     OTHER:
     ------

     As of June 30, 2005, Management continues negotiations, initiated in 2003, with the Internal Revenue Service ("IRS") to settle back payroll taxes due and anticipates a settlement by the-end of 2005.


NOTE 18  -  SUBSEQUENT EVENTS:

     In July 2005, the Company has sold it's Las Vegas, Nevada property which houses it's warehouse and office facilities. The Company is looking to purchase a smaller commercial property. The sale is pending financing on the part of the buyer. There is presently a non-refundable $100,000 in escrow to be released to the Company sometime after the middle of August 2005. With the Company's consent, the buyer is occupying the warehouse space unused by the Company. The Company anticipates this sale will result in a gain.

     The SEC has requested the company respond to questions they had raised regarding the filing of the Company's 10-KSB as of December 31, 2004. Management has responded in part to these questions by filing an Amended 10-KSB ("10-KSB/A"). The 10-KSB/A expanded the explanations and disclosures to the financial statements. Subsequent to filing the 10-KSB/A 2004, the SEC has raised additional questions seeking further clarification. Management is presently in the process of responding to these questions. Management regards these questions as ones seeking clarification that may or may not change the prior reported statements.

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

Results of Operations

Continuing Operations

Second Quarter Costs and Changes in Financial Conditions

     The  balance  of  current  assets  at  December  31, 2004 was approximately
$806,000 compared to a balance of $397,000 at June 30, 2005, a decrease of $409,000. The balance of current liabilities was $2,954,000 and $3,795,000, respectively, for the same period, an increase of $841,000. The resulting current ratio at December 31, 2004 was 0.27 to 1. The current ratio at June 30, 2005 was .10 to 1. The current ratio indicates that our ability to pay our obligations has worsened since December 31, 2004.

Revenue & Operating Expenses

Three months ended June 30, 2005 compared to the three months ended June 30, 2004.

     Total net sales and revenues were at approximately $190,000 for the three months ended June 30, 2004 compared to $233,000 for the prior period, a decrease of 18 percent. This is due to the inactivity of the subsidiary Grandma Hammans Specialty Foods which has ceased operation at this time, but may be utilized for new wholesale business in the future.

     Our gross profit for the three months ended June 30, 2005 compared to 2004 decreased to $147,000 from $188,000. Gross margin as a percentage of sales decreased to 77 percent in 2005 from 81 percent in 2004.

     Total operating expenses for the three months ended June 30, 2005 compared to 2004 decreased by $2,713,000 to $405,000 from $3,118,000 in the prior period. This came about primarily in the reduction of professional fees and product development efforts of the Company during the period.

     Operating loss decreased $3,314,000 from a loss of $2,994,000 to an income of $320,000 for the three months ended June 30, 2004 and 2005 respectively. This came about primarily from the reduction of professional services and fees, decrease in product development efforts, and a $653,000 gain on the sale of Aspen Cove during the most recent three months.

     Net interest expense for the three months ended June 30, 2005 was $65,000 as compared to the same period in 2004 of $66,000.

     Net loss from continuing operations for the three months ended June 30, 2005 decreased to a loss of $257,000 from a loss of $2,930,000 compared to the same period 2004, a decrease of $2,673,000. Even though we have succeeded in reducing our operating losses considerably from that of the prior year, we are still unable to garner an operating profit. Sales still remain insufficient to cover our operating needs.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004.

     Total net sales and revenues were at approximately $392,000 for the six months ended June 30, 2004 compared to $500,000 for the prior period, a decrease of 21 percent. This is due primarily to the inactivity of the subsidiary Grandma Hammans Specialty Foods which has ceased operation at this time, but may be utilized for new wholesale business in the future.

     Our gross profit for the six months ended June 30, 2005 compared to 2004 decreased to $303,000 from $409,000. Gross margin as a percentage of sales decreased to 77 percent in 2005 from 82 percent in 2004.

     Total operating expenses for the six months ended June 30, 2005 compared to 2004 decreased by $5,256,000 to $1,065,000 from $6,321,000 in the prior period.
This came about primarily in the reduction of professional fees and product development efforts of the Company during the period.

     Operating loss decreased $5,759,000 from a loss of $6,038,000 to a loss of $279,000 for the six months ended June 30, 2004 and 2005 respectively. This came about primarily from the reduction of professional services and fees, decrease in product development efforts, and a $653,000 gain on the sale of Aspen Cove during the most recent six months.

     Net interest expense for the six months ended June 30, 2005 was $111,000 as compared to the same period in 2004 of $130,000.

     Net loss from continuing operations for the six months ended June 30, 2005 decreased to a loss of $762,000 from a loss of $5,912,000 compared to the same period 2004, a decrease of $5,150,000. Even though we have succeeded in reducing our operating losses considerably from that of the prior year, we are still unable to garner an operating profit. Sales remain insufficient to cover our operating needs.

Liquidity and Capital Resources

     As  of June 30, 2005, we had a deficiency in working capital of $3,398,000.

     Net cash used for the first six months operating activities came to approximately $401,000, down $2,455,000 from this period last year of $2,857,000.

     Cash used in investing activities netted $250,000, of which approximately $440,000 used for office building improvements and $50,000 investment in QDS of Arizona.

     During the first six months 2005, we received loan proceeds to remodel office building and paid on other loans for a net increase in term debt of $443,000. We also received $234,000 in proceeds from stock sales to employees.

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

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     None.

Item  3.  Defaults Upon Senior Securities

     None.

Item  4.  Submission of Matters to a Vote of Security Holders.

None..

Item  5.  Other Information.

     None.

Item  6.  Exhibits.

Exhibit
-------
 No.                                            Identification of Exhibit
-------                                         -------------------------
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


10.35**  Final Asset Purchase Agreement between Los Cabos Beverage and Grandma Hammans, dated December
         20, 2004.
10.36**  Consulting Agreement between Edward Rus and Gateway Distributors, LTD.
10.37**  Consulting Agreement between Grazyna Wnuk and Gateway Distributors, LTD.
10.38**  Non-Disclosure Agreement International Vitamin Co., L.L.C.
10.39**  Agreement between Quality Distribution Services, Inc. and Gateway Distributors, LTD, dated May 20,
         2004.
10.40**  Consulting Agreement between Steven Frye and Gateway Distributors, LTD.
10.41**  Confidentiality Agreement by and between Bill Woo and Gateway Venture Holdings, Inc., dated August
         2, 2004.
10.42**  Consulting Agreement between Jack M. Zufelt and The Right Solutions Gateway, LTD., dated January
         10, 2005.
10.43**  Consulting and Marketing Agreement between Chris Soule and Gateway, LTD.
10.44**  Asset Purchase Agreement between Gateway Venture Holdings Inc. and Cal-Bay International.
10.45**  Asset Purchase Agreement between Gateway Venture Holdings Inc. and Cal-Bay International.
10.45**  Amendment to Asset Purchase Agreement between Gateway Venture Holdings Inc. and Cal-Bay International.
10.46**  Amendment to Asset Purchase Agreement between Gateway Venture Holdings Inc. and Cal-Bay International.
10.7**   Media Services Agreement between Chief Media, L.L.C. and The Right Solution, dated March 10, 2004.
31.1*    Certification of Richard A. Bailey, Chief Financial Officer and Chief Executive Officer of Gateway
         Distributors, Ltd., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley
         Act of 2002.
32.1*    Certification of Richard A. Bailey, Chief Financial Officer and Chief Executive Officer of Gateway
         Distributors, Ltd., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley
         Act of 2002.

__________
*   Filed  Herewith.
**  Previously  Filed

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Gateway Distributors, Ltd.

Dated August 22, 2005.

                                    By /s/ Richard A. Bailey
                                       --------------------------------
                                       Richard A. Bailey, President and Director