Form 10QSB/A
period 2005-06-30
GATEWAY DISTRIBUTORS LTD
filed 2005-08-23
CIK 1062760

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

Transitional  Small  Business  Disclosure  Format  (check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            1
    Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . .F1-F14
    Item 2.  Management's Discussion and Analysis or Plan of Operation .  2
    Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . .  6
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .  7
    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  7
    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  7
    Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .  7
    Item 4.  Submission of Matters to a Vote of Security Holders . . . .  7
    Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .  7
    Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .  8
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

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

Current Default Status

     We are currently in default with the State of Nevada for failure to file our Annual List of Officers and Directors. We will reinstate the Company by filing our Annual List of Officers and Director and paying the required filing fee as soon as practicable.

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