Form 10QSB
period 2005-09-30
GATEWAY DISTRIBUTORS LTD
filed 2005-11-17
CIK 1062760

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-27879

                           GATEWAY DISTRIBUTORS, LTD.
                 (Name of small business issuer in its charter)

                  NEVADA                                   88-0301278
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)

             3220 PEPPER LANE,
             LAS VEGAS, NEVADA                               89120
   (Address of principal executive offices)                (Zip Code)

                                 (702) 317-2400
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2005, the issuer had 2,621,860,636 shares of its common stock issued and outstanding.

     Transitional  Small  Business  Disclosure Format (check one):
Yes [ ]    No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . .   1
     Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . .   1
     Item 2.  Management's Discussion and Analysis or Plan of Operation .   2
     Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . .   6
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .   6
     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   6
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   6
     Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .   6
     Item 4. Submission of Matters to a Vote of Security Holders. . . . .   7
     Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .   7
     Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .   7
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 .   8
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 .   9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS.

As used herein, the term "Company" refers to Gateway Distributors, Ltd., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, interim, condensed, consolidated financial statements including a balance sheet for the Company as of the period September 30, 2005, and statements of operations, and statements of cash flows, for interim periods up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-15 and are incorporated herein by this reference.

BASIS  OF  PRESENTATION

The accompanying consolidated interim unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter and period ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005. The financial statements are presented on the accrual basis.




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

     Statement of Stockholders - Equity                  F-4

     Statement of Cash Flows                             F-5

     Notes to Financial Statements                       F-7

                   GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                    (CONDENSED, INTERIM FINANCIAL STATEMENTS)

                                                            September 30,
                                                                2005
                                                           ---------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                $       37,503
  Accounts Receivable                                              24,589

  Receivable from Stock Sales                                           -
  Inventories                                                     342,176
  Due From Real Estate Sale Closed On September 30, 2005          609,275
  Due From Chelsea Collection                                      90,000
  Property Held for Short Term Investment                               -
  Prepaids                                                              -
                                                           ---------------
                                     Total Current Assets       1,103,543
                                                           ---------------

PROPERTY & EQUIPMENT
  Property and Equipment, at cost                                 365,479
  (Less) accumulated depreciation and amortization               (309,435)
                                                           ---------------
                               Total Property & Equipment          56,044
                                                           ---------------

MINORITY INTEREST IN SUBSIDIARY                                         -
                                                           ---------------

OTHER ASSETS
  Prepaid Advertising                                             230,572
  Product Awaiting Marketing                                      187,650
  Formulas                                                        536,500
  Investment in QDS of Arizona                                    200,000
  Cal-Bay International Stock Held for Investment               1,361,005
  Chelsea Collection Stock Held for Investment                    400,000
  Other Assets                                                     16,556
                                                           ---------------
                                       Total Other Assets       2,932,283
                                                           ---------------

Total Assets                                                    4,091,870
                                                           ===============

                      See Notes to the Financial Statements

                   GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                    (CONDENSED, INTERIM FINANCIAL STATEMENTS)

                                                           September 30,
                                                               2005
                                                          ---------------
                                 LIABILITIES

CURRENT LIABILITIES:

Accounts payable:
  Trade Regular                                            $      301,888
  Commissions                                                      13,846
  Set aside for prior amounts due and payable                     399,500
Accrued expenses:
  Payroll and employee benefits                                   186,391
  Payroll taxes                                                   182,214
  Interest                                                        420,944
  Other                                                            45,507
Current maturities of long-term debt                            1,703,074
                                                           ---------------
Total current liabilities                                       3,253,364
                                                           ---------------

LONG-TERM DEBT                                                          -

                                                           ---------------
Total Liabilities                                               3,253,364
                                                           ---------------

STOCKHOLDERS' EQUITY

Preferred stock - $.001 par value
  Authorized - 400,000,000 shares
    Series A Preferred
      Authorized - 100,000,000 shares
      14,972,125 issued and outstanding                            14,972
    Series B Preferred
      Authorized - 100,000,000 shares
      15,000,000 issued and outstanding                            15,000
    No Series Designated Preferred
      Authorized - 200,000,000 shares
      Issued and outstanding - none
Common stock, - $.001 par value
  Authorized - 25,000,000,000 shares
  Issued and outstanding - 914,570,636                            914,571
  Additional paid-in capital                                   18,924,917
  Accumulated (deficit)                                       (19,030,954)

                                                           ---------------
Net Stockholders' Equity                                          838,506
                                                           ---------------

Total Liabilities & Stockholders' Equity                   $    4,091,870
                                                           ===============

                      See Notes to the Financial Statements

                                           GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                                        UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (CONDENSED INTERIM FINANCIAL STATEMENTS)

                                                                          Quarter       Quarter       9 Months      9 Months
                                                                           Ended         Ended          Ended         Ended
                                                                         September     September      September     September
                                                                            30,            30,           30,            30,
                                                                           2005           2004          2005           2004
                                                                       -------------  ------------  -------------  ------------
SALES                                                                  $    188,307   $   315,830   $    580,073   $   815,338

COST OF SALES                                                                33,927       137,795        122,409       227,935
                                                                       -------------  ------------  -------------  ------------

GROSS PROFIT                                                                154,380       178,035        457,664       587,403
                                                                       -------------  ------------  -------------  ------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Depreciation Expense                                                       12,000         6,263         61,418        23,000
  Professional Services Not Classified Elsewhere                            267,347       385,454        564,631     1,579,402
  Development of Jeunesse by Francois Product Line                          269,563       153,535        389,723       474,535
  Product Development                                                       315,013       594,180        632,478     3,893,843
  All Other Selling, General and Administrative                             137,491       397,980        418,261     1,796,801
                                                                       -------------  ------------  -------------  ------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        1,001,414     1,537,412      2,066,511     7,767,581
                                                                       -------------  ------------  -------------  ------------

INCOME (LOSS) FROM OPERATIONS                                              (847,034)   (1,359,377)    (1,608,847)   (7,180,178)
                                                                       -------------  ------------  -------------  ------------
OTHER INCOME (EXPENSE):
  Gain on Sale of Property held for short term investment                         -             -         37,139             -
  Gain on Sale of Property                                                1,014,494             -      1,667,040             -
  Gain on Sale of Polar WearZ, Inc. (n.k.a. Chelsea Collection)Stock         50,000                       50,000
  (Loss) on Sale of Equipment                                                     -             -              -        (1,774)
  Additional (Loss) Incurred on 2002 Sale of Subsidiary                           -             -              -       (40,000)
  (Loss) on Sale of Subsidiary - Los Cabos Beverage                               -             -         (8,256)            -
  (Loss) change in reporting QDS of Arizona as an investment                      -             -        (68,535)            -
  (Impairment) reporting Subsidiary QDS of Arizona as an investment               -             -         (9,101)            -
  (Loss) on Sale of Valley Dr House                                         (15,644)            -        (26,024)            -
  Interest Expense                                                          (81,302)      (50,376)      (192,173)     (179,965)
  Other Income                                                                    -        55,593                      101,116
                                                                       -------------  ------------                 ------------
TOTAL OTHER INCOME (EXPENSE):                                               967,548         5,217        450,090      (120,623)
                                                                       -------------  ------------  -------------  ------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                                  120,514    (1,354,160)      (158,757)   (7,300,801)

MINORITY INTEREST                                                                 -        66,957              -        66,957
                                                                       -------------  ------------  -------------  ------------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX                           120,514    (1,287,203)      (158,757)   (7,233,844)
PROVISION FOR INCOME TAX                                                          -             -              -             -
                                                                       -------------  ------------  -------------  ------------

NET INCOME (LOSS)                                                      $    120,514   $(1,287,203)  $   (158,757)  $(7,233,844)
                                                                       =============  ============  =============  ============

                                                                       -------------  ------------  -------------  ------------
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                            $          0   $(1,287,203)  $         (0)  $(7,233,844)
                                                                       -------------  ------------  -------------  ------------

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF                              274,168,188             1    256,743,335             1
                                                                       =============  ============  =============  ============
COMMON STOCK

                      See Notes to the Financial Statements

                                            GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                                     UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                            Preferred Stock         Common Stock
                                           Par Value $0.001       Par Value $0.001       Paid in
                                         ---------------------  ---------------------    Excess      Accumulated     Net Equity
                                           Shares      Amount      Shares     Amount      of Par       (Deficit)     (Deficiency)
                                         ----------  ---------  -----------  --------  ------------  -------------  -------------

Balance - December 31, 2003                 726,125  $     726            1  $      1  $ 7,737,264   $(11,478,117)  $ (3,740,126)

Common Stock Issued:
  For Services - Restricted Stock                                    48,010        48       36,642                        36,690
  For Services - Unrestricted Stock                                  15,673        16    4,729,272                     4,729,288
  For Debt - Unrestricted Stock                                           -         -       25,000                        25,000
  For Cash                                                           34,906        34    6,696,802                     6,696,836

Preferred Stock Issued
  For Services - Restricted "A" Series    4,246,000      4,246                                                             4,246

(Loss) for the Period                                                                                  (7,394,079)    (7,394,079)

                                         ----------  ---------  -----------  --------  ------------  -------------  -------------
Balance - December 31, 2004               4,972,125      4,972       98,590        99   19,224,980    (18,872,196)       357,855

Common Stock Issued:
  For Services - Restricted Stock                                 7,000,000     7,000       (6,900)                          100
  For Services - Unrestricted Stock                                  60,004        60        9,040                         9,100
  For Cash                                                       23,822,000    23,822      187,257                       211,079

Preferred Stock Issued
  For Services - Restricted "B" Series   15,000,000     15,000                                                            15,000
(Loss) for Period                                                                                        (599,080)      (599,080)

                                         ----------  ---------  -----------  --------  ------------  -------------  -------------
Balance - March 31, 2005                 19,972,125     19,972   30,980,594    30,981   19,414,377    (19,471,276)        (5,946)

Common Stock Issued:
  For Services - Restricted Stock                                16,000,000    16,000      (15,200)                          800
  For Services - Unrestricted Stock                             200,000,000   200,000     (100,800)                       99,200
  For Cash                                                       24,000,000    24,000      (22,055)                        1,945
Income(Loss) for Period                                                                                   319,808        319,808

Balance - June 30, 2005                  19,972,125     19,972  270,980,594   270,981   19,276,322    (19,151,468)       415,807
                                         ----------  ---------  -----------  --------  ------------  -------------  -------------

Common Stock Issued:
  For Services - Restricted Stock                               333,000,042   333,000     (140,800)                      192,200
  Cancelled ESIP Stock Issued, Not Sold                         -22,750,000   -22,750       22,750                             -
  For Cash                                                      333,340,000   333,340     (233,355)                       99,985
Preferred Stock Issued
  For Services - Restricted "A" Series   10,000,000     10,000                                                            10,000

Income(Loss) for Period                                                                                   120,514        120,514

                                         ----------  ---------  -----------  --------  ------------  -------------  -------------

Balance - September 30, 2005             29,972,125  $  29,972  914,570,636  $914,571  $18,924,917   $(19,030,954)  $    838,506
                                         ==========  =========  ===========  ========  ============  =============  =============

Recap Preferred Stock Issued:
  Restricted "A" Series                  14,972,125  $  14,972
  Restricted "B" Series                  15,000,000     15,000

                                         ----------  ---------
Total Preferred - September 30, 2005     29,972,125  $  29,972
                                         ==========  =========

                      See Notes to the Financial Statements

                              GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (CONDENSED INTERIM FINANCIAL STATEMENTS)
                                                                      Quarter Ended    Quarter Ended
                                                                       September 30,   September 30,
                                                                           2005            2004
                                                                     ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                           $     (158,757)  $   (7,233,844)
Adjustments to reconcile net (loss)
    to net cash from (to) operating activities:
    Stock issued for Services                                               308,200        4,565,649
    Depreciation Property & Equipment                                        61,418           23,000
    Exchange of Properties Held for Short Term Investment
      for Real Estate                                                             -          326,483
    Loss on Sale of Valley Dr House                                          26,024                -
    Gain on Sale of Aspen Cove                                           (1,276,174)               -
    Minority Interest                                                             -          (66,957)
    Loss upon reporting of QDS of Arizona to an investment                  (68,535)               -
    Impairment of Investment in QDS of Arizona                               (9,101)               -
    Loss on Sale of Grandma Hammans formula & rights                              -                -
Changes in operating assets and liabilities which
  increase (decrease) cash flow:
    Accounts Receivable                                                      21,045          (30,366)
    Inventories                                                             152,023         (269,439)
    Due From Chelsea Collection                                              90,000                -
    Properties Held for Short Term Investment                               179,741         (848,343)
    Prepaid Expenses and Other Current Assets                                25,500           (1,000)
    Accounts Payable and Commissions                                        (14,107)        (197,040)
    Accrued Liabilities                                                      43,860         (296,199)
                                                                     ---------------  ---------------
Net cash provided (used) from operating activities                         (618,863)      (4,028,056)
                                                                     ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Product Development Awaiting Production, Later Reclassified as
      Prepaid Advertising and as Product Awaiting Marketing                       -         (406,222)
    Capital (Outlays)/Disposals - net                                     1,948,767       (4,116,404)
    Purchase (Sale) of Trademarks                                                 -          (66,873)
    Renegotiation of Purchase of Grandma Hammans                                  -          (18,600)
    Other Assets                                                             16,274          (38,728)
    Investment in QDS of Arizona                                            (50,000)               -
                                                                     ---------------  ---------------
Net cash provided (used) from investing activities                        1,915,041       (4,646,827)
                                                                     ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net Proceeds from Term Debt after Principal Payments                          -        2,274,022
    Principle Payment on Debts (over) net proceeds Term Debt             (1,337,527)               -
    Stock Sales for Cash; Net                                               336,648        6,421,920
                                                                     ---------------  ---------------
Net cash provided (used) from financing activities                       (1,000,879)       8,695,942
                                                                     ---------------  ---------------
NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                 295,299           21,059

CASH AND CASH EQUIVALENTS - Beginning of Period                              37,159          163,190
                                                                     ---------------  ---------------

CASH AND CASH EQUIVALENTS - End of Period                            $      332,458   $      184,249
                                                                     ===============  ===============

                    See Notes to Financial Statements

                           GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                            (CONDENSED INTERIM FINANCIAL STATEMENTS)

                                                                   Quarter Ended   Quarter Ended
                                                                   September 30,   September 30,
                                                                       2005            2004
                                                                  --------------  --------------
SUPPLEMENTAL DISCLOSURE

CASH PAID FOR:
  Interest                                                        $      192,173  $      179,965
  Taxes                                                                        -               -

NON CASH INVESTING AND FINANCING ACTIVITIES:

STOCK ISSUED FOR:
  Services                                                               308,200       4,565,649
  Debt                                                                         -               -

TRANSACTIONS WITH CAL-BAY INTERNATIONAL (CAL-BAY)
  Cal-Bay Stock Held for Investment                                    1,361,005               -
  Chelsea Collection (f.k.a. Polar WearZ, Inc.) Stock                    650,000
  Aspen Cove & Valley Dr properties Taken Over By Cal-Bay              1,216,354               -
  Mortgage Debt Assumed by Cal-Bay Upon Taking Over Properties           950,367               -

FORMULA EXCHANGED FOR DEBT PAYOFF
  Payoff of Grandma Hamman's debt in exchange for formula                      -               -

CHANGE IN REPORTING SUBSIDIARY TO AN INVESTMENT
  Loss upon reporting change of QDS of Arizona to an investment           68,535               -
  Impairment of QDS of Arizona as an investment                            9,101               -

EXCHANGE OF PROPERTY HELD FOR SHORT TERM
INVESTMENT FOR REAL ESTATE AS PROPERTY & EQUIPMENT                             -         326,483

EXCHANGE OF EQUIPMENT FOR REAL ESTATE - BOTH OF
WHICH ARE PART OF PROPERTY & EQUIPMENT                                         -          66,348

                      See Notes to the Financial Statements

                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1  -  BASIS  OF  PRESENTATION:

     The consolidated interim condensed financial statements at September 30, 2005 and for the periods ended September 30, 2005 and 2004 are unaudited, but include all adjustments, which the Company considers necessary for a fair presentation.

     The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB/A for the year ended December 31, 2004. The accompanying consolidated unaudited interim financial statements for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the results which can be expected for the entire year.

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


NOTE 2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

     Principles  of  Consolidation
     -----------------------------

     As of September 30, 2005, the Company has the following wholly owned subsidiaries:

          - The Right Solution Gateway (multilevel marketing and retail sales)
          -    Grandma  Hammans  Specialty  Foods  (an  inactive  corporation)
          - Gateway Venture Holdings, Inc. (a Nevada Corporation organized April 30, 2004 to house and manage the real estate, vehicles and equipment of the Company)

     The Company sold it's wholly owned subsidiary, Aspen Cove Resorts, Inc, in combination with selling the property on which the resort is located. The results of operations of this subsidiary are included in these consolidated financial statements up to the date of sale, which was June 2, 2005.

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


NOTE 4  -  LICENSING  /  PURCHASE  AGREEMENT WITH THE CHELSEA COLLECTION INC. (A
           RELATED  PARTY):

     The Company entered into an agreement December 12, 2003 with The Chelsea Collection Inc, a Nevada corporation ("Chelsea Collection") that was finalized on March 15, 2004 and later clarified on a few points May 4, 2004. Chelsea Collection is now being traded on pink sheets as a public entity. Chelsea Collection is majority owned by the officers of the Company and Francois Vautour, an unrelated third party of the Company. Chelsea Collection in an agreement dated November 25, 2003 acquired among other things from Francois Vautour and assigns, except for Romania, all United States and Canada rights, trademarks, formulas and licenses of the Jeunesse by Francois Vautour and the GH3 skin care line.

     In the agreement the Company has with Chelsea Collection, the Company will have the opportunity to acquire the same Francois Vautour skin care line from Chelsea Collection for virtually the same price and terms as Chelsea Collection is buying it from Francois Vautour. The terms of the agreement involves a purchase price of $4,000,000, payments are computed based on 15% of the gross sales less cost of goods sold with a minimum weekly payment of $10,000. Once the purchase price is paid, then a royalty of up to 15% of the gross sales less cost of goods sold steps into place and continues thereafter. The cost outlays have been charged to the statement of operations as a selling, general and administrative expense, which were $655,757 for all of 2004 and $389,723 for the period, ended September 30, 2005.

     No title or ownership passes to the Company or to Chelsea Collection until the November 25, 2003 agreement between Chelsea Collection and Francois Vautour is satisfied, the payment of which is described in the prior paragraph. The Company has opted not to capitalize the purchase price.
     Therefore,  all  monies  paid  have  been  expensed.

     The Company is responsible for all product research and development for current and future marketing as well as carrying inventory on all Gateway Distributors' products. An infomercial developed late in 2004 has been charged to the balance sheet as an asset under "Prepaid Advertising" for $230,573. This remains unchanged during 2005. At year end (December 31,
     2005),  management  will  evaluate  the  infomercial  for  impairment.

     During third quarter 2005, the Company sold to Chelsea Collection its controlling block of preferred restricted stock in Polar WearZ, Inc. (refer to note "Real Estate Sales") for $250,000. Chelsea Collection name changed the corporation to "The Chelsea Collection, Inc." As of September 30, 2005, Chelsea Collection had paid off all but approximately $90,000 of the $250,000 sales price.

NOTE 5  -  INVESTMENT  IN  QUALITY  DISTRIBUTION  SERVICES  OF  ARIZONA ("QDS"):

     On May 30, 2004, an agreement was signed with Quality Distribution Services of Nevada creating a wholesale beverage distribution center in the Phoenix, Arizona area. For this joint venture, Quality Distribution Services of Arizona, Inc ("QDS") was incorporated in Nevada on June 7, 2004, of which 51% is owned by Gateway.

     The Company invested $282,700 during 2004 and another $50,000 through March 31, 2005 to assist in the development of the company. The other party to the joint venture has secured the warehouse and equipment and has guaranteed payments of such as well as continue providing for the operations of QDS.

     Management has determined it is in the best interest of the Company not to continue funding this joint venture. Negotiations are presently in process wherein the Company would dispose of its interest. Management is unsure what the settlement price will be upon disposing of this investment. Presently, the Company recognizes an investment of $200,000 out of a total investment of $332,700. The difference of $132,700 was recognized as a loss in 2004 as well as $9,101 impairment loss in 2005 upon presenting QDS as an investment in 2005 instead of a subsidiary in 2004. In addition, no operations of this subsidiary are recognized in the consolidated statement of operations for 2005, as management has taken the position that the subsidiary is not under its control. Management will evaluate this investment for impairment at December 31, 2005, its year-end.


NOTE 6-  REAL  ESTATE  SALES:

     During the first quarter of 2005, the Company borrowed an additional $400,000 from a financial institution on a 6.5% equity line secured by the office and warehouse property. Proceeds were used for remodeling the office and warehouse property.

     On February 28, 2005 the Company sold the Shellstone residential property real estate in Las Vegas for approximately $369,000. The gain on this sale has been recognized in the Statement of Operations as part of the "Gain on Sale of Property Held for Short Term Investment".

     In a single agreement on June 2, 2005, the Company sold Aspen Cove Resort (property) and the subsidiary Aspen Cove Resort, Inc. (operations of Aspen Cove Resort), hereafter referred to as "Aspen Cove," to Cal-Bay International ("Cal-Bay"). Aspen Cove sold for approximately $2,600,000, adjusted to the estimated fair value of the Cal-Bay stock received in exchange for partial payment as discussed later in this note. The sale was paid for with (1) restricted Preferred Series B stock of Cal-Bay, (2) the controlling block of stock (restricted preferred stock) in Polar WearZ, Inc., an inactive no asset corporation trading on the pink sheets, valued at $200,000, (3) mortgage debt assumption, and (4) cash paid to the mortgage holder catching up the past due mortgage payments. The Company is still the primary obligor on the mortgage note. Mortgage payments were current as of September 30, 2005. Because there was no distinction made between the sale of the Aspen Cove property and operations (subsidiary), the transaction was recognized as one sale and netted into one gain, effective June 2, 2005. The operations of Aspen Cove Resort are reflected only thru June 2, 2005, the date the Company ceased owning the operations. In July 2005. Cal-Bay included as part of the payment in exchange for Aspen Cove approximately 800,000 free trading shares of common stock in Polar WearZ, Inc (approximately 15% of the common stock) valued at $400,000.

     The valuation of Cal-Bay stock received from the sale of Aspen Cove and the Valley Drive real estate, is for a guaranteed minimum sales price of $0.05 per share upon conversion from preferred "B" non voting stock to voting common stock. The preferred stock is non-dilutable and, as per the agreement, upon sale as common stock it is guaranteed to sell for no less than $0.05 per share, or additional shares will be issued to compensate for any shortage. The market value of the common stock of Cal-Bay International remains relatively stable over the past two years. Based on that history, and that the stock is non-dilutable and it has a minimum sales value of $1,600,000, Management has assigned the 32,000,000 shares of preferred stock a value of $1,600,000 discounted by $348,501 to a present value of 10% per year for 3 years giving an estimated fair value of $1,251,499. The unrestricted common stock received in the third quarter 2005 in Polar WearZ, Inc. (assigned a value of $400,000) was not included in the second quarter 2005. This changes the recognized sales price from approximately $2,200,000 as previously recognized in the second quarter 2005 to $2,600,000. The adjusted gain on this sale of approximately $1,276,000 has been recognized in the Statement of Operations as part of the "Gain on Sale of property."

     In addition, during the second quarter 2005, the Company sold a residential property in Las Vegas for approximately $250,000 to Cal-Bay. Under the terms of the agreement the purchase payment is made up of (1) 3,200,000, later adjusted to 2,800,000, shares of Cal-Bay International non-dilutable Preferred "B" stock, guaranteed value at $0.05 per share, (2) and debt assumption of the underlying mortgage, and, (3) cash paid to the mortgage holder catching up the past due mortgage payments. The value of the stock is $140,000 (previously recognized in the second quarter 2005 at $160,000) discounted to the present value at 10% per year for 3 years, computing to an estimated fair value of $109,506 (previously recognized in the second quarter 2005 at $125,150). This changes the recognized sales price from approximately $250,000 to $235,365 instead of approximately $251,000 as previously recognized in the second quarter 2005. The loss on this sale has been recognized in the Statement of Operations as "Loss on Sale of Valley Dr House" of $26,024, previously recognized in the second quarter as $10,380).

     On September 30, 2005, the Company closed on the sale of its Las Vegas, Nevada property, which houses its warehouse and office facilities. The Company is purchasing a smaller commercial property. With the buyer's consent, the Company is occupying the office/warehouse space used by the Company prior to the sale. The buyer had been allowed to utilize the unused warehouse space prior to the sale. The Company has time to move to its new facility in exchange for having allowed the buyer to place its inventory in the warehouse beginning three months prior to the closing of the sale.

     The Las Vegas, Nevada office/warehouse property was sold for a gain that has been reported as part of the "Gain on Sale of Property" on the statement of operations. At closing, which was on September 30, 2005, the Company is due $609,275. These proceeds were not received until after September 30,2005, and are therefore recognized in the balance sheet as a current asset titled "Due from real estate sale closed on September 30, 2005."


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

     During 2004, the total number of shares approved to issue in these plans was 18,200,000,000 (18 billion, 200 million). Stock issued to employees through the plan is not affected by reverse splits until after it has been sold. The remaining unissued stock at any time remains unchanged despite what happens to the stock once it is issued. i.e., stock reverse splits, dividends, etc. As of September 30, 2005, the remaining shares approved to issue under the ESIP plans are 5,101,150,000.

     During January 1 through March 31, 2005, the Company issued 1,432,000,000 shares out of the ESIP plan before stock splits. The number of shares after stock splits is recognized on the statement of stockholders equity. The net proceeds to the Company from employee stock sales during the first quarter of 2005 are approximately $211,000.

     During April 1 through June 30, 2005, the Company issued 24,000,000 shares out of the ESIP plan. The net proceeds to the Company from employee stock sales during the second quarter of 2005 are approximately $31,000. Not all stock issued to employees under the ESIP plan during the second quarter had been sold.

     During July 1 through September 30, 2005 no stock was issued out of the ESIP plan. The 22,750,000 unsold shares that were issued in the second quarter were cancelled in September 2005. There are currently no shares issued and unsold under the ESIP plan.


NOTE 9  -  RECEIVABLE  ESIP  STOCK  PLAN:

     Stock sales through the Employee Stock Incentive Plan (ESIP) sold at quarter end are reported as a receivable rather than negative equity provided they are received within 45 days after quarter end. Funds to be received from the ESIP Plan are reported as "Receivable ESIP Stock Plan" as a current asset in the amount of $0. There is no receivable on stock issued by September 30, 2005, the sale proceeds of which would have been received by the Company during October 2005.


NOTE 10  -  NON-EMPLOYEE, DIRECTORS AND CONSULTANTS RETAINER STOCK PLAN ("RSP"):

     The Company continually seeks to improve its financial position by seeking investors in exchange for equity in the Company. The value assigned to the stock for these transactions will vary based on the market value of the stock or services performed at the time, whichever is more readily ascertainable.

     Since  2003,  the  Company  has  filed  with  the  Securities  and Exchange
     Commission ("SEC") forms S-8 notifying of Non-Employee Directors and Consultants Retainer Stock Plans ("RSP") and its increases in stock approved to issue under such plans. No additional increases in stock have been submitted or approved to issue under such plans since August 2004.

     During 2004, the total number of shares approved to issue in these plans were 8,500,000,000 (8 billion 500 million). The number of shares approved to issue through the plan is not affected by reverse stock splits. The remaining unissued stock at any time remains unchanged despite what happens to the stock once it is issued. i.e., stock reverse splits, dividends, etc. As of September 30, 2005, the total remaining shares approved to issue under the RSP plans are 1,193,000,000. During January 1 through March 31, 2005, the Company issued 30,000,000 shares out of the RSP plan before stock splits. The number of shares after stock splits is recognized on the statement of stockholders equity.

     During April 1 through June 30, 2005, the Company issued 200,000,000 shares out of the RSP plan.

     During July 1 through September 30, 2005, the Company issued 333,000,000 shares out of the RSP plan.


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

     During April 1 through June 30, 2005, the Company issued no shares of Series B preferred stock

     During July 1 through September 30, 2005, the Company issued no shares of Series B preferred stock

NOTE 12  -  RESTRICTED  STOCK  ISSUED  TO OFFICERS (RELATED PARTY TRANSACTIONS):

     During January 1 through March 31, 2005, the Company issued to officers 7,000,000 shares of restricted common stock, valued at $100.

     During April 1 through June 30, 2005, the Company issued to officers 16,000,000 shares of restricted common stock, valued at $800.

     During July 1 to September 30, 2005, the Company issued to officers 10,000,000 shares of restricted preferred stock valued at $10,000. A higher value was placed on the stock issued during the third quarter due to the change in regulations per the Sarbanes-Oxley Act.


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


NOTE 14  -  RECLASSIFICATION  AND  RESTATEMENTS:

     Selected items in the September 30, 2004 financial statements as previously reported have been reclassified and restated to be consistent with the unaudited financial statements as of September 30, 2005.

     The  Company  has  no  off-balance  sheet  arrangements.


NOTE 15 - PRODUCTS PENDING PRODUCTION RECLASSISFIED TO PREPAID ADVERTISING COSTS AND PRODUCT AWAITING MARKETING:

     During 2004 and before, Company acquired sizeable capital investments. Management, in an effort to use wisely and prudently the funds received, looks at different alternatives in which to invest. Some of the funding goes into the search and subsequent development of selected projects and products.

     The types of costs the Company incurs for product development include direct costs associated with the search, evaluation and market study for the product development involved. These costs include: 1) outside services,
     2) travel, 3) testing and analysis, and 4) other direct cost that may arise. In accounting for these costs, the Company charges to operations all preliminary and research costs as well as all costs stemming from all issuances of stock for services. The Company only recognizes as an asset those direct costs associated with those projects the Company considers are beyond research and that the Company has concluded are viable for the future benefit of the Company. The Company expenses all amounts paid for services and products that are paid by stock, including the common stock that is issued by the Company under its Non-Employee, Directors and Consultants Retainer Stock Plan ("Plan").

     On June 30, 2005, management reclassified $230,572 from "Products Pending Production" to "Prepaid Advertising Costs" as an "Other Asset" on the
     Balance Sheet. This is for an infomercial completed and ready to use in selected geographic areas. Amortization of this prepaid advertising will begin when the advertising campaigns begin, expected to be sometime after September 30, 2005 and will be based over an estimated useful life yet to be determined. Management is of the opinion that the estimated fair value of prepaid advertising exceeds the cost recognized on the Balance Sheet. Management will evaluate the estimated fair value at December 31, 2005 (year end) for impairment.

     The remaining $187,650 left in "Products Pending Production" has been reclassified to "Product Awaiting Marketing" as an "Other Asset." This is the first product within the Pete Rose line. It is now completed with product on hand and it is awaiting dissemination pending negotiations with third parties as to how it will be marketed. The Company does not recognize products as inventory, or as a current asset, until the marketing approach is established. The Company originally had a marketing approach worked out, but has since stopped the route originally selected to reconsider other marketing approaches. Management is of the opinion that the estimated fair value of product awaiting marketing exceeds the cost recognized on the Balance Sheet. Management will evaluate the estimated fair value at December 31, 2005 (year end) for impairment.


NOTE 16  - CONSIDERATIONS AFFECTING THE COMPANY'S ABILITY TO CONTINUE AS A GOING
     CONCERN:

     There have been significant recurring losses and negative cash flows from operations, which have resulted in a working capital deficiency. In the event the Company is unable to raise additional operating capital, the aforementioned conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the occurrence of such conditions, and have been prepared assuming that the Company will continue as a going concern.

     The Company has reassessed its operating commitments and continues taking steps to assure that it focus on its core business going forward. The
     Company continues seeking means and ways to raise funds and to make operations profitable. Management is of the opinion that the Company is taking adequate measures to assure itself that it has the ability to remain a going concern.


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

     In the normal course of business the Company experienced a change in position by the Bureaus of Consumer Protection of Nevada and Maryland dealing with a now discontinued product the Company previously sold to the public. Negotiations are still in process, the proposed penalties and costs associated with this matter could range from $0 to $220,000. No enforcement action has been filed against the Company to date.

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

     The Company has recognized $90,000 in the financial statements, as part of the "accounts payable" in the liabilities of the balance sheet to cover these contingencies.

     OTHER:
     ------

     The Company originally acquired TRSG Corporation ("TRSG"), effective January 11, 2001, by passing all of its assets and selected debt to TRSG in exchange for approximately 78% of the stock ownership of TRSG. When the Company later sold its approximately 76% interest in TRSG, effective December 31, 2002, it received $15,000 for the stock. It also acquired all of the assets of TRSG, its operations, and selected debt from TRSG. The disposal of TRSG December 31, 2002 effectively brought back into the Company what it had before it acquired TRSG in the first place, effective January 11, 2001. These transactions, both the original acquisition as well as the subsequent disposal, are reported under the purchase method of accounting, with reported costs recognized as it was in the hands of the predecessor. Under the terms of the agreement, TRSG chooses which creditors it continues to owe for $200,000 in debt, and all others are passed to the Company. The creditors of TRSG have not agreed upon this agreement. TRSG has ongoing legal matters that may or may not implicate the Company. Management is unable to estimate the possible loss exposure, but believes the ultimate outcome to be minimal for the Company because the debts of TRSG paid by the Company are debts of TRSG and not the Company.

     In addition, complaints filed by the Security and Exchange Commission against Suburban Capital also names the Company and its CEO is not settled. At this juncture, legal counsel is unable to predict what the possible outcome of these matters will be.

     The Company has unidentified liabilities of $399,500 reported on the balance sheet under current liabilities titled "Set aside for prior amounts due and payable." These are a portion of liabilities recognized in prior years' financial statements, reduced from $1,682,886 to $400,000 as of December 31, 2004. The Company has been unsure and unable to identify what they represent. Some go back as much as ten years ago. Some may represent debts recorded in prior mergers and acquisitions that the Company is not responsible to pay. Others may have come about by erroneously recording liabilities that were already paid. Others may be duplicated liabilities that did not belong as debt in the first place.

     As of September 30, 2005, Management continues negotiations, initiated in 2003, with the Internal Revenue Service ("IRS") to settle back payroll taxes due and anticipates a settlement by the-end of 2005.

     The  Company  has  not recognized any contingent liability for these items.


NOTE 18  -  SUBSEQUENT  EVENTS:

     The SEC has requested the company respond to questions they had raised regarding the filing of the Company's 10-KSB as of December 31, 2004 due to changes in filing requirements. Management responded to these questions and also filed an Amended 10-KSB ("10-KSB/A"). The 10-KSB/A expanded the explanations and disclosures to the financial statements. Subsequent to filing the 10-KSB/A 2004, the SEC raised additional questions seeking further clarification. Management is presently preparing responses to these additional questions, and regards these questions as ones seeking clarification. Management does not anticipate any further changes to the prior reported statements.

     On September 30, 2005, the Company closed on the sale of its Las Vegas, Nevada property, which houses its warehouse and office facilities. The Company has purchased a smaller commercial property that is under construction. Under the terms of the sale of the warehouse and office facilities the Company continues occupying and using part of the facilities recently sold. The Company anticipates moving into its new facilities during the first quarter of 2006.

     During October 2005, the Company put $50,000 into escrow on the purchase of a new facility in Las Vegas, Nevada, with an additional $50,000 to put into escrow during the middle of November 2005. The new facility is being built and should be ready for occupation in the first quarter of 2006.

     When the Company sold its Las Vegas, Nevada office/warehouse on September 30, 2005, the Company was due $609,275 at closing. The Company received these proceeds during October 2005.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

FORWARD-LOOKING  INFORMATION

     Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Securities
Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in the Company's filings with the Securities and Exchange Commission.

     There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, the Company's ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and the Company's ability to generate sufficient revenues to cover operating losses and position the Company to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company believes the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. The Company will not update that information except as required by law in the normal course of its public disclosure practices.

     Additionally, the following discussion regarding the Company's financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of the Company's Form 10-KSB/A for the fiscal year ended, 2 December 31, 2004.

MANAGEMENT'S PLAN OF OPERATIONS

GENERAL

     The Company was originally incorporated in the State of Nevada on May 26, 1993. The Company markets and distributes different nutritional and/or health and skin care products. The products which the Company sells are intended to provide nutritional supplementation to the users; the products are not intended to diagnose, treat, cure or prevent any disease.

CURRENT BUSINESS PLAN

     The Company's current purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to the Company by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934, as amended. The Company does not restrict its search to any specific business; industry or geographical location and may participate in a business venture of virtually any kind or nature.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     As part of the Company's investigation of potential merger candidates, the Company's officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of the Company's financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, the Company's relative negotiation strength and that of the other management.

     The Company intends to concentrate on identifying preliminary prospective business opportunities that may be brought to the Company's attention through present associations of its officers and directors, or by stockholders. In analyzing prospective business opportunities, the Company will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the Company's proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors.

     The Company's officers and directors will meet personally with management and key personnel of the business opportunity as part of the investigation. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction, as required by the Exchange Act.

     The Company will not restrict its search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or which is in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which the Company may offer.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

THIRD QUARTER COSTS AND CHANGES IN FINANCIAL CONDITIONS

     The balance of current assets at December 31, 2004 was approximately $806,000 compared to a balance of $1,104,000 at September 30, 2005, an increase of $298,000. The balance of current liabilities was $2,954,000 and $3,253,000 respectively, for the same periods, an increase of $299,000. The resulting current ratio at December 31, 2004 was 0.27 to 1. The current ratio at September 30, 2005 is .34 to 1. The current ratio indicates that the Company's ability to pay the Company's obligations has improved since December 31, 2004.

REVENUE AND OPERATING EXPENSES

THREE  MONTHS  ENDED  SEPTEMBER  30,  2005  COMPARED  TO  THE THREE MONTHS ENDED
--------------------------------------------------------------------------------
SEPTEMBER  30,  2004.
--------------------

     Total net sales and revenues were at approximately $188,000 for the three months ended September 30, 2005 compared to $316,000 for the prior period a year earlier, a decrease of 60 percent. This is due to the inactivity of the subsidiary Grandma Hammans Specialty Foods which has ceased operations and the recognition of QDS sales in 2004, while only recognizing QDS as an investment in 2005. Aspen Cove Resorts, Inc was sold on June 2, 2005, resulting in no sales recorded for the 3rd quarter 2005. Although sales of the core business, The Right Solution Gateway, have increased during the three month period.

     The Company's gross profit for the three months ended September 30, 2005 compared to 2004 decreased to $154,000 from $178,000. Gross profit as a percentage of sales increased to 82 percent in 2005 from 56 percent in 2004. This is primarily due to the low to no mark up of the products sold in the prior year by the subsidiary Grandma Hammans Specialty Foods, which ceased operations the end of December 31, 2004. QDS also had a low markup on sales recorded in 2004.

     Total operating expenses (selling, general and administrative expenses) for the three months ended September 30, 2005 compared to 2004 decreased by $536,000 to $1,001,000 from $1,537,000 in the prior period. This came about primarily in the reduction of professional fees and product development efforts of the Company during the period.

     Loss from operations for the three months ended June 30, 2005 decreased to a loss of $847,000 from a loss of $1,359,000 compared to the same period 2004, a decrease of $512,000. Even though the Company has succeeded in reducing the Company's operating losses considerably from that of the prior year, the Company is still unable to garner an operating profit. Sales still remain insufficient to cover the Company's operating needs.

     Net interest expense for the three months ended September 30, 2005 was $81,000 as compared to the same period in 2004 of $50,000, up $31,000.

     Net loss decreased $1,408,000 from a loss of $1,287,000 to an income of $121,000 for the three months ended September 30, 2004 and 2005 respectively. This came about primarily from the reduction of professional services and fees, decrease in product development efforts, and a $1,014,000 gain on the sale of properties during the most recent three months.

NINEMONTHS ENDED SEPTEMBER  30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER
--------------------------------------------------------------------------------
30,  2004.
----------

     Total net sales and revenues were at approximately $580,000 for the nine months ended September 30, 2004 compared to $815,000 for the prior period, a decrease of 29 percent. This is due primarily to the inactivity of the subsidiary Grandma Hammans Specialty Foods which has ceased operations and the recognition of QDS sales in 2004, while only recognizing the investment in QDS in 2005. Aspen Cove Resorts, Inc was sold on June 2, 2005, resulting in no sales recorded for the 3rd quarter 2005. Although sales of the core business, The Right Solution Gateway, have increased during the nine month period.

     The Company's gross profit for the nine months ended September 30, 2005 compared to 2004 decreased to $458,000 from $587,000. Gross profit as a percentage of sales increased to 79 percent in 2005 from 72 percent in 2004. This is primarily due to the low to no mark up of the products sold in the prior year by the subsidiary Grandma Hammans Specialty Foods, which ceased operations as of December 31, 2004. QDS also had a low markup on sales recorded in 2004.

     Total operating expenses for the nine months ended September 30, 2005 compared to 2004 decreased by $5,701,000 to $2,067,000 from $7,768,000 in the prior period. This came about primarily in the reduction of professional fees and product development efforts of the Company during the period.

     Loss from operations for the nine months ended September 30, 2005 decreased to a loss of $1,609,000 from a loss of $7,180,000 compared to the same period 2004, a decrease of $5,571,000. Even though the Company has succeeded in reducing the Company's operating losses considerably from that of the prior year, the Company is still unable to garner an operating profit. Sales remain insufficient to cover the Company's operating needs.

     Net interest expense for the nine months ended September 30, 2005 was $192,000 as compared to the same period in 2004 of $180,000, an increase of $12,000.

     Net loss decreased $7,075,000 from a loss of $7,234,000 to a loss of $159,000 for the nine months ended September 30, 2004 and 2005 respectively. This came about primarily from the reduction of professional services and fees, decrease in product development efforts, and $1,704,000 in gains on the sales of properties during the most recent nine months.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of September 30, 2005, the Company had a deficiency in working capital of $2,149,000.

     Net cash used for the first nine months operating activities came to approximately $759,000, down $3,269,000 from this period last year of $4,028,000.

     Cash provided from investing activities during the first nine months of this year netted $2,075,000, of which approximately $1,949,000 came from the proceeds of disposals of property and equipment.

     During the first nine months 2005, the Company's financing activities provided the Company with $337,000 from stock sales, whereas, the Company paid off $1,652,000 in term debt.

CRITICAL ACCOUNTING POLICIES

     The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and judgments that affect the Company's reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. The Company bases its estimates and judgments on historical experience and on various other assumptions believed to be reasonable under the circumstances. Future events, however, may differ markedly from current expectations and assumptions. While there are a number of significant accounting policies affecting the consolidated financial statements, the Company believes the following critical accounting policy involves the most complex, difficult and subjective estimates and judgments.

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

     The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

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

     In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company has implemented the revised standard in the third quarter of fiscal year 2005. Up to June 30, 2005, the Company accounted for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management has implemented FASB 123 (revised 2004) which requires the recognition of nonmonetary compensation costs related to share-based payment transactions be recognized at their fair values, effective for the quarter ended September 30, 2005.

     On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

     The  Company  does  not  have  any  off-balance  sheet  arrangements.

ITEM 3.  CONTROLS  AND  PROCEDURES.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act are accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this Quarterly Report, the Company conducted an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in Internal Controls Over Financial Reporting. There was no change in the Company's internal controls, which are included within disclosure controls and procedures, during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS.

     Reference is made to Item 3 of the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004, filed with the Commission on July 26, 2005.

ITEM 2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

     None.

ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

ITEM 5.  OTHER  INFORMATION.

     None.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

   (a)   Exhibits.

  EXHIBIT
     NO.                                             IDENTIFICATION OF EXHIBIT
-----------  --------------------------------------------------------------------------------------------------------
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

                                    GATEWAY DISTRIBUTORS, LTD.
Dated November 18, 2005.

                                    By /s/ Richard A. Bailey
                                      ----------------------
                                      Richard A. Bailey, Chief Executive Officer
                                      and Chief Financial Officer