Form 10KSB
period 2005-12-31
GATEWAY DISTRIBUTORS LTD
filed 2006-04-17
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ----------------------------------------------------

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                          COMMISSION FILE NO. 000-27879

                           GATEWAY DISTRIBUTORS, LTD.
               (Exact name of issuer as specified in its charter)

                  NEVADA                                    88-0301278
       (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                  Identification No.)

2555 E WASHBURN AVE, NORTH LAS VEGAS, NEVADA                  89081
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

     Check whether the issuer is not required to file reports pursuant to Sections 13 or 15(d) of the Exchange Act. [ ]

     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

     State  issuer's  revenues  for  its  most  recent  fiscal  year:  $769,759.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 7, 2006: $2,165,000

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 7, 2006: 7,217,010,636.

     Documents  incorporated  by  reference:  None.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                                TABLE OF CONTENTS
Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item 2.   Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . 14
Item 5.   Market for Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . 14
Item 6.   Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . . . . . . . . . . . . 15
Item 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29
Item 8.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. . . . . . . . 29
Item 8A.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30
Item 8B   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32
Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the
          Exchange Act. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30
Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32
Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. . . 32
Item 12.  Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . . . . . . . . 34
Item 13.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35
Item 14.  Principal Accountant Fees and Services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

                                     PART I
ITEM 1.  BUSINESS.

COMPANY OVERVIEW

     As used herein the term ("Gateway") refers to Gateway Distributors, Ltd., a Nevada corporation, its subsidiaries and predecessors, unless the context indicates otherwise. Gateway was originally incorporated in the State of Nevada on May 26, 1993. Gateway markets and distributes different nutritional and/or health products. The products, which the Company sells are intended to provide nutritional supplementation to the users; the products are not intended to diagnose, treat, cure or prevent any disease.

     On August 15, 2002, Gateway acquired all equity interest in Los Cabos Freedom Movement, a Wisconsin LLC, d/b/a Grandma Hammans Specialty Foods ("Grandma Hammans") for $217,500. The Company formed a wholly owned subsidiary, Grandma Hamman's Specialty Foods ("Grandma Hammans") on July 3, 2003 to run the wholesale operations of the Company.

     Gateway formed a wholly owned subsidiary, The Right Solution Gateway, on January 7, 2003 to house the assets of TRSG Corporation and to run the retail operations of the Company.

     On April 30, 2004, Gateway formed a wholly owned subsidiary, Gateway Venture Holdings, Inc. ("GVH") to house the Company hard assets.

     Also on April 30, 2004, Gateway formed a wholly owned subsidiary, Aspen Cove Resort Incorporated to run the operations of Aspen Cove Resort (formerly Beaver Dam Lodge) located near Panguitch Utah. The lodge had been purchased on April 15, 2004 and was owned by GVH.

     On May 30, 2004, an agreement was signed with Quality Distribution Services of Nevada to create a new corporation, Quality Distribution Services of Arizona, Inc ("QDS"). QDS was incorporated in Nevada on June 7, 2004 and is 51 percent owned by Gateway. QDS is a wholesale beverage distributor in the Phoenix
Arizona area. For 2005, the Company has elected not to recognize QDS as an equity position, but as an investment.

     On November 30, 2004, Gateway formed a wholly owned subsidiary, Gateway Corporate Administration, Inc ("GCA") which has not been utilized at this time.

     In December, 2004 Gateway moved the corporate office and warehouse location to 3220 Pepper Lane, Las Vegas, Nevada 89120.

     On December 21, 2004 Gateway entered an Asset Purchase Agreement to purchase 51 percent of Los Cabos Beverage then owned by Blaine Wendtland. 51 percent interest in Los Cabos Beverage and its assets were acquired in exchange for all rights to Grandma Hamman's GHF product and the debt of $193,833 owing to Los Cabos Freedom Movement LLC and Ed Wendtland were assumed by Blaine Wendtland. On December 30, 2004, Gateway formed a 51 percent owned subsidiary, Los Cabos Beverage Inc ("LCB") to handle the operations of the sale of private label water.

     On February 28, 2005, Gateway entered into an agreement with Blaine Wendtland wherein he assumed all ownership and obligations of Los Cabos Beverage and the Company terminated its commitments and relationships with Los Cabos Beverage and Blaine Wendtland.

     On June 2, 2005, Gateway sold it's wholly owned subsidiary, Aspen Cove Resort Incorporated, in combination with selling the property on which the resort is located.

     On September 30, 2005, Gateway closed on the sale of its Las Vegas, Nevada property, which houses its warehouse and office facilities.

     On March 13, 2006, the Company purchased a smaller commercial property located at 2555 East Washburn Ave, North Las Vegas, Nevada. The operations and warehouse is operating out of the new facilities. The Company's offices will be in temporary accommodations until the new building is ready for occupancy and the offices have been built out. The Company anticipates moving into the new facility in the second quarter of 2006.

CURRENT  BUSINESS  PLAN

     Gateway's current purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to management by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934, as amended. Management does not restrict the search to any specific business; industry or geographical location and management may participate in a business venture of virtually any kind or nature.

     Gateway may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. Gateway may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     As part of the investigation of potential merger candidates, Company officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of the financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of management and other parties, the management of the opportunity, the Company's relative negotiation strength and that of the other management.

     Gateway intends to concentrate on identifying preliminary prospective business opportunities that may be brought to the Company's attention through present associations of the officers and directors, or by the stockholders. In analyzing prospective business opportunities, Gateway will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the Company's proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors.

     Gateway's officers and directors will meet personally with management and key personnel of the business opportunity as part of the investigation. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction, as required by the Exchange Act.

     Gateway will not restrict the search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or which is in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which Gateway may offer.

REVERSE  SPLITS

     During the twelve months ended December 31, 2003, Gateway implemented a reverse stock split on the basis of one post-split share for every 3,000 pre-split shares. During the twelve months ended December 31, 2004, Gateway implemented three reverse stock splits as follows: one split on the basis of one post-split share for every 900 pre-split shares, one split on the basis of one post-split share for every 1,000 pre-split shares, and one split on the basis of one post-split share for every 1,000 pre-split shares. During the twelve months ended December 31, 2005, Gateway implemented a reverse stock split on the basis of one post-split share for every 500 pre-split shares.

     All share and per share amounts presented in the Company's financial statements which are part of this Annual Report on Form 10-KSB have been restated retroactively to reflect the reverse splits as if they had occurred on the first day of the first period presented, or January 1, 2004. However, all share and per share amounts have not been restated retroactively to reflect the reverse splits in the narrative portion of this Annual Report on Form 10-KSB. Consequently, the retroactive restatement may cause some apparent inconsistencies between the narrative portion of this Annual Report on Form 10-KSB and the Company's other filings with the Securities and Exchange Commission on one hand, and the financial statements and accompanying notes forming part of this Annual Report on Form 10-KSB on the other hand.

KEY  PERSONNEL

     Gateway's future financial success depends to a large degree upon the efforts of Messrs. Bailey and Ternes, our officers and directors. Messrs.
Bailey and Ternes have played major roles in developing and executing the Company's business strategy. The loss of Messrs. Bailey and Ternes could have an adverse effect on the Company's business and chances for profitable operations. While Gateway intends to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that the Company will be successful in attracting and retaining the persons needed. If Gateway does not succeed in retaining and motivating the current employees and attracting new high quality employees, the Company's business could be adversely affected. Gateway does not maintain key man life insurance on the lives of Messrs. Bailey and Ternes.

BUSINESS

     Gateway's principal subsidiary is The Right Solution Gateway. The Right Solution Gateway is a network marketing company that sells whole food nutrition, health and dietary supplements and skin care products throughout North America, Russia, Japan and Indonesia. Gateway believes that through special blends, whole foods, such as grains and vegetables, can be combined to help produce optimum health.

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

     Management believes that its network marketing system is ideally suited to its products, which emphasize a healthy lifestyle, because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, most of whom use The Right Solution Gateway's products themselves. The Right Solution Gateway's network marketing system appeals to a broad cross-section of people, particularly those seeking to supplement family income, start a home-based business, or pursue employment opportunities other than conventional, full-time employment.

     Gateway has other subsidiaries with the intention of having a diversified base to allow revenue from additional sources which should enhance Gateway's ability to benefit from other types of resources. These subsidiaries are Gateway Venture Holdings, Inc, Grandma Hammans and Gateway Corporate Administration.

GATEWAY FINANCIAL RESULTS MAY BE AFFECTED BY FACTORS OUTSIDE OF MANAGEMENTS CONTROL

     Gateway's future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside management's control. The Company's anticipated expense levels are based, in part, on estimates of future revenues and may vary from the projections. The Company may be unable to adjust spending rapidly enough to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures would materially adversely affect business, operating results, and financial condition.

     Management cannot predict with certainty the Company's revenues and operating results. Further, we believe that period-to-period comparisons of operating results are not necessarily a meaningful indication of future performance.

CORPORATE  OFFICES

     Gateway's executive office is relocating from 3220 Pepper Lane, Las Vegas, Nevada 89120 to 2555 East Washburn Ave, North Las Vegas, Nevada 89081 as of the date of this filing. The telephone number to call for information remains (702) 317-2400.

CHANGES  IN  CAPITAL  STRUCTURE

     Effective September 3, 2004, Gateway implemented a 1-1,000 reverse split of the Company's authorized, issued and outstanding stock. Effective October 4, 2004, Gateway amended the Articles of Incorporation to increase the number of authorized preferred shares to 400,000,000 shares.

     Effective on June 28, 2004, Gateway implemented a 1-900 reverse split of the Company's issued and outstanding common stock. Effective on June 28, 2004, Gateway also filed Articles of Amendment to Gateway's Articles of Incorporation increasing the Company's authorized common shares to 25,000,000,000 and preferred shares to 200,000,000 shares and authorizing the board of directors.

     On November 9, 2004, Gateway filed a Certificate of Amendment to the Company's Certificate of Designation increasing the number of shares of Series A Preferred Stock from 200,000 shares to 100,000,000 shares. The shares of Series A Preferred Stock rank senior to shares of preferred and common shares. Each share of the Series A Preferred Stock is entitled to 1,000 votes on any matter submitted to the holders of Gateway common stock. Each share of the Series A Preferred Stock is convertible into that number of common stock equal in fair market value to $1.

     Effective December 20, 2004, Gateway implemented a one for 1,000 reverse split of Company issued and outstanding common stock.

     Effective January 18, 2005, Gateway designated 100,000,000 shares of preferred stock as the Series B Preferred Stock. Each share of the Series B
Preferred Stock is convertible into one share of the common stock. The shares of the Series B Preferred Stock do not have voting rights.

     Effective March 28, 2005, Gateway implemented a 1-500 reverse split of the Company's issued and outstanding common stock.

EMPLOYEES

     Gateway has eight full-time employees and one part-time employee as of March 28, 2006. Company distributors, who are independent contractors, are not considered to be employees. As Gateway grows, the Company will need to attract an unknown number of additional qualified employees. Although the Company has experienced no work stoppages and believes the relationships with employees are good, the Company could be unsuccessful in attracting and retaining the persons needed. None of the employees are currently represented by a labor union. Gateway expects to have a ready source of available labor to support growth.

     The son of the Chief Operations Officer serves as Vice President of Operations with additional responsibilities in Information Technology and the daughter of the Chief Executive Officer works as Accounting Assistant.

MARKETS  AND  MARKETING

     The Right Solution Gateway's products are distributed primarily through a network marketing system, consisting of a network of distributors. Distributors are generally independent contractors who purchase products directly from The Right Solution Gateway for personal use or for resale to consumers within the United States. Distributors may elect to work on a full-time or part-time basis. The Right Solution Gateway believes that its network marketing system appeals to a broad cross-section of people, particularly those seeking to supplement family income, start a home-based business or pursue employment opportunities other than conventional, full-time employment and that a majority of its distributors work on a part-time basis. The Right Solution Gateway believes that its network marketing system is ideally suited to marketing its products because ongoing personal contact between consumers and distributors strengthens sales of such products.

     Within the United States, distributors may earn profits by purchasing The Right Solution Gateway's products at wholesale prices (which are discounted 40 percent from suggested retail prices) and selling The Right Solution Gateway's products to customers at suggested retail prices. All distributors, who sponsor new distributors and establish their own downline organizations may earn commissions on product sales on their downline.

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

RISK  FACTORS

NEED  FOR  ONGOING  FINANCING.

     Gateway will need additional capital to continue operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

     There can be no assurance that the Company will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on Gateway's financial position and results of operations and ability to continue as a going concern. The Company's operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for services and products. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of existing common stock.

     Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the Company's operating flexibility. Failure to successfully obtain additional future funding may jeopardize the ability to continue business and operations.

     If Gateway raises additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to Gateway, future investors may demand, and may be granted, rights superior to those of existing stockholders.

BUSINESS  CONCENTRATION.

     While Gateway considers relationships with customers to be satisfactory, given the concentration of the Company's sales to a few key customers, continued relationships may be subject to the policies and practices of the customers. Gateway continues to concentrate efforts on expanding the customer base in order to reduce the reliance on current customers.

INFLATION.

     In management's opinion, inflation has not had a material effect on the Company's financial condition or results of operations.

TRENDS,  RISKS  AND  UNCERTAINTIES.

     Management has sought to identify what is believed to be the most significant risks to the Company's business, but management cannot predict whether, or to what extent, any of such risks may be realized nor can the Company guarantee that all possible risks have been identified that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to Gateway common stock.

CAUTIONARY  FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS.

     Gateway provides the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to the Company business and products. These are factors that are thought could cause actual results to differ materially from expected results. Other factors besides those listed here could adversely affect the Company.

POTENTIAL  FLUCTUATIONS  IN  QUARTERLY  OPERATING  RESULTS.

     Gateway's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including the demand for services, seasonal trends in purchasing, the amount and timing of capital expenditures; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the industry. Gateway's quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our stage of development, occurrences such as accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that operating results will fall below expectations or those of investors in some future quarter.

LACK  OF  INDEPENDENT  DIRECTORS.

     The Company cannot guarantee that the board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, Gateway's executive officers, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and stockholders generally and the controlling officers, stockholders or directors.

LIMITATION  OF  LIABILITY  AND  INDEMNIFICATION  OF  OFFICERS  AND  DIRECTORS.

     The officers and directors of Gateway are required to exercise good faith and high integrity in management affairs. The articles of incorporation provide, however, that the officers and directors shall have no liability to the stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Gateway articles and bylaws also provide for the indemnification by the Company of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate the business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, the Company's best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

MANAGEMENT  OF  POTENTIAL  GROWTH.

     Gateway may experience rapid growth which will place a significant strain on the managerial, operational, and financial systems resources. To accommodate the Company's current size and manage growth, management must continue to implement and improve the Company's financial strength and operational systems, and expand, train and manage the sales and distribution base. There is no guarantee that the Company will be able to effectively manage the expansion of operations, or that the facilities, systems, procedures or controls will be adequate to support the expanded operations. The Company's inability to effectively manage future growth would have a material adverse effect.

THE  COMPANY  PAYS  NO  DIVIDENDS.

     Gateway has never declared nor paid cash dividends on capital stock. The Company currently intends to retain any earnings for funding growth however these plans may change depending upon capital raising requirements.

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK.

     Gateway believes that the Company does not have any material exposure to interest or commodity risks. The financial results are quantified in U.S. dollars and a majority of the obligations and expenditures with respect to operations are incurred in U.S. dollars. Although Gateway does not believe the Company currently has any materially significant market risks relating to operations resulting from foreign exchange rates, if the Company enters into financing or other business arrangements denominated in currency other than the U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

     Gateway currently has no material long-term debt obligations. The Company does not use financial instruments for trading purposes and are not a party to any leverage derivatives.

RISKS  RELATING  TO  THE  BUSINESS

THE COMPANY IS NOT LIKELY TO SUCCEED UNLESS MANAGEMENT CAN OVERCOME THE MANY OBSTACLES FACED.

     As an investor, you should be aware of the difficulties, delays and expenses Gateway encounters, many of which are beyond the Company's control, including unanticipated market trends, employment costs, and administrative expenses. Management cannot assure investors that the proposed business plans as described in this report will materialize or prove successful, or that the Company will ever be able to finalize development of products or services or operate profitably. If Gateway cannot operate profitably, you could lose your entire investment. As a result of the nature of the Company business, Gateway expects to sustain substantial operating expenses without generating significant revenues.

COMPANY  AUDITORS  HAVE  STATED THE COMPANY MAY NOT BE ABLE TO STAY IN BUSINESS.

     Gateway auditors have issued a going concern opinion, which means that there is doubt that the Company can continue as an ongoing business for the next 12 months. Unless Gateway can raise additional capital, the Company may not be able to achieve it's objectives and may have to suspend or cease operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPANY  ACQUISITION  STRATEGY  INVOLVES  A  NUMBER  OF  RISKS.

     Gateway intends to pursue growth through the opportunistic acquisition of companies or assets that will enable the Company to expand service lines to provide more cost-effective customer solutions. Management routinely reviews potential acquisitions. This strategy involves certain risks, including difficulties in the integration of operations and systems, the diversion of the Company's management's attention from other business concerns, and the potential loss of key employees of acquired companies. Gateway may not be able to successfully acquire, and/or integrate acquired businesses into the Company operations.

RISKS  RELATING  TO  COMPANY  STOCK

GATEWAY MAY NEED TO RAISE ADDITIONAL CAPITAL. IF GATEWAY IS UNABLE TO RAISE NECESSARY ADDITIONAL CAPITAL, THE BUSINESS MAY FAIL OR OPERATING RESULTS AND THE STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

     Due to the lack of revenue and expenses, the Company needs to secure adequate funding. If Gateway is unable to obtain adequate funding, the Company may not be able to successfully develop and market its products and services and the business will most likely fail. Gateway does not have commitments for additional financing. To secure additional financing, the Company may need to borrow money or sell more securities, which may reduce the value of Gateway outstanding securities. Under these circumstances, Gateway may be unable to secure additional financing on favorable terms or at all.

     Selling additional stock, either privately or publicly, would dilute the equity interests of Gateway stockholders. If the Company borrows money, the Company will have to pay interest and may also have to agree to restrictions that limit operating flexibility. If Gateway is unable to obtain adequate financing, the Company may have to curtail business operations which would have a material negative effect on operating results and most likely result in a lower stock price.

GATEWAY COMMON STOCK HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU PAY FOR THE SHARES.

     Because of the limited trading market for Gateway common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2004 and 2005, Gateway common stock was sold and purchased at prices that ranged from a high of $0.07 to a low of $0.0001 or lower per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for Gateway common stock may suffer greater declines due to its price volatility.

     The price of Gateway common stock that will prevail in the market after this offering may be higher or lower than the price you pay. Certain factors, some of which are beyond the Company's control, that may cause the share price to fluctuate significantly include, but are not limited to, the following:

-    Variations  in  quarterly  operating  results;

-    The  development  of a market in general for Gateway products and services;

-    Changes  in  market  valuations  of  similar  companies;

- Announcement by Gateway or competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

-    Loss  of  a major customer or failure to complete significant transactions;

-    Additions  or  departures  of  key  personnel;  and

-    Fluctuations  in  stock  market  price  and volume.

     Additionally, in recent years the stock market in general, and the OTC Bulletin Board and technology stocks in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect Gateway stock price, regardless of operating performance.

     Over the past few years, there have been periods of significant increases in trading volume of Gateway common stock during which the price of the stock has both increased and decreased. The historical trading of Gateway common stock is not necessarily an indicator of how it will trade in the future and the trading price as of the date of this report does not necessarily portend what the trading price of Gateway common stock might be in the future.

     In the past, class action litigation has often been brought against companies following periods of volatility in the market price of the common stock of those companies. If Gateway becomes involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in Gateway stock.

GATEWAY DIRECTORS HAVE THE RIGHT TO AUTHORIZE THE ISSUANCE OF PREFERRED STOCK AND ADDITIONAL SHARES OF GATEWAY COMMON STOCK.

     Gateway directors, within the limitations and restrictions contained in the articles of incorporation and without further action by stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. Gateway has no intention of issuing preferred stock at the present time. Any issuance of preferred stock could adversely affect the rights of holders of common stock.

     Should Gateway issue additional shares of common stock, each investor's ownership interest in Gateway Distributors, Ltd. would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of common stock, or any other Gateway securities.

IF GATEWAY FAILS TO REMAIN CURRENT ON REPORTING REQUIREMENTS, GATEWAY COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF
BROKER-DEALERS TO SELL GATEWAY SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

     Companies trading on the OTC Bulletin Board, such as Gateway Distributors, Ltd., must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If Gateway fails to remain current on the reporting requirements, Gateway could be removed from the OTC Bulletin Board. As a result, the market liquidity for Gateway securities could be severely adversely affected by limiting the ability of broker-dealers to sell Gateway securities and the ability of stockholders to sell their securities in the secondary market.

GATEWAY  COMMON  STOCK  IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE
TRADING MARKET IN GATEWAY SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN GATEWAY STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN GATEWAY STOCK.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to Gateway, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Inasmuch as that the current bid and ask price of common stock is less than $5.00 per share, Gateway shares are classified as "penny stock" under the rules of the SEC. For any transaction involving a penny stock, unless exempt, the rules require:

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

     Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of Gateway common stock and cause a decline in the market value of the stock.

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

ITEM 2.  DESCRIPTION  OF  PROPERTY.

     Gateway  purchased  a  building to house its offices and warehouse in March
2005  located  at  2555  E  Washburn  Avenue,  North  Las  Vegas,  Nevada 89081.

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

     Company attorneys have been instructed to both vigorously defend the claims made against Gateway and prosecute claims made against Suburban.

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

     On January 29, 2004, Judge Gottschall appointed a receiver, Mark Toljanic, over Suburban Capital. The Receiver is vested with full and exclusive power, duty and authority to administer and manage the business affairs, funds, assets, and any other property of Suburban Capital. In addition, the Receiver is charged with identifying, locating, marshaling and safeguarding all of the current assets of Suburban Capital as well as all assets in existence as of March 28, 2003 but dissipated thereafter. The Receiver is also to prepare discovery responses of Suburban Capital and take whatever actions are necessary to preserve Suburban Capital's assets.

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

     The Commission began taking numerous depositions in October 2004, and Messrs. Bailey and Ternes were scheduled to be deposed in early May. Discovery were scheduled to close on June 21, 2005.

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

     The Company is negotiating with the representative of the attorneys general compact to settle possible legal claims associated with its sale of "Y-motion." The Company's position is that it has and will comply with all application laws and regulations in its operations, and will take any necessary corrective measures.

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

     If the matter is not settled, each attorney general in the compact of 32-attorney general who represents a state in which the Company sold "Y-motion," could bring separate investigative/enforcement actions against the

Company. We are unable to predict whether this would be the likely outcome if current negotiations fail, however, or what the effect of several investigation/enforcement actions in different states might be.

     No enforcement action has been filed against the Company in any state on account of the Company's sales of "Y-motion".

Allergy  Research  Group/Nutricology  v  Gateway  Distributors,  Ltd.,  Case No.
A-487334

     Allergy Research Group/Nutricology v Gateway Distributors, Ltd., Case No. A-487334, District Court of Clark County, Nevada. This is an action against the Company on an unpaid open account for goods and merchandise. The plaintiff's Complaint seeks $168,070 from the Company. The Company contests the amount claimed and the Company has made a settlement with Allergy Research in the amount of $50,000. Payment is to be made monthly in the amount of $5,000, with an initial payment of $10,000.

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

                                     PART II

ITEM 5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     Prior to August of 2001, there was no public market for Gateway Common Stock. Gateway stock originally traded under the symbol "GTWY.OB." On December 6, 2002, the symbol changed from "GTWY.OB" to "GWYD.OB." On June 28, 2004, the symbol changed from "GWDL.OB" to "GWAD.OB." On September 3, 2004 the symbol changed from "GWAD.OB" to "GAWY.OB." On December 20, 2004, the symbol changed from "GAWY.OB" to "GAWD.OB." As of March 28, 2005, the symbol was changed to "GWDB.OB." Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions.

                        CALENDAR YEAR 2004    HIGH    LOW
                        First Quarter        0.0049  0.0007
                        Second Quarter         0.07  0.0001
                        Third Quarter          0.34  0.0001
                        Fourth Quarter         0.07  0.0001

                        CALENDAR YEAR 2005    HIGH    LOW
                        First Quarter          0.05  0.0001
                        Second Quarter        0.057  0.0001
                        Third Quarter         0.004  0.0001
                        Fourth Quarter        0.003  0.0002

     Gateway currently has 7,217,010,636 shares of common stock outstanding. The shares of common stock are held by approximately 45 stockholders of record. The number of record holders was determined from the records of Gateways transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     During the fiscal year ended December 31, 2005, Gateway sold 2,308,780,000 common shares in private transactions not involving a public offering. All of the 2,308,780,000 shares bear a legend restricting their disposition.

   DATE               NAME           LOCATION       # SHARES    CONSIDERATION
 3/29/2005  Florian Ternes              USA          7,000,000          50.00
 4/13/2005  Florian Ternes              USA         16,000,000          50.00
 9/22/2005  Ting Lick Tee           Outside USA    166,670,000      49,992.50
 9/22/2005  Yap Siew Sin            Outside USA    166,670,000      49,992.50
10/20/2005  Goh She Nang            Outside USA    166,670,000      49,941.92
10/20/2005  Quek Lin Kin            Outside USA    166,670,000      49,985.00
10/28/2005  Alana Semple                USA            100,000          30.00
10/28/2005  Nancy Hopper                USA             50,000          15.00
10/28/2005  Chris Rucker                USA             50,000          15.00
10/28/2005  Jan Payne                   USA             50,000          15.00
10/28/2005  Francis Parker              USA             50,000          15.00
10/28/2005  Wanda Boone                 USA             50,000          15.00
10/28/2005  Jack Zufelt                 USA         50,000,000      15,000.00
10/28/2005  Hans Michael Gessl          USA         10,000,000       3,000.00
10/28/2005  Troy Ternes                 USA            500,000         150.00
10/28/2005  Penelope Stowe              USA            500,000         150.00
10/28/2005  Marie Woody                 USA            300,000          90.00
10/28/2005  Jessie Munoz                USA            300,000          90.00
10/28/2005  Ryota Kobayashi             USA            300,000          90.00
10/28/2005  Tonya Gerkstonkorn          USA            200,000          60.00
10/28/2005  Chelsea Bailey              USA            200,000          60.00
10/28/2005  Sandra Wheeler              USA            100,000          30.00
10/28/2005  Patricia Sizemore           USA            100,000          30.00
10/28/2005  Bobbie Martin               USA            100,000          30.00
 11/8/2005  Yeo Chor Hwee           Outside USA     70,000,000      20,975.20
 11/8/2005  Javonne Lendg Siok Yee  Outside USA    170,000,000      50,939.77
 11/8/2005  Cheong Kin Keong        Outside USA    170,000,000      50,939.77
 11/8/2005  Liu Buong Keon          Outside USA     70,000,000      20,975.20
 11/8/2005  Poon Toon Neng          Outside USA    100,000,000      29,964.57
 11/8/2005  Choi Ping Yu            Outside USA     70,000,000      20,975.20
 11/8/2005  Roy Phay Boon Chye      Outside USA     50,000,000      14,982.29
 11/8/2005  David Koh Hiang Yong    Outside USA     56,000,000      16,780.16
 11/8/2005  Lee Ching Hsuin         Outside USA     45,000,000      13,484.06
 11/8/2005  Tan Tang Aik            Outside USA    170,000,000      50,939.77
 11/8/2005  Chong Ooi Min           Outside USA    170,000,000      50,939.77
 11/8/2005  Ting Tick Lee           Outside USA     70,000,000      20,975.20
11/23/2005  Janie Meier                 USA          5,000,000       2,000.00
11/23/2005  Jack Zufelt                 USA        325,000,000     130,000.00
11/23/2005  Teray Stephans              USA         15,000,000       6,000.00
12/20/2005  Alana Semple                USA            100,000          30.00
12/20/2005  Totsie Wesley               USA             50,000          15.00

            Total                                2,308,780,000     719,812.88

     The use of the proceeds from the sale of our securities and issuance of notes were for general working capital needs and the repayment of debt.

     The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act. All of the investors took their securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to accredited investors or sophisticated investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

     All purchasers were provided with access to our filings with the SEC, including the following:

- Our annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by the purchaser in writing, a copy of our most recent
     Form  10-KSB  under  the  Exchange  Act.

- The information contained in an annual report on Form 10-KSB under the Exchange Act.

- The information contained in any reports or documents required to be filed by us under Sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

- A brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in our affairs that are not disclosed in the documents furnished.

STOCK  OPTIONS

     During the fiscal year ended December 31, 2005, Gateway issued stock options to Roger Pawson for 1,000,000,000 shares at an option price per share of $0.0001 for $100,000 in cash and to Donald Hansen for 690,000,000 shares at an option price per share of $0.0001 for $69,000 in cash.

SECTION  15(G)  OF  THE  EXCHANGE  ACT

     The shares of Gateway common stock are covered by Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell Gateway securities to persons other than established customers and accredited investors.

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

     Gateway common stock may be subject to the foregoing rules. The application of the "penny stock" rules may affect Gateway stockholders' ability to sell their shares because some broker-dealers may not be willing to make a market in Gateway common stock because of the burdens imposed upon them by the "penny stock" rules.

     The following table provides information about purchases by Gateway and affiliated purchasers during the quarter ended December 31, 2004 of equity securities that are registered by Gateway pursuant to Section 12 of the Securities Exchange Act of 1934:

               SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
                    (a)              (b)             (c)               (d)
               --------------  ---------------  --------------  -----------------
                                                                     Maximum
                                                                   number (or
                                                 Total number      approximate
                                                of shares (or   dollar value) of
                                                    units)         shares (or
                                                 purchased as    units) that may
                                                   part of           yet be
                Total number    Average price      publicly         purchased
               of shares (or      paid per        announced      under the plans
                   units)      share (or unit)     plans or        or programs
                 purchased                         programs
   Period
-------------  --------------  ---------------  --------------  -----------------
October 2005              -0-              -0-             -0-                -0-
November 2005             -0-              -0-             -0-                -0-
December 2005             -0-              -0-             -0-                -0-
               --------------  ---------------  --------------  -----------------
Total                     -0-              -0-             -0-                -0-
               ==============  ===============  ==============  =================

ITEM 6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

FORWARD-LOOKING INFORMATION

     Much of the discussion in this Item is "forward looking." Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in Gateways filings with the Securities and Exchange Commission.

     There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, the ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and the ability to generate sufficient revenues to cover operating losses and position Gateway to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Management believes the information contained in this Form 10-KSB to be accurate as of the date hereof. Changes may occur after that date. Gateway will not update that information except as required by law in the normal course of its public disclosure practices.

MANAGEMENT'S PLAN OF OPERATION

STRATEGY

     Gateway plans to continue capitalizing on its strong operating platform and intends to pursue a growth strategy comprised of the following four principal elements:

     Expansion of Product Offerings and Development of New Product Lines. The Right Solution Gateway, main subsidiary of Gateway Distributors, Ltd., is committed to expanding its product line by developing and offering new products and introducing existing products into markets where they are not currently offered. The timely introduction of new, high quality products creates sales opportunities for distributors, and also serves to generate enthusiasm among distributors and provide them with additional promotional opportunities to sell other Company products. The Right Solution Gateway has made the decision to concentrate on its top selling products that focus on three things: 1) cleansing the body from toxins; 2) feeding the body on a cellular level; and 3) living ones dreams. With more than 70% of the food that is consumed in the world being genetically altered, management believes that the market for its products will continue to grow.

     Mergers and Acquisitions. Gateway's business plan includes growth through mergers and acquisitions. Gateway intends to continue to look for opportunities to merge or purchase smaller companies that have active distributors and sales volumes, or purchase new products to diversify the Company sales market. The Right Solution Gateway has two strategies for growth. 1) The continuation of the existing strategy to target companies that are in trouble financially, lacking product inventories, but which have active distributors and sales. 2) Purchase the rights to existing products that have either a recognized brand name or have been successfully marketed in the past with continued need in the marketplace, requiring only market exposure to generate new sales.

     Expansion Into New Markets. Gateway's business plan for 2006 is to focus on growth in the USA and placing less emphasis on international expansion. If international clients desire to purchase products on a wholesale basis, Gateway will gladly provide these products. Gateway believes there are numerous additional markets in which its products may prove successful. Gateway evaluates new markets based, in part, on Gateway's ability to create a distributor base in the potential markets or markets for the product wholesale. In determining when and where to open new markets, Gateway will continue to seek to minimize the impact on distributor focus in existing markets and to ensure that adequate distributor support services and other Company systems are in place to support the growth. Although Gateway intends to expand into new markets, there can be no assurance that Gateway can open markets on a timely basis or that such new markets will prove to be profitable. Significant regulatory and legal barriers must be overcome before marketing can begin in any new market. In addition, expansion of Gateway's operations into new markets requires substantial working capital and capital expenditures associated with both the regulatory compliance and operations phases of the process. The lead-time and costs associated with opening anticipated new markets may significantly exceed those of entering new markets in the past due to greater regulatory barriers, the necessity of adapting to entirely new regulatory systems, and problems related to entering new markets with different cultural bases and political systems from those encountered in the past. Gateway is informed that the lead-time necessary to open a new market is generally up to one year, but may be more.

     Management has determined to refocus its time, energy, and financial investments into its core business going forward and believes that QDS of Arizona will detract from that emphasis. Therefore, the Company is evaluating whether to sell its interests in QDS of Arizona.

     Enhancement of Sales and Motivational Training. Gateway will continue to seek increased sales opportunities through its network marketing system by utilizing extensive training and motivational programs. The Right Solution Gateway will also hold regional meetings throughout the United States. Gateway has hired Jack Zufelt and other network marketing leaders in the industry to run the training of the company. The starting kits have training material along with product which will allow the new distributor to get started quicker. The Company continues to spend a significant amount of money and time on the internet website. Management feels that the support of the world wide web is a core competency to the success of its business, unlike ten years ago. In addition, Gateway will continue to conduct conferences, seminars, and one on one training.

     Gateway has acquired the licensing rights to Jeunesse by Francois from the Chelsea Collection. Jeunesse by Francois is a seventy five year old skin care formula from Romania which was originally derived from the G-H-3 formula of Dr. Anna Aslan. Mr. Francois Vautour brought the formula to America and updated the product based upon newer technologies in skin care. An infomercial was produced to introduce the new product which hasn't received the desired marketing response. The product is being offered to the distributors in the network marketing arena, and plans for the future are to wholesale the product through retail chains under the G-H-3 lines. We hope to expand the customer base and increase sales. Gateway, through the licensing agreement it has with the Chelsea Collection, is opening clinics offering G-H-3 Internal Rejuvenation Therapy currently. Two thirds of The Chelsea Collection is owned by the officers of Gateway. In the agreement the Company has with Chelsea Collection, the Company will have the opportunity to acquire the same Francois Vautour skin care line from Chelsea Collection for virtually the same price and terms as Chelsea Collection is buying it from Francois Vautour.

     Gateway extended its agreement with PT. Mahakam Beta Farma in Indonesia. They are purchasing the Body Gard product and have it in their pharmacies throughout the country. PT. Mahakam Beta Farma is working on approval by the Indonesian government for the future distribution of SuperFood.

     Gateway has received its first shipment of product that has been signatured and licensed by Pete Rose and affiliates and is available for sale.

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

     Within the United States, distributors may earn profits by purchasing The Right Solution Gateway's products at wholesale prices (which are discounted 40% from suggested retail prices) and selling The Right Solution Gateway's products to customers at suggested retail prices. All distributors, both inside and outside the United States, who sponsor new distributors and establish their own downline organizations may earn commissions on product sales on their downline.

     To become a distributor, a person must be enrolled by an existing distributor, pay an annual fee (which is currently $15.00 or first time enrollees may join over the world wide web at no cost), and be placed into a Tracking Center, which is a point from which The Right Solution Gateway "tracks" the sales volume of the distributor and the sales volume of a distributor's downline organization. Each distributor can have three legs in their organization and commissions are based on volume requirements of these legs. The strongest performing leg is the 1st leg, the second strongest is the 2nd leg and all other legs make up the third leg. In order to receive any commissions or bonuses a distributor must make an initial purchase of $100 in personal purchase volume. To maintain qualification for any commissions or bonuses, a distributor must purchase a minimum of $100 to $150 depending on total qualifying volume of The Right Solution Gateway's products every month. All distributors are allowed to participate in The Right Solution Gateway's growth by sponsoring new distributors.

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

     Marketing. Each distributor is responsible for sales of The Right Solution Gateway's product within his or her downline. The Right Solution Gateway relies on word of mouth from previous or existing customers for its primary advertising. The Right Solution Gateway has developed sales materials, which have been professionally prepared by a graphic designer and reviewed for regulatory compliance. These sales materials include product descriptions. Most of the information that a distributor needs to do his or her business can be found on the website.

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

     The multilevel marketing plan "Every One Wins" is designed to expedite the possibility of earning monthly incomes while the distributor builds a business, where most companies take months for their distributors to realize comparable incomes. The average person in this industry can start as a distributor for The Right Solution Gateway and realize incomes rather quickly.

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

     "The Right Solution will distribute the finest life-enhancing products in the world. Through effective leadership, management and entrepreneurial marketing, together will provide an opportunity to all Team Members, customers, employees and Stockholders to earn a fair profit on their investment of time and or money."

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

     The Company brought on a full time Compliance Officer in 2004 to assure that all of its correspondence, marketing material, and the website meet all regulations and compliance requirements.

     All of Gateway's products are provided by outside companies. Gateway has agreements in place with all of its current manufactures that assure availability for it anticipated growth. Gateway's ownership of product formulations and trademarks for substantially all of Gateway's nutritional products gives Gateway a great deal of protection from competition.

     Gateway's ability to enter new markets and sustain satisfactory levels of sales in each market has been in the past and is likely to continue to be dependent in significant part upon its own ability and the ability of its manufacturers to develop new products and reformulate existing products for introduction into Gateway's markets. Since 1998, Gateway has significantly expanded its in-house product research and development and product formulation staff, which now consists of an employee of Gateway, its Medical Advisory Board, outside advisor, and manufacturers, who are increasingly involved in such activities.

     Gateway owns the proprietary rights to substantially all of its health and nutritional supplements, formulations and trademarks. Gateway has formed several alliances with its manufacturers to assure, among other things, that the products are organically grown and that inventory levels will remain constant.

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

TRADEMARKS

     Gateway has received federal trademark registration for THE RIGHT SOLUTION(R). Gateway intends to continue to seek trademark protection for a number of the products and brand names under which Gateway's products are marketed, where applicable. There can be no assurance that such protection will be obtained. Gateway will be required to rely upon common law concepts of confidentiality and trade secret laws to protect its product formulations. There can be no assurance that the foregoing will protect the formulations or provide adequate remedies for Gateway in the event of unauthorized use or disclosure of such formulations, or that others will not be able to independently develop such formulations. Gateway's product formulations are not protected by patents and are generally not patentable. Gateway intends to obtain international trademarks as Gateway enters foreign markets. Trademark registrations are either issued or pending in the United States Patent and Trademark Office and in comparable agencies in many other countries. Gateway considers its trademarks and trade names to be an important factor in its business.

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

     The FTC, which exercises jurisdiction over the advertising of all Gateway's products, has in the past several years; instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials, such as those, which are utilized by Gateway. While Gateway has not been the target of FTC enforcement action for the advertising of its products, there can be no assurance that the FTC will not question Gateway's advertising or other operations in the future. In November of 1998, the FTC issued a guide for the dietary supplement industry, describing how the FTC applies the law, which it administers to dietary supplements advertisements. It is unclear whether the FTC will subject such advertisements, including those of Gateway, to increased surveillance to ensure compliance with the principles set forth in the guide

     The Right Solution Gateway's principal suppliers are American Nutritional Corporation, Best Formulations, Botanical Blessings, Nutranomics, Paragon Labs and Robinson Pharma. Lead times for product delivery range from 4 to 10 weeks.

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

YEAR 2005 COSTS AND CHANGES IN FINANCIAL CONDITIONS

     Sales for the year ended December 31, 2005 decreased $384,000 to $770,000, from sales of $1,154,000 for the year ended December 31, 2004. The decrease in sales was a result of Quality Distribution Services (QDS) sales being included during 2004, but excluded in 2005. Quality Distribution Services is now being recognized as an investment.

     Gross profit of $599,000 for the year ended December 31, 2005, was $211,000, or 26% lower than the gross profit of $810,000 for the year ended December 31, 2004. As a percentage of sales, gross profit for 2005 as compared to the same period in the prior year increased approximately 8% from 70% to 78%. The increase in gross profit as a percentage of sales primarily resulted from an decrease in costs of goods sold. The decrease in costs of goods sold reflects that the percentage of cost of goods on the products of Quality Distribution services was higher than that paid by The Right Solution Gateway.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses, as a percentage of sales, were 373% for 2005 as compared to 805% for the same period in 2004. Selling, general, and administrative expenses for the period ended December 31, 2005, decreased $6,389,000 , 379%, to $2,915,000 from $9,305,000 in the year ending
December 31, 2004. The decrease in these expenses resulted primarily from reduction in the amount of outside consulting paid with stock to certain consultants hired to assist Gateway with acquiring additional operations, real estate, product research and marketing plans.

LOSSES

     Gateway had a net loss of $904,000 for the year ended December 31, 2005, compared to a net loss of $7,394,000 in 2004. Gateway had a loss from operations of $2,316,000 in 2005 compared to a loss from operations of $8,495,000 in 2004. Gateway's substantial decrease in losses from operations and net losses were attributable to a significant decrease in payments to consultants both in cash and in stock for services as reported in selling, general and administrative expenses and also to the sale of real estate at a gain.

LIQUIDITY AND CAPITAL RESOURCES

     Gateway's working capital needs and capital expenditure requirements have decreased as a result of decreased cost associated with hiring outside consultants. Required working capital and capital expenditure requirements are expected to be met from cash flows from operations, potential future acquisitions, borrowings, and the sale of Gateway's equity securities. For fiscal year 2005, Gateway's working capital decreased $647,000, or 224% deficit decrease to a positive $289,000 at December 31, 2005 from a negative $358,000 at December 31, 2004. This decrease was primarily attributable to real estate sales, an Employee Stock Incentive Program and sale of equity securities.

     For fiscal year 2005, Gateway's operations used cash flow of $-1,123,000 compared to net cash used of $4,479,000 for the previous fiscal year, a decrease in cash used of $5,602,000.

     Gateway had a cash flow from investing activities of $-179,000 in 2005, as compared to a negative cash flow of $4,960,000 in 2004.

     Gateways stockholders equity (deficiency) improved $405,000 to a positive stockholders equity of $763,000 in 2005 from $358,000 in 2004.

     Cash, cash equivalents and marketable securities totaled $93,000 at December 31, 2005 compared to $37,000 at December 31, 2004, an increase of $56,000.

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

     Gateway relied heavily on the issuance of its common stock to pay consultants and other professionals pursuant to Form S-8 registration statements during 2004 and 2005. The result of such issuances was a massive dilution and a precipitous decline in the price of Gateway's common stock resulting in five reverse stock splits, one in the first half of 2003 for 3,000 to 1, one in the second quarter of 2004 for 900 to 1, one in the third quarter of 2004 for 1,000 to 1, one in the last quarter of 2004 for 1,000 to 1 and one in the first quarter of 2005 for 500 to 1. In 2003 an Employee Stock Incentive Plan (ESIP) was set up and through stock issues to the public, Gateway raised $6,907,000 in 2004, $237,000 in 2005 and $0 to date in 2006 in cash to provide the vehicle to finance activities. Based upon Gateway's current financial situation and intention of procuring and marketing new products, it is likely that Gateway may rely heavily on the issuance of its shares to pay consultants and other professionals during 2006.

CRITICAL  ACCOUNTING  POLICIES

     The preparation of Gateway's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. Gateway bases estimates and judgments on historical experience and on various other assumptions management believes to be reasonable under the circumstances. Future events, however, may differ markedly from current expectations and assumptions. While there are a number of significant accounting policies affecting Gateway's consolidated financial statements, management believes the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

     The Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. Based upon the information at the Company's disposal, Management elected not to adjust the value of goodwill after making the annual review. In the future if there is a justification for making an adjustment, the Company will do so.

     Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the consolidated financial statements.
SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on the consolidated results of operations and financial position. We adopted SFAS No. 143 effective January 1, 2005.

     SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on the consolidated financial statements.

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the financial position or results of operations.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the financial position or results of operations.

     In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this statement did not have a material impact to the financial position or results of operations as the Company has not engaged in either of these activities.

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

     In  April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the results of operations or financial position.

OFF-BALANCE  SHEET  ARRANGEMENTS

     The Company does not have any off-balance sheet arrangements.

ITEM 7.  FINANCIAl  STATEMENTS.

     The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-17.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     As reported in the Current Report on Form 8-K filed on March 24, 2006, on March 20, 2006, the Company terminated Madsen & Associates, CPA's Inc. ("Madsen & Associates") as the principal accountants engaged to audit the Company's financial statements. M&A were terminated, effective as of March 20, 2006.

     Madsen & Associates reports on the Company financial statements for the years ended December 31, 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Madsen & Associates report for the years ended December 31, 2004 and 2003 raised substantial doubt about the Company's ability to continue as a going concern. Madsen & Associates were not engaged as the Company's independent auditors for the fiscal year ended December 31, 2002. Sellers and Andersen, LLC served as the Company independent auditors for the fiscal year ended December 31, 2002. On February 18, 2004, Sellers and Andersen resigned from the client-auditor relationship with the Company. Form 8-K was duly filed by the Company on February 25, 2004 to reflect a change in the Company certifying accountant.

     The decision to change accountants was recommended and approved by the Company's Board of Directors.

     During the two most recent fiscal years and any subsequent interim period through March 20, 2006, there have not been any disagreements between us and Madsen & Associates on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Madsen & Associates, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods.

     On March 20, 2006, the Company engaged Lawrence Scharfman, CPA PC ("Scharfman") certified public accountant, as an independent accountant to report on the balance sheet as of December 31, 2005, and the related combined statements of income, stockholders' equity and cash flows for the year then ended. The decision to appoint Scharfman was approved by the Board of Directors.

     During the Company's two most recent fiscal years and any subsequent interim period prior to the engagement of Scharfman, neither Management nor anyone on the Company's behalf consulted with Scharfman regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on Scharfman's financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event," as those terms are defined in Regulation S-K, Items 304(a)(1)(iv) and 304(a)(1)(v).

     We provided Madsen & Associates with a copy of the disclosures contained in the Company's Current Report on Form 8-K, filed with the Commission on March 24, 2006. Madsen & Associates responses were filed as an exhibit to the Company's Form 8-K, filed with the Commission on March 24, 2006.

ITEM 8A.  CONTROLS  AND  PROCEDURES.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Gateway in the reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Gateway in the reports that are filed under the Exchange Act are accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Annual report, Gateway conducted an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer, of the disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, the chief executive officer and chief financial officer concluded that Gateway's disclosure controls and procedures are effective to ensure that information required to be disclosed by Gateway in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. There was no change in Gateway internal controls, which are included within disclosure controls and procedures, during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, Gateway internal controls.

ITEM 8B.  OTHER  INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Company's directors and executive officer are:

NAME               AGE                     POSITION                      POSITION HELD SINCE
-----------------  ---  -----------------------------------------------  -------------------
Richard A. Bailey   50     President, Chief Executive Officer and               1993
                             Chairman of the Board of Directors
Florian R. Ternes   57  Director, Chief Operating Officer and Secretary         1995

     Gateway executive officers are elected annually by the board of directors. There are no family relationships among the directors and executive officers.

     Richard A. Bailey has served as the Chairman, Chief Executive Officer, and President since inception in May 1993. In 1981, Mr. Bailey purchased a small, local mobile wash company in North Las Vegas, Nevada. He expanded operations to include aviation services, growing the company from two employees in 1981 to in excess of three hundred by 1988. He served as president of the business as it grew to $7,000,000 a year in revenue, operating in twenty-seven cities throughout the United States. In 1990, Mr. Bailey became involved in the network marketing/direct selling business. In 1997, Mr. Bailey elected to sell the aviation company to International Total Services in order to devote one hundred percent of his time to Gateway. Mr. Bailey will serve as director until the next annual shareholders meeting.

     Florian R. Ternes has served as Chief Operating Officer and Secretary since 1995. He became a director in 1999. He began his career in the airline industry and became City Vice President of Continental Airlines, Denver, Colorado hub in 1989, where he managed approximately 7,500 employees with a budget of $250 million. His airline career involved running several large hubs for various airlines which included the Northwest International Gateway in Los Angeles, the Detroit Hub for Republic Airlines, the Denver Hub for Continental Airlines. In 1995, he left the airline industry to join Richard A. Bailey in other business opportunities. As one of those ventures, he became president of a nutritional company generating revenues in excess of $13,000,000 a year. After assisting in completing its successful public offering, he resigned in January 1998 to join Gateway on a full-time basis.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the Exchange Act, the directors and certain of the officers, and persons holding more than 10 percent of Gateway common stock are required to file forms reporting their beneficial ownership of Gateway common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish management with copies of all forms so filed.

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, the forms were filed timely for the year ending December 31, 2005.

CODE OF ETHICS

     The Company has adopted a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

- Full, fair, accurate, timely, and understandable disclosure in reports and documents that Gateway files with, or submits to, the SEC and in other public communications made by Gateway;

-    Compliance  with  applicable  governmental  laws,  rules  and  regulations;

- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-    Accountability  for  adherence  to  the  code.

     A copy of Gateway's code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions was filed as an exhibit to the Company's Annual report for the year ended December 31, 2003, filed with the Commission on April 14, 2004. Management posted a copy of the code of ethics on the Company's website at http://www.rightsolution.com.

     The Company will provide to any person without charge, upon request, a copy of the code of ethics. Any such request should be directed to the Company corporate secretary at 2555 E Washburn Ave, North Las Vegas, Nevada 89081.

ITEM 10.  EXECUTIVE  COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

SUMMARY  COMPENSATION  TABLE

     The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to Gateway Distributors, Ltd. and subsidiaries:

---------------------------------------------------------------------------------------------------------------
                                ANNUAL COMPENSATION               LONG TERM COMPENSATION
                          -------------------------------  -------------------------------------
                                                                    AWARDS              PAYOUTS
                                                           --------------------------  ---------
                                                           RESTRICTED    SECURITIES
                                            OTHER ANNUAL     STOCK       UNDERLYING      LTIP       ALL OTHER
NAME AND PRINCIPAL         SALARY   BONUS   COMPENSATION    AWARD(S)    OPTIONS/SARS    PAYOUTS   COMPENSATION
    POSITION        YEAR    ($)      ($)         ($)           ($)           (#)          ($)          ($)
---------------------------------------------------------------------------------------------------------------
Richard A. Bailey   2002    84,000   -0-         -0-         20,000          -0-          -0-          -0-
                    2003   101,500   -0-         -0-          3,163          -0-          -0-          -0-
                    2004   216,000   -0-         -0-         16,571          -0-          -0-          -0-
                    2005   240,000   -0-         -0-          5,000          -0-          -0-          -0-

Florian R. Ternes   2002    73,500   -0-         -0-         20,000          -0-          -0-          -0-
                    2003    89,500   -0-         -0-          3,163          -0-          -0-          -0-
                    2004   186,000   -0-         -0-         20,817          -0-          -0-          -0-
                    2005   204,000   -0-         -0-          5,100          -0-          -0-          -0-
---------------------------------------------------------------------------------------------------------------

     Gateway pays to the officers and directors their traveling expenses, hotel, food, car allowance and $300 for each board meeting. Stock options and dividends will be a consideration in the future, based on profitability of Gateway.

EMPLOYMENT  AGREEMENTS

     Gateway entered into an employment agreement (the "Bailey Employment Agreement") with Richard A. Bailey, the president and chief executive officer, dated May 1, 1999. The Bailey Employment Agreement provides termination of the employment at the will of either Gateway or Mr. Bailey. The Bailey Employment Agreement provides for a base salary of $100,000 annually commencing May 1, 1999, which shall be reviewed periodically. Such review did in 2003 result in an increase and the car allowance included in the May 1, 1999 agreement was implemented during 2003 for Mr. Bailey. In the event Gateway is unable to pay the annual salary, Gateway will issue to Mr. Bailey one share of the Company's Common Stock for each dollar owed at the end of the fiscal year. In the event that Mr. Bailey's employment is terminated as a result of (a) his retirement under the retirement program, (b) his disability resulting in absence from his duties to Gateway on a full-time basis for over one year, c) his death, (d) a material reduction in his responsibilities or title, or (e) a reduction of his cash compensation by more than 10 percent below the highest annual salary from time to time in effect, Gateway is obligated to pay to Mr. Bailey, as severance and/or liquidated damages, an amount equal to one and one-half times his highest annual earnings during his employment with Gateway each year for a period of five years. Effective April 10, 2004, Mr. Bailey agreed to a salary of $240,000 annually with the remainder of the agreement remaining in force.

     Gateway entered into an employment agreement (the "Ternes Employment Agreement") with Florian R. Ternes, the Secretary and Chief Operating Officer, dated May 1, 1999. The Ternes Employment Agreement provides termination of the employment at the will of either Gateway or Mr. Ternes. The Ternes Employment Agreement provides for a base salary of $85,000 annually commencing May 1, 1999, which shall be reviewed periodically. Such review did in 2003 result in an increase, and the car allowance included in the May 1, 1999 agreement was implemented during 2003 for Mr. Ternes. In the event Gateway is unable to pay the annual salary, Gateway will issue to Mr. Ternes one share of the Company's Common Stock for each dollar owed at the end of the fiscal year. In the event that Mr. Ternes' employment is terminated as a result of (a) his retirement under the retirement program, (b) his disability resulting in absence from his duties to Gateway on a full-time basis for over one year, (c) his death, (d) a material reduction in his responsibilities or title, or (e) a reduction of his cash compensation by more than 10 percent below the highest annual salary from time to time in effect, Gateway is obligated to pay to Mr. Ternes, as severance and/or liquidated damages, an amount equal to one and one-half times his highest annual earnings during his employment with Gateway each year for a period of five years. Effective April 10, 2004, Mr. Ternes agreed to a salary of $204,000 annually with the remainder of the agreement remaining in force.

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

                                                                                                NUMBER OF SECURITIES REMAINING
                                 NUMBER OF SECURITIES TO BE                                     AVAILABLE FOR FUTURE ISSUANCE
                                  ISSUED UPON EXERCISE OF        WEIGHTED-AVERAGE EXERCISE        UNDER EQUITY COMPENSATION
                               OUTSTANDING OPTIONS, WARRANTS   PRICE OF OUTSTANDING OPTIONS,     PLANS (EXCLUDING SECURITIES
                                         AND RIGHTS                 WARRANTS AND RIGHTS            REFLECTED IN COLUMN (A))
      PLAN CATEGORY                         (a)                             (b)                              (c)
-----------------------------  ------------------------------  ------------------------------  --------------------------------
Equity compensation plans              26,700,000,000                                                   6,194,150,000
approved by security holders
Equity compensation plans not               -0-                              N/A                             N/A
approved by security holders
Total                                  26,700,000,000                         $                         6,194,150,000

Gateway currently has 25,000,000,000 shares of common stock authorized for issuance. The number of shares authorized for issuance under the Equity Compensation Plans is larger than the number of the Company's authorized common shares, because the number of shares registered under the Equity Compensation Plans is not affected by a change in the Company's capital structure, such as a reverse split.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2005, information concerning ownership of Gateway securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of Gateway common stock;

- Each person who owns beneficially outstanding shares of Gateway preferred stock;

-    Each  director;

-    Each  named  executive  officer;  and

-    All  directors  and  officers  as  a  group.

                                            COMMON SHARES               PREFERRED SHARES
                                            BENEFICIALLY OWNED (2)      BENEFICIALLY OWNED (2)
                                            --------------------------  -----------------------------
NAME OF BENEFICIAL OWNER (1)                   NUMBER       PERCENT         NUMBER         PERCENT
------------------------------------------  ------------  ------------  --------------  -------------
Richard A. Bailey . . . . . . . . . . . .         24,001          0.00   5,486,000 (3)      36.64 (3)
Florian Ternes . . . . . . . . . . . . . .    23,024,012          0.32   9,486,000 (3)      63.36 (3)
                                            ------------  ------------  --------------  -------------
All directors and executive officers as a
group (two persons) . . . . . . . . . . . .   23,048,013          0.32  14,972,000 (3)     100.00 (3)
                                            ============  ============  ==============  =============

---------------
* Less than one percent.
(1) Unless otherwise indicated, the address for each of these stockholders is c/o Gateway Distributors, Ltd, 2555 E Washburn Ave, N Las Vegas, Nevada 89081. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of common stock which he or she beneficially owns.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of the date of this report, 7,217,010,636 shares of the Company's common stock were issued and outstanding, 14,972,125 shares of the Company's Series A preferred stock were issued and outstanding and 15,000,000 shares of the Company's Series B preferred stock were issued and outstanding.
(3)  Series  A  Preferred  Stock.

     There are no arrangements, known to Gateway, including any pledge by any person of Gateway securities, the operation of which may at a subsequent date result in a change in control of Gateway Distributors, Ltd.

     There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     December 10, 2002, the Gateway Board of Directors authorized the issuance of 7,000,000 shares of restricted common stock to Neptune Communications, Inc. in conjunction with a non-dilution agreement with Neptune dated December 10, 2002. Florian Ternes, one of Gateway's officers and directors, is the sole shareholder, officer and director of Neptune. Following the reverse splits of Gateway common stock, the 7,000,000 shares of Gateway common stock have been reduced to 1 share of Gateway common stock.

ITEM 13.  EXHIBITS.

EXHIBIT NO.                              IDENTIFICATION OF EXHIBIT
-----------  --------------------------------------------------------------------------------------------------------
3.1**        Articles of Incorporation.
3.2**        Amended and Restated Articles of Incorporation.
3.3**        Articles of Amendment to the Articles of Incorporation, filed effective on June 28, 2004.
3.4**        Certificate of Change, filed effective on September 3, 2004.
3.5**        Articles of Amendment to the Articles of Incorporation, filed effective on October 4, 2004.
3.6**        Certificate of Amendment to the Certificate of Designation for the Series A Preferred Stock, filed effective on November 9, 2004.
3.7**        Certificate of Designation for the Series B Preferred Stock, filed effective on January 18, 2005.
3.8**        Amended By-laws.
10.01*       Agreement between The Chelsea Collection, Inc and Gateway Distributors, LTD, dated January 27, 2005.
10.02*       Asset Purchase Agreement between Los Cabos Beverage and Blaine Wendtland, dated February 28,
             2005.
10.03*       Aspen Cove Resort Asset Purchase Agreement between Gateway Venture Holdings and Cal-Bay
             International, dated April 18, 2005.
10.04*       Residential Property Asset Purchase Agreement between Gateway Venture Holdings and Cal-Bay
             International, dated April 18, 2005.
10.05*       Consulting Agreement between Gateway Distributors, LTD and Roger Pawson, dated April 21, 2005.
10.06*       Amendment to Aspen Cove Resort Asset Purchase Agreement between Gateway Venture Holdings and
             Cal-Bay International, dated April 19, 2005 .
10.07*       Consulting Agreement between Gateway Distributors, LTD and Andrew E. Mercer, dated April 21, 2005.
10.08*       Consulting Agreement between Gateway Distributors, LTD and Stephanie M. Burruss, dated April 21,
             2005.
10.09*       Distributor Agreement between The Right Solution Gateway and Chris Rucker, dated August 15, 2005
10.10*       Consulting and Marketing agreement between The Right Solution Gateway and Chris Soule.
10.11*       Investment Agreement between Gateway Distributors, LTD and Ting Lick Tee, dated September 21,
             2005.
10.12*       Investment Agreement between Gateway Distributors, LTD and Yap Siew Sin, dated September 21, 2005.
10.13*       Agreement between The Right Solution Gateway and David Mastrangelo, dated December 19, 2005.
10.14*       Consulting Agreement between Gateway Distributors, LTD and Steven Knoller, dated February 14, 2006.
10.15*       Stock Option Agreement between Gateway Distributors, LTD and Roger Pawson, dated March 21, 2005.
14**         Code of Ethics.
21*          List of Subsidiaries
31.1 *       Certification of Richard A. Bailey, Chief Financial Officer and Chief Executive Officer of Gateway
             Distributors, Ltd., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley
             Act of 2002.
32.1 *       Certification of Richard A. Bailey, Chief Financial Officer and Chief Executive Officer of Gateway
             Distributors, Ltd., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley
             Act of 2002.

---------
**     Previously Filed
*     Filed Herewith

ITEM 14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

AUDIT FEES

     Gateway's Audit Committee has selected Lawrence Scharfman, CPA PC as its independent accountant for the current fiscal year. For the fiscal years ended December 31, 2004 and 2003 Madsen & Associates CPA's, Inc. ("Madsen") served as Gateway's independent accountants. Madsen served as Gateway's independent accountants part of the year, before Gateway changed to Scharfman. The audit services provided by Scharfman and Madsen consist of examination of financial statements, services relative to filings with Securities and Exchange Commission, and consultation in regard to various accounting matters. The following table presents the total fees paid for professional audit and non-audit services rendered by the independent auditors for the audit of Gateway annual financial statements for the years ended December 31, 2005 and December 31, 2004 and fees billed for other services rendered by the independent auditors during those periods.

                        Fiscal Year Ended   Fiscal Year Ended
                        December 31, 2005   December 31, 2004
                        --------------------------------------
Audit Fees (1)          $          121,220  $           55,750
Audit-Related Fees (2)                 N/A                 N/A
Tax Fees (3)                           N/A                 N/A
All Other Fees (4)                     N/A                 N/A
Total                   $          121,220  $           55,750

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

     Gateway's Board has determined that the services provided by the independent auditors and the fees paid to them for such services has not compromised the independence of the independent auditors.

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

                                        GATEWAY DISTRIBUTORS, LTD.

Date: April 14, 2006.
                                        By /s/ Richard A. Bailey
                                          --------------------------------------
                                           Richard A. Bailey,
                                           Chief Financial Officer and
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                         Title                       Date
      ---------                         -----                       ----
/s/ Richard A. Bailey     Chief Executive Officer, Director     April 14, 2006
---------------------        and Chief Financial Officer
  Richard A. Bailey

  Florian R. Ternes                 Secretary and               April 14, 2006
---------------------                 Director
  Florian R. Ternes

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                       FINANCIAL STATEMENTS AND SCHEDULES

                                     GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES

                                                                        --------

                                                            FINANCIAL STATEMENTS

                                                                        --------

                                                               DECEMBER 31, 2005

                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES

                                    --------

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    --------

                                December 31, 2005

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


Financial Statements:

  Balance Sheet                                                F-2

  Statement of Operations                                      F-4

  Statement of Changes in Stockholders' Equity (Deficiency)    F-5

  Statement of Cash Flows                                      F-6

  Notes to Financial Statements                                F-8

LAWRENCE SCHARFMAN & CO., CPA PC
                                               CERTIFIED PUBLIC ACCOUNTS
18 E SUNRISE HIGHWAY,#203                            9608 HONEY BELL CIRCLE
FREEPORT, NY11520                                    BOYNTON BEACH FL,33437
TELEPHONE:(516) 771-5900                             TELEPHONE:(561) 733-0296
FACSIMILE:   (516) 771-2598                          FACSIMILE:   (561) 470-0613

Board of Directors & Audit Committee
Gateway Distributors, Ltd., and Subsidiaries
Las Vegas Nevada

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Gateway Distributors, Ltd. And Subsidiaries as of December 31,2005 and 2004, and the Related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gateway Disributors, Ltd. and Subsidiaries as of December 31,2005 and 2004, and the results of its consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                        LAWRENCE SCHARFMAN  CPA PC
                                        APRIL 12,2006

            GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
               AUDITED CONSOLIDATED BALANCE SHEET
                (CONDENSED FINANCIAL STATEMENTS)

                                                     December 31,
                                                         2005
                                                    --------------
                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $      93,305
  Accounts Receivable                                      23,756
  Inventories                                             373,276
  Due From Chelsea Collection                              90,000
  Property Held for Short Term Investment                       -
  Prepaids                                                      -
                                                    --------------
                              Total Current Assets        580,337
                                                    --------------

PROPERTY & EQUIPMENT
  Property and Equipment, at cost                         410,979
  (Less) accumulated depreciation and amortization       (327,818)
                                                    --------------
                        Total Property & Equipment         83,161
                                                    --------------

MINORITY INTEREST IN SUBSIDIARY                                 -
                                                    --------------

OTHER ASSETS
  Prepaid Advertising                                     230,572
  Product Awaiting Marketing                              183,650
  Formulas                                                536,500
  Investment in QDS of Arizona                            200,000
  Cal-Bay International Stock Held for Investment       1,361,005
  Chelsea Collection Stock Held for Investment            400,000
  Other Assets                                             40,768
                                                    --------------
                                Total Other Assets      2,952,495
                                                    --------------

Total Assets                                            3,615,993
                                                    ==============

               See Notes to Financial Statements

The accompanying notes are an integral part of the audited financial statements.

          GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
              AUDITED CONSOLIDATED BALANCE SHEET
               (CONDENSED FINANCIAL STATEMENTS)

                                                 December 31,
                                                     2005
                                                --------------
                    LIABILITIES

CURRENT LIABILITIES:

Accounts payable:
  Trade Regular                                 $     201,308
  Commissions                                               0
  Set aside for prior amounts due and payable         399,500
Accrued expenses:
  Payroll and employee benefits                       167,103
  Payroll taxes                                       142,925
  Interest                                            420,944
  Other                                                48,257
Stock Investors                                        94,078
Current maturities of long-term debt                1,378,615
                                                --------------
Total current liabilities                           2,852,730
                                                --------------

LONG-TERM DEBT                                              -

                                                --------------
Total Liabilities                                   2,852,730
                                                --------------

                STOCKHOLDERS' EQUITY

Preferred stock - $.001 par value
  Authorized - 400,000,000 shares
    Series A Preferred
      Authorized - 100,000,000 shares
      14,972,125 issued and outstanding                14,972
    Series B Preferred
      Authorized - 100,000,000 shares
      15,000,000 issued and outstanding                15,000
    No Series Designated Preferred
      Authorized - 200,000,000 shares
      Issued and outstanding - none
Common stock, - $.001 par value
  Authorized - 25,000,000,000 shares
  Issued and outstanding - 2,967,010,636            2,967,010
  Additional paid-in capital                       17,542,204
  Accumulated (deficit)                           (19,775,923)

                                                --------------
Net Stockholders' Equity                              763,263
                                                --------------

Total Liabilities & Stockholders' Equity        $   3,615,993
                                                ==============

              See Notes to Financial Statements

The accompanying notes are an integral part of the audited financial statements.

                              GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                             AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONDENSED FINANCIAL STATEMENTS)

                                                                          Year Ended      Year Ended
                                                                         December 31,    December 31,
                                                                             2005            2004
                                                                        --------------  --------------
SALES                                                                   $     769,759   $   1,153,893

COST OF SALES                                                                 170,580         343,744
                                                                        --------------  --------------

GROSS PROFIT                                                                  599,179         810,149
                                                                        --------------  --------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Depreciation Expense                                                         47,132         265,668
  Professional Services Not Classified Elsewhere                              783,556       1,545,671
  Development of Jeunesse by Francois Product Line                            497,863         655,757
  Product Development                                                         263,255       4,198,326
  All Other Selling, General and Administrative                             1,323,551       2,639,434
                                                                        --------------  --------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                          2,915,357       9,304,856
                                                                        --------------  --------------

INCOME (LOSS) FROM OPERATIONS                                              (2,316,178)     (8,494,707)
                                                                        --------------  --------------
OTHER INCOME (EXPENSE):
  Gain on Sale of Property held for short term investment                      37,139               -
  Gain on Sale of Property                                                  1,629,871               -
  Gain on Sale of Polar WearZ, Inc. (n.k.a. Chelsea Collection) Stock          50,000               -
  Debt Forgiveness Income                                                                   1,282,886
  (Loss) on Sale of Equipment                                                       -          (1,774)
  Additional (Loss) Incurred on 2002 Sale of Subsidiary                             -         (40,000)
  (Loss) on Grandma Hammans in Exchange for 51% of Los Cabos                        -         (31,144)
  (Loss) on Sale of Subsidiary - Los Cabos Beverage                            (8,256)              -
  (Loss) change in reporting QDS of Arizona as an investment                  (68,535)              -
  (Impairment)  reporting Subsidiary QDS of Arizona as an investment           (9,101)              -
  (Loss) on Sale of Valley Dr House                                           (26,024)              -
  (Loss) on Stock Investment                                                        -         (25,000)
  (Loss) on Auction Resale Items                                                    -         (13,228)
  Interest Expense                                                           (192,644)       (236,719)
   Other Income                                                                     -          93,243
                                                                        --------------  --------------
TOTAL OTHER INCOME (EXPENSE):                                               1,412,450       1,028,264
                                                                        --------------  --------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                                   (903,728)     (7,466,443)

MINORITY INTEREST                                                                   -          72,364
                                                                        --------------  --------------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX                            (903,728)     (7,394,079)
PROVISION FOR INCOME TAX                                                            -               -
                                                                        --------------  --------------

NET INCOME (LOSS)                                                       $    (903,728)  $  (7,394,079)
                                                                        ==============  ==============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                             $       (0.00)  $   (2,527.03)
                                                                        --------------  --------------

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF                                732,728,516           2,926
COMMON STOCK                                                            ==============  ==============

                                   See Notes to Financial Statements

The accompanying notes are an integral part of the audited financial statements.

                                            GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  FOR THE PERIODS ENDED SEPTEMBER 30, 2004 AND DECEMBER 31, 2005

                                        Preferred Stock           Common Stock
                                        Par Value $0.001        Par Value $0.001          Paid in
                                     ---------------------  -------------------------     Excess      Accumulated    Net Equity
                                       Shares     Amount       Shares        Amount       of Par       (Deficit)    (Deficiency)
                                     ----------  ---------  -------------  ----------  ------------  -------------  -------------
Balance - December 31, 2003             726,125  $     726              1  $        1  $ 7,737,264   $(11,478,117)  $ (3,740,126)

Common Stock Issued:
  For Services - Restricted Stock                                  48,010          48       36,642                        36,690
  For Services - Unrestricted Stock                                15,673          16    4,729,272                     4,729,288
  For Debt - Unrestricted Stock                                         -           -       25,000                        25,000
  For Cash                                                         34,906          34    6,696,802                     6,696,836

Preferred Stock Issued
  For Services - Restricted "A"
  Series                              4,246,000      4,246                                                                 4,246

(Loss) for the Period                                                                                  (7,394,079)    (7,394,079)

                                     ----------  ---------  -------------  ----------  ------------  -------------  -------------
Balance - December 31, 2004           4,972,125      4,972         98,590          99   19,224,980    (18,872,196)       357,855

Common Stock Issued:
  For Services - Restricted Stock                           1,975,100,042   1,975,100   (1,262,199)                      712,901
  Cancelled Not Sold                                         -242,749,998    -242,750       22,750                      (220,000)
  For Services - Unrestricted Stock                           853,400,002     853,400     (375,173)                      478,227
  For Cash                                                    381,162,000     381,160      (68,153)                      313,007
Loss for the Period                                                                                      (903,728)      (903,728)
Preferred Stock Issued
  Preferred Stock B                  15,000,000     15,000                                                                15,000
  Preferred Stock A                  10,000,000     10,000                                                                10,000

                                     ----------  ---------  -------------  ----------  ------------  -------------  -------------
Balance for December 31, 2005        29,972,125     29,972  2,967,010,636   2,967,009   17,542,205    (19,775,924)       763,262

                                                See Notes to Financial Statements

The accompanying notes are an integral part of the audited financial statements.

                   GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (CONDENSED INTERIM FINANCIAL STATEMENTS)

                                                   Year Ended      Year Ended
                                                  December 31,    December 31,
                                                      2005            2004
                                                 --------------  --------------
OPERATING ACTIVITIES:
Net Income                                       $    (903,728)  $  (7,394,079)
Adjustments to reconcile Net Income
  to net cash provided by operating activities:
  ACCOUNTS RECEIVABLE                                 (178,122)        (40,829)
  INVENTORY                                            120,923        (292,974)
  PREPAIDS                                              25,500         (25,500)
  ACCUMULATED DEPRECIATION                             (47,132)        276,979
  ACCOUNTS PAYABLE                                    (128,533)       (540,100)
  ACCRUED EXPENSES                                     (11,968)     (1,057,352)
                                                 --------------  --------------
Net cash provided by operating activities           (1,123,060)     (9,073,855)
                                                 --------------  --------------

INVESTING ACTIVITIES:
  DUE FROM CALBAY                                   (1,361,005)              -
  DUE FROM CHELSEA                                     (90,000)              -
  INVEST PINK SHEET SHELL                             (400,000)              -
  INVESTMENT PROPERTY                                  179,741        (179,741)
  STOCK SOLD RECEIVABLE                                 23,640         160,906
  DUE TO OTHER PARTY                                    (7,544)          7,544
  GENERAL                                                 (394)        (16,011)
  PRODUCTS PENDING                                       4,000        (418,222)
  GOODWILL & FORMULAS                                        -         129,996
  STOCK INVESTORS                                       94,078               -
  MINORITY INTEREST                                     72,364         (72,364)
  COMMON STOCK                                       2,917,715        (569,898)
  PAID IN CAPITAL                                   (1,636,575)     12,060,708
  PREF A STOCK                                          10,000           4,246
  PREF B STOCK                                          15,000               -
                                                 --------------  --------------
Net cash provided by investing activities             (178,980)     11,107,164
                                                 --------------  --------------

FINANCING ACTIVITIES:
  PROPERTY AND EQUIPMENT                             4,230,344      (4,483,586)
  CURRENT PORTION LONG TERM DEBT                       (55,121)       (286,266)
  LONG TERM DEBT                                    (2,820,033)      2,613,508
  ACCUMULATED DEFICIT                                    2,996          (2,996)
                                                 --------------  --------------
Net cash provided BY financing activities            1,358,186      (2,159,340)
                                                 --------------  --------------

Net cash Increase for period                            56,146        (126,031)

Cash at beginning of period                             37,159         163,190
                                                 --------------  --------------

Cash at end of period                            $      93,305   $      37,159
                                                 ==============  ==============

                        See Notes to Financial Statements

The accompanying notes are an integral part of the audited financial statements.

                      GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                            Year Ended    Year Ended
                                                           December 31,  December 31,
                                                               2005          2004
                                                           ------------  ------------
SUPPLEMENTAL DISCLOSURE

CASH PAID FOR:
  Interest                                                      192,645       236,719
  Taxes                                                               0             0

NON CASH INVESTING AND FINANCING ACTIVITIES

STOCK ISSUED FOR:
  Services                                                      862,022     4,770,224
  Debt                                                                0        25,000
  Investors                                                     338,009             0

FORMULA EXCHANGED FOR DEBT PAYOFF
  Payoff of Grandma Hamman's debt in exchange for formula             0       193,833

                          See Notes to Financial Statements

                           GATEWAY DISTRIBUTORS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

          On December 30, 2004, Gateway formed a 51% owned subsidiary, Los Cabos Beverage Inc ("Los Cabos") to handle the operations of the sale of private label water.

          On February 28, 2005, the sales of Los Cabos did not meet expectations and the Company entered into an agreement with Blaine Wendtland wherein he assumed all ownership and obligations and the Company terminated its commitments and relationships with Los Cabos and Blaine Wendtland.

          During 2005 and forward, the Company does not report the operations of Quality Distribution Services of Arizona ("QDS') in the financial statements, but recognizes it as an investment, not an equity position. Management has determined it to be in the best interest of the Company not to continue funding this joint venture. Negotiations are in process wherein the Company would dispose of its 51% interest.

          On June 2, 2005, the Company sold its wholly owned subsidiary, Aspen Cove Resort Incorporated ("ACR"), in combination with selling the property on which the property is located.

          On September 30, 2005, the Company sold its property which housed the corporate offices and warehouse located at 3220 Pepper Lane, Las Vegas, Nevada 89120. The Company has been utilizing space in that building while waiting for the new building to be ready for occupancy.

NOTE  2 - SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

          (a)  -  PRINCIPLES  OF  CONSOLIDATION
          -------------------------------------

          The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Grandma Hammans since August 15, 2002; the date of acquisition, The Right Solution Gateway incorporated January 7, 2003, Gateway Venture Holdings incorporated April 30, 2004, Aspen Cove Resort incorporated April 30, 2004 through the sale date of June 2, 2005, Quality Distribution Services of Arizona incorporated June 7, 2004 for the year 2004, and Los Cabos Beverage from December 21, 2004 its incorporation date, to February 28, 2005 when all commitments and obligations were terminated. All significant Intercompany transactions and balances have been eliminated in consolidation.

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

          Depreciation expense for the years ended December 31, 2005 and 2004 was $47,132 and $265,668, respectively.

          (h)  -  RECEIVABLE  ESIP  STOCK  PLAN
          -------------------------------------

          Stock sales through the Employee Stock Incentive Plan (ESIP) sold at year end are reported as a receivable rather than negative equity provided they are received within 60 days after year end. There were no funds due at year end.

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

          (k)  -  NET  (LOSS)  PER  SHARE  OF  COMMON  STOCK
          --------------------------------------------------

          The basic and diluted net income (loss) per common share in the accompanying statements of operations are based upon the net income
          (loss) divided by the weighted average number of shares outstanding during the periods presented. Diluted net (loss) per common share is the same as basic net (loss) per share because including any pending shares issued would be anti-dilutive.

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

          (m)  -  ADVERTISING  COSTS.
     ---------------------------

          The Company conducts nondirect response advertising for which the costs are expensed when incurred. Total advertising costs of $XXX,XXX and $339,873 were incurred for the years ended December 31, 2005 and 2004, respectively.

          (n)  -  REVENUE  RECOGNITION
          ----------------------------

          Revenue is recognized in the period in which the products are shipped.

          (o)  -  RECLASSIFICATIONS
          -------------------------

          Certain amounts in 2004 have been reclassified and represented to conform to the current financial statement presentation.

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

NOTE  3 - ASSET  PURCHASE  OF  GRANDMA  HAMMANS AND SUBSEQUENT SALE OF FORMULA:

          On August 15, 2002, the Company purchased all the assets, tangible and intangible, and operations of Los Cabos Freedom Movement, d.b.a. Grandma Hammans Specialty Foods, a Wisconsin LLC ("Los Cabos Freedom"). The Company organized a Nevada Corporation on June 4, 2003 named Grandma Hammans Specialty Foods ("Grandma Hamman") and moved all of the assets and operations coming from the asset purchase from Los Cabos Freedom into Grandma Hammans. The asset purchase was reported on the purchase method of accounting and has been consolidated with the Company.

          When the Company purchased the assets of Grandma Hamman's Specialty Foods, LLC on August 15, 2002, the formulas and trademark were recognized. On June 2, 2003, the Company signed an agreement renegotiating the value of the asset purchase and the method of payment.

          Also as a condition of the renegotiation, the owner of Los Cabos Freedom relinquished his claim to stock as referenced in the original purchase agreement. The stock had not been actually issued even though it had been reported in the December 31, 2002 financial statements as if it had. The unissued shares and the value of it was in question and had been compromised by the passage of time and reverse stock splits. The Company accepted payment of reasonable legal costs of a lawsuit between Los Cabos and a third party as part of the renegotiation.

          On December 21, 2004 all assets and liabilities of Grandma Hammans, other than some minor residual receivables and payables, passed to Blaine Wendtland in exchange for a 51% interest in the sale of private label water that Blaine Wendtland had developed. To date the subsidiary, Grandma Hammans, remains inactive.


NOTE  4 - ASSET  PURCHASE  OF  LOS  CABOS:

          As stated in the history of the Company, on December 21, 2004 the Company entered an Asset Purchase Agreement for 51% of Los Cabos Beverage, then owned by Blaine Wendtland ("Wendtland"). The 51% interest in Los Cabos Beverage and its assets were acquired by the Company, in exchange Wendtland received all rights to Grandma Hammans GHF product and assumed and settled the debts of $193,833 that Grandma Hammans owed to Los Cabos Freedom Movement LLC and to Ed Wendtland. On December 30, 2004, Gateway formed a 51% owned subsidiary, Los Cabos Beverage, Inc ("Los Cabos Beverage") to handle the operations of the sale of private label water. Operations actually began in 2005.

          The Company recognizes no goodwill or other intangibles in this business venture. Management of Los Cabos was handled by Blaine Wendtland. The Company invested no initial money for this joint venture, but it did provide a place of operation in its warehouse and limited funding for payroll and selected other expenses. Operations were to begin the end of 2004, but it had no operating activity during the remaining days of 2004.

          During January and February of 2005 Los Cabos Beverage sales did not meet expectations. Management determined that the operations would not be cost effective for the Company. On February 28, 2005 the Company entered into an agreement with Blaine Wendtland wherein he assumed all ownership and obligations and the Company terminated its commitments and relationships with Los Cabos Beverage and with Blaine Wendtland. There is a loss on the disposal of this subsidiary of $8,256 for operations while the Company owned it.


NOTE  5 - LICENSING  /  PURCHASE  AGREEMENT  WITH  THE  CHELSEA COLLECTION INC.

          The Company entered into a verbal agreement December 12, 2003 with The Chelsea Collection Inc, a Nevada corporation ("Chelsea Collection") which was finalized on March 15, 2004 and later clarified on a few points May 4, 2004. Chelsea Collection is now being traded on pink sheets as a public entity. Chelsea Collection is majority owned by the officers of the Company and Francois Vautour, an unrelated third party of the Company. Chelsea Collection in an agreement dated November 25, 2003 acquired among other things from Francois Vautour and assigns, except for Romania, all United States and Canada rights, trademarks, formulas and licenses of the Jeunesse by Fran ois Vautour and the GH3 skin care line.

          In the agreement the Company has with Chelsea Collection, the Company will have the opportunity to acquire the same Francois Vautour skin care line from Chelsea Collection for virtually the same price and terms as Chelsea Collection is buying it from Francois Vautour. The terms of the agreement involves a purchase price of $4,000,000. Payments are computed based on15% of the gross sales less cost of goods sold with a minimum weekly payment of $10,000. Once the purchase price is paid, then a royalty of up to 15% of the gross sales less cost of goods sold steps into place and continues thereafter. The cost outlays have been charged to the statement of operations as a selling, general and administrative expense which were $487,863 for 2005 and $655,757 for 2004.

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

          During third quarter 2005, the Company sold to Chelsea Collection its controlling block of preferred restricted stock in Polar BearZ, Inc. (refer to note "Real Estate Sales") for $250,000. Chelsea Collection name changed the corporation to "The Chelsea Collection, Inc." As of December 31, 2005, Chelsea Collection had paid off all but approximately $90,000 of the $250,000 sales price.

NOTE  6 - INVESTMENT  IN  QUALITY  DISTRIBUTION  SERVICES  OF  ARIZONA ("QDS"):

          As discussed in the history of the Company, on May 30, 2004, an agreement was signed with Quality Distribution Services of Nevada to create a wholesale beverage distribution center in the Phoenix, Arizona area. For this joint venture, Quality Distribution Services of Arizona, Inc ("QDS") was incorporated in Nevada on June 7, 2004 and is 51% owned by Gateway.

          The Company invested $282,700 during 2004 and another $50,000 through March 28, 2005 to assist in the development of the company. The other party to the joint venture has secured the warehouse and equipment and has guaranteed payments of such as well as continue providing for the operations of QDS.

          Management has determined it is in the best interest of the Company not to continue funding this joint venture. Negotiations are presently in process wherein the Company would dispose of its interest. Management is unsure what the settlement price will be upon disposing of this investment. Presently, the Company recognizes an investment of $200,000 out of a total investment of $332,700. The difference of $132,700 was recognized as a loss in 2004 as well as $9,101 impairment loss in 2005 upon presenting QDS as an investment in 2005 instead of a subsidiary as in 2004. In addition, no operations of this subsidiary are recognized in the consolidated statement of operations for 2005, as management has taken the position that the subsidiary is not under its control.

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

          Statement of Operation
          -----------------------
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

          The Investment by the Company reflected in the condensed Balance Sheet above is eliminated in the consolidation of QDS into the consolidated financial statements of the Company.

NOTE  7 - PURCHASE  OF  REAL  ESTATE  AND  TRANSPORTATION  EQUIPMENT:

          As of December 31, 2005, the Company has purchased and sold various real estate properties. Some of these properties were held for investment while others were held and used by the Company in its operations. The Company created Gateway Venture Holdings, Inc ("Gateway Ventures"), a wholly owned subsidiary, designed to own the real estate properties of the Company.

          On or about April 15, 2004 the Company acquired Aspen Cove Resort, located in a pristine area of southwestern Utah. Aspen Cove Resort was originally owned with a 50% interest held by the Company and a 50% interest held by a third party. On or around September 29, 2004 in an agreement with the third party, the Company bought out the interest of the third party in the properties of Aspen Cove Resort in an exchange of properties owned at the time by the Company. The Company also owned 100% of the commercial properties in the southeastern part of Las Vegas, Nevada, which had previously been owned at 50% as discussed later in this note.

          The Company created Aspen Cove Inc. ("Resort"), a wholly owned subsidiary, to manage the operations of Aspen Cove Resort. The Company and a third party shared equally the operating losses of the Resort up to on or about September 29, 2004, when the Company took over full ownership of the properties of Aspen Cove Resort, along with the full obligation on the mortgage.

          The Company had originally purchased a 50% ownership interest in the commercial property the Company used as its office and warehouse facilities, at 3220 Pepper Lane, Las Vegas, Nevada. Like Aspen Cove Resort, the Company originally owned 50% interest in this property with a third party owning the other 50%. In the same property exchange of Aspen Cove Resort, this commercial property also became the full ownership of the Company, along with the full obligation of the mortgage.

          The Company has also purchased vehicles and other transportation equipment, some of which were in conjunction with the purchase of some of the real estate purchases and were held in ownership by Gateway Ventures.

          On September 29, 2004 the Company negotiated an exchange of real estate whereby the Company deeded over a real estate property held for short term investment on the books for a cost of $326,483, but with a fair market value of approximately $400,000, and one boat held as property and equipment valued at $66,348 for the 50% ownership of Aspen Cove Resort and the office and warehouse of the Company at 3220 Pepper Lane. As mentioned previously, the Company also assumed the full debt obligation against these two properties.

          All of these assets are reported at cost. No gain or loss are recognized on property exchanges made during the year.

          As of December 31, 2004 the Company held the following real estate properties and transportation equipment:

         2004 ONLY                                       Cost     Debt Owed
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

     During 2005, the Company sold all of its real estate properties with the exception of one minor property that had cost $31,583. The Company retained most of its transportation equipment valued at $187,797. There is no debt currently owed on these assets.

     The  Company  has  no  off-balance  sheet  arrangements.

NOTE 8  -  TERM  DEBT:

          Term  debt  consisted  of  the  following  at  December  31,2005:

          Convertible notes payable                                  1,014,734

          Notes payable - investors, no specific monthly
          payables, interest from 0% to 10%, unsecured                149,000

          Notes payable - stockholders, payable in monthly
          installments ranging from $25 to $1,278, plus interest
          at 7% - 14%, due at various dates, unsecured                 46,760

          Notes payable - related parties, no specific monthly
          payables, interest from 0% to 10%, unsecured                168,121
                                                                  ------------

          Total term debt                                           1,378,615

          (Less) current portion                                   (1,378,615)
                                                                  ------------

          Long term portion                                       $         0
                                                                  ------------

          Convertible notes payable are to individuals and bear interest at 12% per annum. Principal and accrued interest is due twelve months from the date of issuance. These notes are convertible at the option of the holder into shares of the Company's common stock, at an initial conversion price of $.80 per share. Approximately $169,000 of accrued interest relating to these notes at December 31, 2005, is also convertible into the Company's common stock. At December 31, 2005 the approximate total of common shares available through conversion of the aforementioned debt is 3,382,000,000.

          The notes may be called for conversion when the average of the bid and asked prices of the common stock exceeds $1.00 per share for ten consecutive days. Although the notes issued will be freely tradable under federal securities laws, there is currently only a small public market for the notes. As of December 31, 2005 the convertible notes issued during the year ended December 31, 2004 and prior have not been converted to common stock as the initial public offering has not transpired.

NOTE  9 - INCOME  TAXES:

          No provision was made for income taxes in 2005 and 2004 as a result of the net loss for each year and a net operating loss carryforward. A valuation reserve on the deferred tax assets of approximately $2,300,000 offsets deferred tax benefit of equal amount as no assurance can be given it can be used. As of December 31, 2005, the Company has available net operating loss carryforwards of in excess of $10,000,000. Expiration dates on these carryforwards begin in 2010 and end in 2024.

NOTE 10 - EQUITY:

          (a)  -  REVERSE  STOCK  SPLITS
          ------------------------------

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

          (b)  -  STOCK  ISSUED  FOR  SERVICES  PROVIDED
          ----------------------------------------------

          The Company continually seeks to improve its financial position by seeking investors in exchange for equity in the Company. The value assigned to the stock for these transactions will vary based on the market value of the stock.

          Since 2003, the Company has filed with the Security and Exchange Commission ("SEC") forms S-8 notifying of Non-Employee Directors and Consultants Retainer Stock Plans ("RSP") and its increases in stock approved to issue under such plans.

          During the year 2004, the total number of shares approved to issue in these plans was 8,500,000,000 (8 billion 500 million). There wee no additional plans issued in 2005. Stock issued to consultants through the plan is not affected by reverse splits until it has been sold. The remaining unissued stock at any time remains unchanged despite what happens to the stock once it is issued. i.e., stock reverse splits, dividends, etc. As of December 31, 2005 and 2004, the remaining shares approved to issue under the RSP plans are 1,093,000,000 and 1,756,000,000 respectively.

          During 2005 and 2004, the Company issued 663,000,000 and 6,196,680,000 shares respectively out of the RSP plan before stock splits. The number of shares after stock splits is recognized on the statement of stockholders equity.

          (c)  -  STOCK  ISSUED  FOR  DEBT  -  ACCOUNTS  PAYABLE
          ------------------------------------------------------

          From time to time a creditor has agreed to exchange debt for stock in the agreed amount. During 2005 and 2004, no stock was issued for accounts payable debt relief.

          (d)  -  NOTES  CONVERTIBLE  INTO  STOCK
          ---------------------------------------

          There are $1,014,734 of convertible notes payable as of December 31, 2005.

          Convertible notes payable are to individuals and bear interest at 12% per annum. Principal and accrued interest is due twelve months from the date of issuance. These notes are convertible at the option of the holder into shares of the Company's common stock, at an initial conversion price of $.80 per share. Approximately $169,000 of accrued interest relating to these notes at December 31, 2005, is also convertible into the Company's common stock. At December 31, 2005, the approximate total of common shares available through conversion of the aforementioned debt is 3,382,000,000 freely tradable stock. In addition refer to the Note on Term Debt.

          The notes may be called for conversion when the average of the bid and asked prices of the common stock exceeds $1.00 per share for ten consecutive days.

          During 2004, under a separate agreement management negotiated $25,000 of notes to be converted to stock, while $0 was converted in 2005.

          (e)  -  STOCK  OPTIONS
          ----------------------

          There are stock options granted before 2002. Because of the stock splits management is of the opinion the stock options in place are of no measurable value and are anticipating terminating the existing stock option plan. Therefore, in computing earnings per share all stock options have been ignored

          (f)  -  EMPLOYEE  STOCK  INCENTIVE  PLAN  ("ESIP")
          --------------------------------------------------

          Since  2003,  the  Company  has  filed  with the Security and Exchange
          Commission ("SEC") forms S-8 notifying of Employee Stock Incentive Plans ("ESIP") and its increases in stock approved to issue under such plans.

          During the year 2004, the total number of shares approved to issue in these plans was 18,200,000,000 (18 billion, 200 million). Stock issued to employees through the plan is not affected by reverse splits until it has been sold. The remaining unissued stock at any time remains unchanged despite what happens to the stock once it is issued. i.e., stock reverse splits, dividends, etc. As of December 31, 2005 and 2004, the remaining shares approved to issue under the ESIP plans are 5,101,150,000 and 6,534,400,000 respectively.

          During 2005 and 2004, the Company issued 1,433,250,000 and 13,680,245,400 shares respectively out of the ESIP plan before stock splits. The number of shares after stock splits is recognized on the statement of stockholders equity. The total net proceeds received from these stock issued during 2005 and 2004 are $227,783 and $6,857,743 respectively.

          (g)  -  OTHER  STOCK  ISSUED  FOR  SERVICES  PROVIDED
          -----------------------------------------------------

          During 2005 and 2004, the Company issued to officers 23,000,000 and 48,010 shares of restricted common stock, after reverse stock splits, respectively. Restricted stock is not marketable. Consequently, no value can be determined for this restricted stock issued. However a nominal amount of $10,000 and $33,142 has been assigned as the value for this non-marketable stock issued.

          During 2005 and 2004, the Company issued to officers 10,000,000 and 4,246,000 shares of restricted preferred stock respectively.
          Restricted stock is not marketable. Consequently, no value can be determined for this restricted stock issued. However a nominal amount of $10,000 and $4,246 has been assigned as the value for this non-marketable stock issued. Preferred stock was not affected by the reverse stock splits.

          (h)  -  RESTRICTED  STOCK  ISSUED  TO  CONSULTANTS
          --------------------------------------------------

          During 2005 and 2004, the Company issued 400,600,000 and 1 restricted shares respectively, after reverse stock splits, to consultants for services rendered. Restricted stock has no measurable value. However, $154,180 and $3,500 were assigned as value for this stock.


          (i)  -  RESTRICTED  STOCK  ISSUED  TOEMPLOYEES
          ----------------------------------------------

          During 2005, the Company issued 2,500,000 restricted shares to consultants for services rendered. Restricted stock has no measurable value. However, $750 was assigned as value for this stock.

          (j)  -  RESTRICTED  STOCK  ISSUED  TOINVESTORS
          ----------------------------------------------

          During 2005, the Company issued 1,975,000,000 restricted shares to consultants for services rendered. Restricted stock has no measurable value. However, $1,975,000 was received for this stock.


NOTE 11 - RELATED  PARTY  TRANSACTIONS  NOT  DISCLOSED  ELSEWHERE:

          From time to time, Officers and directors will advance to the Company or receive advances from the Company. Amounts due to related parties are included in notes payable of $168,121 and $118,474 for December 31, 2005 and 2004 respectively (Refer to Note on Term Debt). No amounts are due from related parties.

          During 2005 and 2004, the daughter of the Chief Executive Officer worked as Marketing Representative (reassigned in 2005 to non-managerial responsibilities, shortly thereafter, left the Company) and the son of the Chief Operations Officer serves as Vice President of Operations with additional responsibilities in Information Technology. Two other children of the officers work for the Company in non-managerial positions.

NOTE 12 - OPERATING  LEASES:

          The Company leases certain office equipment items under operating leases which expire during 2006. Future equipment rental payments are:

          Year ending December 31:
          2006                       1,506
                                    ------
          Total payments            $1,506
                                    ======

          The Company rented a building under an expired operating lease through early December, 2004 until the Company moved into its own building.

          Total rent expense charged to operations for the year ended December 31, 2004, was $82,002. There was no rent expense in 2005.

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

NOTE 14 - SEARCH  FOR  AND  DEVELOPMENT  OF  PRODUCTS, PRODUCT LINES AND JOINT
          VENTURES:

          During 2004 the Company acquired sizeable capital investments. Management in an effort to use wisely and prudently the funds received looked at many different alternatives to invest cash received.

          Among those investments include the down payments made on the building the Company had as its office and warehouse. It also invested in Aspen Cove Resort where it anticipated it would suffer losses through 2004 and 2005 as it would attempt to turn around an operation and facility in a location thought to be highly developable and productive. In addition, the Company invested in selected pieces of real estate in the Clark County Nevada area where rapid appraisal increases were being experienced.

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

          As of December 31, 2005 the Company has invested in various projects, as listed above. Some of these projects the Company has determined are worth pursuing and are expected to be profitable while others the Company has determined to set aside and to pursue no further. Many of these projects involved finders' fees and other consulting fees that were paid with free trading common stock of the Company. This common stock is issued by the Company under its Non-Employee, Directors and Consultants Retainer Stock Plan ("Plan").

          As discussed in a prior footnote, the stock issued under the Plan is unrestricted and is issued as "S-8" stock as defined by the Securities and Exchange Commission ("SEC"), and has been charged to operations.

          The most significant projects the Company had invested in last 2 years through December 31, 2005 were:

                                                 Product Developed                Expensed as Part of
                                                 Awaiting  Production           General & Administrative
                                                 (All Paid in Cash)              (Paid in Cash & Stock)
                                                 -------------------  ---------------------------------------
                                                      2004 Only              2005                2004
Jeuness by Francois - initial development costs              230,573             497,863              655,757

Finders Fees for real estate transactions                                        192,000               83,700

IGIA Product                                                                           0              691,200

Pete Rose Product Line                                       187,650               7,200            1,530,238

Zufelt Marketing Strategies                                                       56,940               42,840

Distributor Recruitment                                                           11,060              338,922

All other projects - future or abandoned                                         418,152            1,415,131
                                                 -------------------  ---------------------------------------

Total                                                        418,223           1,183,215            4,757,788
                                                 -------------------  ---------------------------------------

          When the costs capitalized here are put into production, then they will be reclassified to inventory and such costs will be amortized using the unit-of-production of accounting.

          The  projects  listed  above

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

          In 2003, the Company implemented and still uses an Employee Stock Incentive Plan ("ESIP"). During 2004 and 2005 stock sales provided cash to the company. Cash received was approximately $6,900,000 for 2004 and $237,000 through 2005 with a total received to date of $8,900,000.

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

          The  action  is  styled  Suburban  Capital  Corporation  v  Gateway
                                   ---------------------------------------------
          Distributors,  Ltd.,  Rick  Bailey  and  Flo  Ternes,  and  Neptune
          ----------------------------------------------------------------------
          Communications,  Case  No.  03-CV-7559 (Norgle, J.) and as to Gateway,
          --------------
          Richard  Bailey  and  Florian  Ternes:

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

          The SEC seeks an order barring Bailey from serving as an officer or director of a public company. Bailey and Florian Ternes COO of the Company have given prior depositions relating to these matters and depositions continued until discovery was scheduled to close June 21, 2005.

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

          A creditor of the Company, Allergy Research Group / Nutricology filed in the District Court of Clark County, Nevada an action against the Company on an unpaid open account for goods and merchandise, Case No. A-487334, in the amount of $168,000. The Company contests the amount claimed and made payment on the uncontested amount while negotiations with the plaintiff continued. Settlement was made in March 2006 for $50,000. Payable in monthly installments of $5,000 with an initial payment of $10,000.

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

          $626,042 was paid in 2004 and $497,863 in 2005, all of which has been expensed. Monthly outgoes to the project will continue at around $50,000 per month at the present rate of expenditures. Management anticipates the marketing program being developed should launch this year.

          On a separate matter, dealing with a marketing consultant the Company signed in

          August of 2003 a consulting agreement was signed committing to a ten-year contract to provide training for the company distributors. Compensation will be based on the ability of the consultant to sign up new distributors. Management believes it will be a self-funding and revenue generating program. Management has also signed another agreement, dated December 19, 2005 with an additional consultant for additional training and recruitment services.

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

          OTHER:
          ------

          During 2004 and 2005, Management is continuing negotiations with the Internal Revenue Service ("IRS") to settle back payroll taxes due and anticipates a settlement before year-end.

NOTE 17 - SUBSEQUENT  EVENTS:

          The Company purchased a new building in March 2006 to house its offices and warehouse at 2555 E Washburn Ave, North Las Vegas, Nevada 89081. Operations including shipping have been moved to this building.