Form 10QSB
period 2006-03-31
GATEWAY DISTRIBUTORS LTD
filed 2006-05-22
CIK 1062760

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2006.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-27879

                           GATEWAY DISTRIBUTORS, LTD.
                 (Name of small business issuer in its charter)

                NEVADA                                    88-0301278
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

       2555 EAST WASHBURN AVENUE,                           89081
        NORTH LAS VEGAS, NEVADA                          (Zip Code)
(Address of principal executive offices)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 19, 2006, the issuer had 10,117,010,636 shares of its common stock issued and outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . .     1
     Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . .     2
     Item 2.  Management's Discussion and Analysis or Plan of Operation .    18
     Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . .    22
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .    24
     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .    24
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    24
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders.
     Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .    24
     Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .    25
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

As used herein, the term "Company" refers to Gateway Distributors, Ltd., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, interim, condensed, consolidated financial statements including a balance sheet for the Company as of the period March 31, 2006, and statements of operations, and statements of cash flows, for interim periods up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-14 and are incorporated herein by this reference.

BASIS  OF  PRESENTATION

The accompanying consolidated interim unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter and period ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ended December 31, 2006. The financial statements are presented on the accrual basis.

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

    Statement of Stockholders - Equity                F-4

    Statement of Cash Flows                           F-5

    Notes to Financial Statements                     F-7

                   GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                    (CONDENSED, INTERIM FINANCIAL STATEMENTS)

                                                                 March 31,
                                                                   2006
                                                                -----------
                               ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                   $   11,032
    Accounts Receivable                                             23,756
    Inventories                                                    351,279
    Due From Chelsea Collection                                     90,000
    Prepaids                                                             -
                                                                -----------
                                          Total Current Assets     476,067
                                                                -----------

PROPERTY & EQUIPMENT
    Property and Equipment, at cost                              1,676,980
    (Less) accumulated depreciation and amortization              (335,084)
                                                                -----------
                                    Total Property & Equipment   1,341,896
                                                                -----------

MINORITY INTEREST IN SUBSIDIARY                                          -
                                                                -----------

OTHER ASSETS
    Prepaid Advertising                                            230,572
    Product Awaiting Marketing                                     183,650
    Formulas                                                       536,500
    Cal-Bay International Restricted Stock Held for Investment   1,361,005
    Chelsea Collection Restricted Stock Held for Investment        400,000
    Other Assets                                                    15,238
                                                                -----------
                                            Total Other Assets   2,726,965
                                                                -----------

Total Assets                                                     4,544,928
                                                                ===========

                      See Notes to the Financial Statements

                   GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                    (CONDENSED, INTERIM FINANCIAL STATEMENTS)

                                                      March 31,
                                                        2006
                                                    -------------
                      LIABILITIES
CURRENT LIABILITIES:

Accounts payable:
  Trade Regular                                     $    276,358
  Set aside for prior amounts due and payable            344,035
Accrued expenses:
  Payroll and employee benefits                          222,282
  Payroll taxes                                          173,113
  Interest                                               420,944
  Other                                                   46,251
Stock Investors                                          288,078
Current maturities of long-term debt                   1,663,590
                                                    -------------
Total current liabilities                              3,434,651
                                                    -------------

LONG-TERM DEBT                                           939,099

                                                    -------------
Total Liabilities                                      4,373,750
                                                    -------------

                 STOCKHOLDERS' EQUITY

Preferred stock - $.001 par value
  Authorized - 400,000,000 shares
    Series A Preferred
       Authorized - 100,000,000 shares
       14,972,125 issued and outstanding                  14,972
    Series B Preferred
       Authorized - 100,000,000 shares
       15,000,000 issued and outstanding                  15,000
    No Series Designated Preferred
       Authorized - 200,000,000 shares
       Issued and outstanding - none
Common stock, - $.001 par value
  Authorized - 25,000,000,000 shares
  Issued and outstanding - 6,817,010,636               6,817,010
  Additional paid-in capital                          15,022,204
  Accumulated (deficit)                              (21,698,008)

                                                    -------------
Net Stockholders' Equity                                 171,178
                                                    -------------

Total Liabilities & Stockholders' Equity            $  4,544,928
                                                    =============

                      See Notes to the Financial Statements

                                GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                             UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (CONDENSED INTERIM FINANCIAL STATEMENTS)

                                                                          Quarter Ended    Quarter Ended
                                                                            March 31,        March 31,
                                                                              2006             2005
                                                                         ---------------  ---------------
SALES                                                                    $      203,570   $      201,686

COST OF SALES                                                                    44,119           45,584
                                                                         ---------------  ---------------

GROSS PROFIT                                                                    159,451          156,102
                                                                         ---------------  ---------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
    Depreciation Expense                                                          7,266           24,709
    Professional Services Not Classified Elsewhere                            1,446,461          124,360
    Development of Jeunesse by Francois Product Line                             81,229           62,071
    Product Development                                                          17,285          250,626
    All Other Selling, General and Administrative                               369,760          198,758
                                                                         ---------------  ---------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                            1,922,001          660,524
                                                                         ---------------  ---------------

INCOME (LOSS) FROM OPERATIONS                                                (1,762,550)        (504,422)
                                                                         ---------------  ---------------
OTHER INCOME (EXPENSE):
    Gain on Sale of Property held for short term investment                           -           37,139
    Debt Forgiveness Income                                                      40,465                -
    (Loss) on Sale of Subsidiary - Los Cabos Beverage                                 -           (8,256)
    (Loss) change in reporting QDS of Arizona as an investment                        -          (68,535)
    (Impairment)  reporting Subsidiary QDS of Arizona as an investment                -           (9,101)
    (Loss) on Investment in QDS                                                 200,000                -
    Interest Expense                                                                  -          (45,905)
    Other Income                                                                      -                -
                                                                         ---------------  ---------------
TOTAL OTHER INCOME (EXPENSE):                                                  (159,535)         (94,658)
                                                                         ---------------  ---------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                                   (1,922,085)        (599,080)

MINORITY INTEREST                                                                     -                -
                                                                         ---------------  ---------------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX                            (1,922,085)        (599,080)

PROVISION FOR INCOME TAX                                                              -                -
                                                                         ---------------  ---------------

NET INCOME (LOSS)                                                        $   (1,922,085)  $     (599,080)
                                                                         ===============  ===============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                              $        (0.00)  $        (0.25)
                                                                         ---------------  ---------------

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK                   4,108,677,303        2,440,660
                                                                         ===============  ===============

                      See Notes to the Financial Statements

                                            GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                                     UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    FOR THE PERIODS ENDED MARCH 31, 2006 AND DECEMBER 31, 2005

                                        Preferred Stock            Common Stock
                                        Par Value $0.001         Par Value $0.001         Paid in
                                     ---------------------  -------------------------     Excess      Accumulated    Net Equity
                                       Shares     Amount       Shares        Amount       of Par       (Deficit)    (Deficiency)
                                     ----------  ---------  -------------  ----------  ------------  -------------  -------------
Balance - December 31, 2004           4,972,125  $   4,972         98,590  $       99  $19,224,980   $(18,872,196)  $    357,855

Common Stock Issued:
  For Services - Restricted Stock                           1,975,100,042   1,975,100   (1,262,199)                      712,901
  Cancelled Not Sold                                         -242,749,998    -242,750       22,750                      (220,000)
  For Services - Unrestricted Stock                           853,400,002     853,400     (375,173)                      478,227
  For Cash                                                    381,162,000     381,160      (68,153)                      313,007
Loss for the Period                                                                                      (903,728)      (903,728)
Preferred Stock Issued
  Preferred Stock B                  15,000,000     15,000                                                                15,000
  Preferred Stock A                  10,000,000     10,000                                                                10,000

                                     ----------  ---------  -------------  ----------  ------------  -------------  -------------
Balance for December 31, 2005        29,972,125     29,972  2,967,010,636   2,967,009   17,542,205    (19,775,924)       763,262

Common Stock Issued:
  For Services - Unrestricted Stock                         3,850,000,000   3,850,000   (2,520,000)                    1,330,000

Loss for the Period                                                                                    (1,922,085)    (1,922,085)

                                     ----------  ---------  -------------  ----------  ------------  -------------  -------------
Balance for March 31, 2006           29,972,125     29,972  6,817,010,636   6,817,009   15,022,205    (21,698,009)       171,177

                      See Notes to the Financial Statements

                                GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (CONDENSED INTERIM FINANCIAL STATEMENTS)

                                                                            Quarter Ended     Year Ended
                                                                              March 31,      December 31,
                                                                                2006             2005
                                                                           ---------------  --------------
OPERATING ACTIVITIES:
Net (loss)                                                                 $   (1,922,085)  $    (903,728)
Adjustments to reconcile Net (loss)
  to net cash from (to) operating activities:
  Stock issued for Services                                                     1,330,000         862,022
  Stock issued for Debt                                                                 -               -
  Depreci. & Amortization Prop & Equip                                              7,266          47,132
  Loss on Sale of Fixed Assets                                                          -               -
  Minority Interest                                                                     -          72,364
  Forgiveness of Debt                                                                   -               -
  Loss on Formulas, Trademark, Goodwill, & Debt Elimination
    of Grandma Hammans in Exchange for 51% of Los Cabos
Changes in operating assets & liabilities which increase (decrease) cash flow:
  Accounts Receivable                                                             200,000        (178,122)
  Inventories                                                                      21,997         120,923
  Properties Held for Short Term Investments                                            -         179,741
  Prepaid Expenses & Other Current Assets                                               -          25,500
  Accounts Payable and Commissions                                                 19,585        (128,532)
  Accrued Liabilities                                                              83,362          26,989
                                                                           ---------------  --------------
Net cash provided by operating activities                                        (259,875)        124,289
                                                                           ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Product Development Awaiting Production                                               -          (4,000)
  Capital (Outlays)  / Disposals                                                        -       4,237,309
  (Purchase) of Formulas                                                                -               -
  Purchase of Property                                                         (1,266,001)              -
  Other Assets                                                                     25,530           7,938
                                                                           ---------------  --------------
Net cash provided (used) from investing activities                             (1,240,471)      4,241,247
                                                                           ---------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds from Term Debt After Principal Payments                          1,224,073               -
  Principal Payment on Debts (over) net proceedds Term Debt                             -      (2,820,033)
  Stock Sales for Cash; Net                                                             -         338,009
  Investments                                                                     194,000      (1,827,366)
                                                                           ---------------  --------------
Net cash provided (used) from financing activities                              1,418,073      (4,309,390)
                                                                           ---------------  --------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                       (82,273)         56,146

CASH AND CASH EQUIVALENTS - Beginning of Period                                    93,305          37,159
                                                                           ---------------  --------------

Cash at end of period                                                      $       11,032   $      93,305
                                                                           ===============  ==============

                      See Notes to the Financial Statements

                      GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                           Quarter Ended   Year Ended
                                                             March 31,    December 31,
                                                               2006           2005
                                                           -------------  ------------
SUPPLEMENTAL DISCLOSURE

CASH PAID FOR:
  Interest                                                             0       192,645
  Taxes                                                                0             0


NON CASH INVESTING AND FINANCING ACTIVITIES

STOCK ISSUED FOR:
  Services                                                     1,330,000       862,022
  Debt                                                                 0             0
  Investors                                                      194,000       338,009

FORMULA EXCHANGED FOR DEBT PAYOFF
  Payoff of Grandma Hamman's debt in exchange for formula              0             0

                      See Notes to the Financial Statements

                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006

NOTE  1  -  BASIS  OF  PRESENTATION:

     The consolidated interim condensed financial statements at March 31, 2006 and for the periods ended March 31, 2006 and 2005 are unaudited, but include all adjustments, which the Company considers necessary for a fair presentation.

     The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2005. The accompanying consolidated unaudited interim financial statements for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the results which can be expected for the entire year.

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


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

     Principles  of  Consolidation
     -----------------------------

     As of March 31, 2006, the Company has the following wholly owned subsidiaries:

          - The Right Solution Gateway (multilevel marketing and retail sales)
          -    Grandma  Hammans  Specialty  Foods  (an  inactive  corporation)
          - Gateway Venture Holdings, Inc. (house and manage the real estate, vehicles and equipment of the Company)
          - Gateway Corporate Administration, Inc. (an inactive corporation)

     The Company also owns a 51% interest in Quality Distribution Services of Arizona, a wholesale distributor of non-alcoholic beverages and food. In 2004, the Company reported the operations of QDS in the financial statement. Beginning in 2005, the Company did not report the operations of this company in the financial statements, but recognized it as an investment, not as an equity position (See Note "Investment in Quality Distribution Services of Arizona" ("QDS")). During the first quarter 2006, the Company wrote off it's investment in QDS as the sale of the interest in the subsidiary has received no commitment from potential buyers. The search for buyers will continue, although there is little interest in QDS at this time.

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

     During January and February of 2005 Los Cabos sales did not meet expectations. Management determined that the operations would not be cost effective for the Company. On February 28, 2005 the Company entered into an agreement with Blaine Wendtland wherein he assumed all ownership and obligations and the Company terminated its commitments and relationships with Los Cabos and with Blaine Wendtland. There is a loss on the disposal of this subsidiary of $8,256 for operations while the Company owned it during 2005.


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

     In the agreement the Company has with Chelsea Collection, the Company will have the opportunity to acquire the same Francois Vautour skin care line from Chelsea Collection for virtually the same price and terms as Chelsea Collection is buying it from Francois Vautour. The terms of the agreement involves a purchase price of $4,000,000, payments are computed based on 15% of the gross sales less cost of goods sold with a minimum weekly payment of $10,000. Once the purchase price is paid, then a royalty of up to 15% of the gross sales less cost of goods sold steps into place and continues thereafter. The cost outlays have been charged to the statement of operations as a selling, general and administrative expense, which were $487,863 for all of 2005 and $81,229 for the period, ended March 31, 2006.

     No title or ownership passes to the Company or to Chelsea Collection until the November 25, 2003 agreement between Chelsea Collection and Fran ois Vautour is satisfied, the payment of which is described in the prior paragraph. The Company has opted not to capitalize the purchase price.
     Therefore,  all  monies  paid  have  been  expensed.

     The Company is responsible for all product research and development for current and future marketing as well as carrying inventory on all Gateway Distributors' products. An infomercial developed late in 2004 has been charged to the balance sheet as an asset under "Prepaid Advertising" for $230,573. This remains unchanged during 2005 and 2006. At year end
     (December 31, 2006), management will evaluate the infomercial for impairment.

     During the third quarter 2005, the Company sold to Chelsea Collection its controlling block of preferred restricted stock in Polar WearZ, Inc. (refer to note "Real Estate Sales") for $250,000. Chelsea Collection name changed the corporation to "The Chelsea Collection, Inc." As of March 31, 2006, Chelsea Collection had paid off all but approximately $90,000 of the $250,000 sales price.

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

     Management has determined it is in the best interest of the Company not to continue funding this joint venture. Negotiations are presently in process wherein the Company would dispose of its interest. Management is unsure what the settlement price will be upon disposing of this investment. In 2005, the Company recognized an investment of $200,000 out of a total investment of $332,700. The difference of $132,700 was recognized as a loss in 2004 as well as $9,101 impairment loss in 2005 upon presenting QDS as an investment in 2005 instead of a subsidiary as in 2004. Management evaluated this investment and decided to write-off the $200,000 in the first quarter of 2006. In addition, no operations of this subsidiary are recognized in the consolidated statement of operations for 2005 and 2006, as management has taken the position that the subsidiary is not under its control.


NOTE  6  -  REAL  ESTATE  SALES:

     During the first quarter of 2005, the Company borrowed an additional $400,000 from a financial institution on a 6.5% equity line secured by the office and warehouse property located at 3220 Pepper Lane, Las Vegas, Nevada. Proceeds were used for remodeling the office and warehouse property. This loan was paid off upon sale of the building on September 30, 2005.

     On February 28, 2005 the Company sold the Shellstone residential property real estate in Las Vegas for approximately $369,000. The gain on this sale has been recognized in the 2005 Statement of Operations as part of the "Gain on Sale of Property Held for Short Term Investment".

     In a single agreement on June 2, 2005, the Company sold Aspen Cove Resort (property) and the subsidiary Aspen Cove Resort, Inc. (operations of Aspen Cove Resort), hereafter referred to as "Aspen Cove," to Cal-Bay International ("Cal-Bay"). Aspen Cove sold for approximately $2,600,000, adjusted to the estimated fair value of the Cal-Bay stock received in exchange for partial payment as discussed later in this note. The sale was paid for with (1) restricted Preferred Series B stock of Cal-Bay, (2) the controlling block of stock (restricted preferred stock) in Polar WearZ, Inc., an inactive no asset corporation trading on the pink sheets, valued at $200,000, (3) mortgage debt assumption, and (4) cash paid to the mortgage holder catching up the past due mortgage payments. The Mortgage Note was paid off in March 2006. Because there was no distinction made between the sale of the Aspen Cove property and operations (subsidiary), the transaction was recognized as one sale and netted into one gain, effective June 2, 2005. The operations of Aspen Cove Resort are reflected only thru June 2, 2005, the date the Company ceased owning the operations. In July 2005. Cal-Bay included as part of the payment in exchange for Aspen Cove approximately 800,000 free trading shares of common stock in Polar WearZ, Inc (approximately 15% of the common stock) valued at $400,000.

     The valuation of Cal-Bay stock received from the sale of Aspen Cove and the Valley Drive real estate, is for a guaranteed minimum sales price of $0.05 per share upon conversion from preferred "B" non voting stock to voting common stock. The preferred stock is non-dilutable and, as per the agreement, upon sale as common stock it is guaranteed to sell for no less than $0.05 per share, or additional shares will be issued to compensate for any shortage. The market value of the common stock of Cal-Bay International remained relatively stable for over two years until November 25, 2005 when a reverse split took place. Since then, the stock has retained a value well above the $0.05 per share guarantee. It is unknown if this will continue. Based on that history, and that the stock is non-dilutable and it has a minimum sales value of $1,600,000, Management has assigned the 32,000,000 shares of preferred stock a value of $1,600,000 discounted by $348,501 to a present value of 10% per year for 3 1/2 years giving an estimated fair value of $1,251,499. The unrestricted common stock received in the third quarter 2005 in Polar WearZ, Inc. (assigned a value of $400,000) was not included in the second quarter 2005. This changes the recognized sales price from approximately $2,200,000 as previously recognized in the second quarter 2005 to $2,600,000. The adjusted gain on this sale of approximately $1,276,000 has been recognized in the 2005 Statement of Operations as part of the "Gain on Sale of property."

     In addition, during the second quarter 2005, the Company sold a residential property in Las Vegas for approximately $250,000 to Cal-Bay. Under the terms of the agreement the purchase payment is made up of (1)

     3,200,000, later adjusted to 2,800,000, shares of Cal-Bay International non-dilutable Preferred "B" stock, guaranteed value at $0.05 per share, (2) and debt assumption of the underlying mortgage, and, (3) cash paid to the mortgage holder catching up the past due mortgage payments. The value of the stock is $140,000 (previously recognized in the second quarter 2005 at $160,000) discounted to the present value at 10% per year for 3 1/2 years, computing to an estimated fair value of $109,506 (previously recognized in the second quarter 2005 at $125,150). This changes the recognized sales price from approximately $250,000 to $235,365 instead of approximately $251,000 as previously recognized in the second quarter 2005. The loss on this sale has been recognized in the 2005 Statement of Operations as "Loss on Sale of Valley Dr House" of $26,024, previously recognized in the second quarter 2005 as $10,380).

     On September 30, 2005, the Company closed on the sale of its Las Vegas, Nevada property located at 3220 Pepper Lane, which housed its warehouse and office facilities for a gain that has been reported as part of the "Gain on Sale of Property" on the statement of operations in 2005.

     The Company purchased a smaller commercial property on March 13. 2006. The warehouse/operations have been moved to the new building. The offices are operating out of a temporary location while the office portion of the building is completed.


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

     During 2004, the total number of shares approved to issue in these plans was 18,200,000,000 (18 billion, 200 million). Stock issued to employees through the plan is not affected by reverse splits until after it has been sold. The remaining unissued stock at any time remains unchanged despite what happens to the stock once it is issued. i.e., stock reverse splits, dividends, etc. As of March 31, 2006, the remaining shares approved to issue under the ESIP plans are 2,301,150,000.

     During 2005, the Company issued 1,433,250,000 shares out of the ESIP plan before stock splits. The number of shares after stock splits is recognized on the statement of stockholders equity. The net proceeds to the Company from employee stock sales during 2005 were approximately $228,000.

     During January 1 through March 31, 2006 no stock was issued out of the ESIP plan. There are currently no shares issued and unsold under the ESIP plan.


NOTE  9  -  RECEIVABLE  ESIP  STOCK  PLAN:

     Stock sales through the Employee Stock Incentive Plan (ESIP) sold at quarter end are reported as a receivable rather than negative equity provided they are received within 45 days after quarter end. Funds to be received from the ESIP Plan are reported as "Receivable ESIP Stock Plan" as a current asset in the amount of $0. There is no receivable on stock issued by March 31, 2006, the sale proceeds of which would have been received by the Company during April 2006.

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

     During 2004, the total number of shares approved to issue in these plans were 8,500,000,000 (8 billion 500 million). The number of shares approved to issue through the plan is not affected by reverse stock splits. The remaining unissued stock at any time remains unchanged despite what happens to the stock once it is issued. i.e., stock reverse splits, dividends, etc. As of March 31, 2006, the total remaining shares approved to issue under the RSP plans are 43,000,000. During 2005, the Company issued 1,093,000,000 shares out of the RSP plan before stock splits. The number of shares after stock splits is recognized on the statement of stockholders equity.

     During January 1 through March 31, 2006, the Company issued 3,850,000,000 shares out of the RSP plan.


NOTE  11  -  AUTHORIZATION  OF  SERIES  "B"  PREFERRED  STOCK AND ISSUANCE OF
             RESTRICTED  PREFERRED  "B"  STOCK  TO  CONSULTANTS:

     On January 18, 2005, the Company authorized 100,000,000 shares of Series B Preferred Stock with a par value of 0.001 per share. Series B preferred stock is convertible to common stock on a one for one basis and has no voting rights.

     During 2005, the Company issued 15,000,000 restricted shares of Series B preferred stock to consultants for services rendered with an assigned value of $15,000.

     During January 1 through March 31, 2006, the Company issued no shares of Series B preferred stock


NOTE  12 -  RESTRICTED STOCK ISSUED TO OFFICERS (RELATED PARTY TRANSACTIONS):

     During 2005, the Company issued to officers 23,000,000 shares of restricted common stock, valued at approximately $10,000.

     During January 1 through March 31, 2006, the Company did not issue any restricted common stock to officers.


NOTE  13  -  NEPOTISM  DISCLOSURE  (RELATED  PARTY  TRANSACTIONS):

     The son of the Chief Operations Officer serves as Vice President of Operations with additional responsibilities in Information Technology. Two other children of the officers work part time for the Company in non-managerial positions. During 2005, the daughter of the Chief Executive Officer worked as Marketing Representative (reassigned March 1, 2005 to non-managerial responsibilities and has since terminated employment).

NOTE  14  -  RECLASSIFICATION  AND  RESTATEMENTS:

     Selected items in the March 31, 2005 financial statements as previously reported have been reclassified and restated to be consistent with the unaudited financial statements as of March 31, 2006.

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

     On June 30, 2005, management reclassified $230,572 from "Products Pending Production" to "Prepaid Advertising Costs" as an "Other Asset" on the Balance Sheet. This is for an infomercial completed and ready to use in selected geographic areas. Amortization of this prepaid advertising will begin when the advertising campaigns begin, expected to be sometime after March 31, 2006 and will be based over an estimated useful life yet to be determined. Management is of the opinion that the estimated fair value of prepaid advertising exceeds the cost recognized on the Balance Sheet. Management will evaluate the estimated fair value at December 31, 2006 (year end) for impairment.

     The remaining $187,650 left in "Products Pending Production" has been reclassified to "Product Awaiting Marketing" as an "Other Asset." This is the first product within the Pete Rose line. It is now completed with product on hand and it is awaiting dissemination pending negotiations with third parties as to how it will be marketed. The Company does not recognize products as inventory, or as a current asset, until the marketing approach is established. The Company originally had a marketing approach worked out, but has since stopped the route originally selected to reconsider other marketing approaches. Management is of the opinion that the estimated fair value of product awaiting marketing exceeds the cost recognized on the Balance Sheet. Management will evaluate the estimated fair value at December 31, 2006 (year end) for impairment.


NOTE 16  -  CONSIDERATIONS AFFECTING THE COMPANY'S ABILITY TO CONTINUE AS A
--------------------------
            GOING CONCERN:

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

     In the normal course of business the Company experienced a change in position by the Bureaus of Consumer Protection of Nevada and Maryland dealing with a now discontinued product the Company previously sold to the public. See Note 18 Subsequent Events.

     A creditor of the Company, Allergy Research group / Nutricology filed in the District Court of Clark County, Nevada an action against the Company on an unpaid open account for goods and merchandise, Case No. A-487334, in the amount of $168,000. The Company contested the amount claimed and has made payment toward the uncontested amount while negotiations with the plaintiff continued. The Company offered to pay, through counsel, the sum of $50,000 with a payment of $10,000 upon acceptance of the offer and $5,000 per month until paid. The offer was accepted and payments are being made with a balance of $30,000 owing as of March 31, 2006.

     The Company has recognized, in the financial statements, part of the "accounts payable" in the liabilities of the balance sheet to cover these contingencies.

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

     The Company has unidentified liabilities of $344,035 reported on the balance sheet under current liabilities titled "Set aside for prior amounts due and payable." These are a portion of liabilities recognized in prior years' financial statements, reduced from $1,682,886 to $400,000 as of December 31, 2004. The Company has been unsure and unable to identify what they represent. Some go back as much as ten years ago. Some may represent debts recorded in prior mergers and acquisitions that the Company is not responsible to pay. Others may have come about by erroneously recording liabilities that were already paid. Others may be duplicated liabilities that did not belong as debt in the first place.

     As of March 31, 2006, Management continues negotiations, initiated in 2003, with the Internal Revenue Service ("IRS") to settle back payroll taxes due and anticipates a settlement by the-end of 2006.

     The  Company  has  not recognized any contingent liability for these items.


NOTE  18  -  SUBSEQUENT  EVENTS:

     The SEC has requested the company respond to questions they had raised regarding the filing of the Company's 10-KSB as of December 31, 2004 due to changes in filing requirements. Management responded to these questions and also filed an Amended 2004 10-KSB ("10-KSB/A"). The 10-KSB/A expanded the explanations and disclosures to the financial statements. Subsequent to filing the 10-KSB/A 2004, the SEC raised additional questions seeking further clarification. Management has filed responses to these additional questions, and regards these questions as ones seeking clarification. Management does not anticipate any further changes to the prior reported statements.

     A settlement was made with the Maryland Attorney General on the investigation regarding a change in position by the Bureaus of Consumer Protection of Nevada and Maryland dealing with a now discontinued product the Company previously sold to the public. On May 4, 2006, Assurance of Voluntary Compliance documents were signed. This includes a Civil Penalty of $100,000 and restitution to consumers of $25,000. If the amount paid to consumers for claims is less than $25,000, the Civil Penalty will be increased to the difference between $25,000 and the amount paid in restitution. The Civil Penalty is payable in monthly installments of $5,000 and the restitution is to be paid as claims are presented.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

FORWARD-LOOKING  INFORMATION

     Much of the discussion in this Item is "forward looking". Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in the Company's filings with the Securities and Exchange Commission.

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

     Additionally, the following discussion regarding the Company's financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of the Company's Form 10-KSB for the fiscal year ended, December 31, 2005.

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

RECENT CHANGES IN CAPITAL STRUCTURE

     None

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

FIRST QUARTER COSTS AND CHANGES IN FINANCIAL CONDITIONS

     The balance of current assets at December 31, 2005 was approximately $580,000 compared to a balance of $476,000 at March 31, 2006, a decrease of $104,000. The balance of current liabilities was $2,853,000 and $3,435,000 respectively, for the same periods, an increase of $582,000. The resulting current ratio at December 31, 2005 was 0.20 to 1. The current ratio at March 31, 2006 is .14 to 1. The current ratio indicates that the Company's ability to pay the Company's obligations has worsened since December 31, 2005.

REVENUE & OPERATING EXPENSES

THREE MONTHS ENDED MARCH 3, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31,
-----------------------------------------------------------------------------
2005
----

     Total net sales and revenues were at approximately $204,000 for the three months ended March 31, 2006 compared to $202,000 for the prior period a year earlier, an increase of 1 percent. This insignificant increase reflects the slight increase in sales.

     The Company's gross profit for the three months ended March 31, 2006 compared to 2005 increased to $159,000 from $156,000. Gross profit as a percentage of sales increased to 78 percent in 2006 from 77 percent in 2005.

     Total operating expenses (selling, general and administrative expenses) for the three months ended March 31, 2005 compared to 2005 increased by $1,261,000 to $1,922,000 from $661,000 in the prior period. This was primarily due to a significant increase in services paid with stock issuances for professional fees of the Company during the period.

     Loss from operations for the three months ended March 31, 2006 increased to a loss of $1,763,000 from a loss of $504,000 compared to the same period 2005, an increase of $1,258,000. The Company's increase in the operating loss was primarily the result of the increase in services paid with stock issuances for professional services and marketing efforts. Sales still remain insufficient to cover the Company's operating needs.

     Net interest expense for the three months ended March 31, 2006 was $0 as compared to the same period in 2005 of $46,000, down $46,000. The interest expense will return in the 2nd Quarter, 2006 as a new building was purchased the end of the 1st Quarter, 2006 replacing the building sold in the 3rd Quarter of 2005 the mortgage on which interest is paid.

     Net loss increased $1,323,000 from a loss of $599,000 to $1,922,000 for the three months ended March 31, 2005 and 2006 respectively. This net increase is primarily attributable to the increase of professional services paid with stock and the write-off of the investment in QDS.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of March 31, 2006, the Company had a deficiency in working capital of $2,959,000.

     Net cash used for the first three months operating activities came to approximately $1,590,000, up $880,000 from this period last year of $710,000.

     Cash provided from investing activities during the first three months of this year netted $1,550,000, of which approximately $1,330,000 came from the issuance of stock.

     During the first three months of 2006, the Company's financing activities provided the Company with $42,000 from the purchase of the office and warehouse building, gaining an asset, but, acquiring mortgage debt.

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

ITEM  3.     CONTROLS  AND  PROCEDURES.

     The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

     (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

     (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Quarterly report, Gateway conducted an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer, of the disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, the chief executive officer and chief financial officer concluded that Gateway's disclosure controls and procedures are effective to ensure that information required to be disclosed by Gateway in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. There was no change in Gateway internal controls, which are included within disclosure controls and procedures, during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, Gateway internal controls.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

     Reference is made to Item 3 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Commission on April 17, 2006.

     A creditor of the Company, Allergy Research group / Nutricology filed in the District Court of Clark County, Nevada an action against the Company on an unpaid open account for goods and merchandise, Case No. A-487334, in the amount of $168,000. The Company contested the amount claimed and has made payment toward the uncontested amount while negotiations with the plaintiff continued. The Company offered to pay, through counsel, the sum of $50,000 with a payment of $10,000 upon acceptance of the offer and $5,000 per month until paid. The offer was accepted and payments are being made with a balance of $30,000 owing as of March 31, 2006.

     A settlement was made with the Maryland Attorney General on the investigation regarding a change in position by the Bureaus of Consumer Protection of Nevada and Maryland dealing with a now discontinued product the Company previously sold to the public. On May 4, 2006, Assurance of Voluntary Compliance documents were signed. This includes a Civil Penalty of $100,000 and restitution to consumers of $25,000. If the amount paid to consumers for claims is less than $25,000, the Civil Penalty will be increased to the difference between $25,000 and the amount paid in restitution. The Civil Penalty is payable in monthly installments of $5,000 and the restitution is to be paid as claims are presented.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

          None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

          None

ITEM  5.  OTHER  INFORMATION.

          None.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

EXHIBIT
  NO.                                          IDENTIFICATION OF EXHIBIT
-------  --------------------------------------------------------------------------------------------------------
  3.1**  Articles of Incorporation.
  3.2**  Amended and Restated Articles of Incorporation.
  3.3**  Articles of Amendment to the Articles of Incorporation, filed effective on June 28, 2004.
  3.4**  Certificate of Change, filed effective on September 3, 2004
  3.5**  Articles of Amendment to the Articles of Incorporation, filed effective on October 4, 2004.
         Certificate of Amendment to the Certificate of Designation for the Series A Preferred Stock, filed
  3.6**  effective on November 9, 2004.
  3.7**  Certificate of Change, filed effective on December 20, 2004.
  3.8**  Certificate of Designation for the Series B Preferred Stock, filed effective on January 18, 2005.
  3.9**  Amended By-laws.
  10.1*  Donald Hansen Settlement Agreement effective February 2004
  10.2*  Donald Hansen stock option
  10.3*  Steve Owens Option Agreement dated February 01, 2006
  10.4*  Steve Hayden Consulting Agreement dated March 01, 2006
  10.5*  Maryland Attorney General Assurance of Voluntary Compliance
  31.1*  Certification of Richard A. Bailey, Chief Executive Officer of Gateway Distributors, Ltd., pursuant to 18
         U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
  31.2*  Certification of Richard A. Bailey, Chief Financial Officer of Gateway Distributors, Ltd., pursuant to 18
         U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
  32.1*  Certification of Richard A. Bailey, Chief Executive Officer of Gateway Distributors, Ltd., pursuant to 18
         U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
  32.2*  Certification of Richard A. Bailey, Chief Financial Officer of Gateway Distributors, Ltd., pursuant to 18
         U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

-----------
*   Filed  Herewith.
**  Previously  Filed

          (b)  Reports on Form 8-K.

          On March 24, 2006 we filed a Form 8-K disclosing termination of the client-auditor relationship between Madsen & Associates, CPA's Inc., and the Registrant.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Gateway Distributors, Ltd.
Dated May 22, 2006.
                                   By /s/ Richard A. Bailey
                                     -------------------------------
                                      Richard A. Bailey, Chief Executive Officer
                                      and Chief Financial Officer