Form 10KSB/A
period 2005-12-31
GATEWAY DISTRIBUTORS LTD
filed 2006-07-21
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
              ____________________________________________________
                                 FORM 10-KSB/A
                                AMENDMENT NO. 1
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                         COMMISSION FILE NO. 000-27879

                           GATEWAY DISTRIBUTORS, LTD.
               (Exact name of issuer as specified in its charter)


                 NEVADA                                  88-0301278
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

       2555 E WASHBURN RD, NORTH LAS VEGAS                 89081
    (Address of principal executive offices)            (Zip Code)

     Registrant's telephone number, including area code: (702) 317-2400


Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR
                                                               VALUE $0.001 PER
                                                                    SHARE.
                                                               (Title of class)


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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid sand asked price of such common equity, as of March 31, 2006: $2,038,189

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2006: 6,817,010,636

     Documents incorporated by reference: None.

     Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

                                TABLE OF CONTENTS


Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . . .  1
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .  2
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . .  2
Item 5.   Market for Common Equity and Related Stockholder Matters . . . . . .  2
Item 6.   Management's Discussion and Analysis or Plan of Operation. . . . . .  2
Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .  2
Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . .  3
Item 8A.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . .  3
Item 8B.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . .  3
Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(A) of the Exchange Act. . . . . . . . . .  3
Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . .  3
Item 11.  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . .  3
Item 12.  Certain Relationships and Related Transactions . . . . . . . . . . .  3
Item 13.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
Item 14.  Principal Accountant Fees and Services . . . . . . . . . . . . . . .  5

                                EXPLANATORY NOTE

     On April 17, 2006, the Registrant filed with the Securities and Exchange Commission the Annual Report on Form 10-KSB, for the annual period ended December 31, 2005. This Amendment to the Annual Report on Form 10-KSB/A is being filed to amend the Report of Independent Accounting Firm Included in Item 7
Financial Statements and to add an exhibit to Item 13 Exhibits. Subsequent to the filing of the Annual Report on Form 10-KSB, for the annual period ended December 31, 2005, the Registrant's management and Audit Committee, after consultation with the Registrant's independent accountants, determined that the financial statements for the year ended December 31, 2005 should have a revision to the Report of Independent Accounting Firm. The submitted form stated that Lawrence Scharfman & Co., CPA PC ("Scharfman") had audited December 31, 2005 and 2004. Scharfman had audited December 31, 2005, but had only reviewed the audit for December 31, 2004. Madsen & Associates, CPAs', Inc. ("Madsen") audited December 31, 2004. The appropriate Reports of Independent Accounting Firms are submitted in Item 7 Financial Statements. In Item 13 an exhibit is to be added as number 10.16 Opinion Letter from Dustin DuFault, dated April 11, 2006. The filing of this Form 10-KSB/A is not an admission that the Form 10-KSB, for the year ended December 31, 2005, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

     Except as described herein, no other changes have been made to the Registrant's Annual Report on Form 10-KSB. The Registrant has not updated the disclosures in this Form 10-KSB/A to speak as of a later date or to reflect events which occurred at a later date, except as noted.

                                     PART I

ITEM  1.     BUSINESS.

Incorporated by reference of Registrant's report on Form 10-KSB, dated April 17, 2006.

ITEM  2.     DESCRIPTION  OF  PROPERTY.

Incorporated by reference of Registrant's report on Form 10-KSB, dated April 17, 2006.

ITEM  3.     LEGAL  PROCEEDINGS.

Incorporated by reference of Registrant's report on Form 10-KSB, dated April 17, 2006.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

Incorporated by reference of Registrant's report on Form 10-KSB, dated April 17, 2006.

                                     PART II

ITEM  5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference of Registrant's report on Form 10-KSB, dated April 17, 2006.

ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Incorporated by reference of Registrant's report on Form 10-KSB, dated April 17, 2006.

ITEM  7.     FINANCIAL  STATEMENTS.

Incorporated by reference of Registrant's report on Form 10-KSB, dated April 17, 2006, with the exception of the Reports of Independent Accounting Firms included below.

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

Board of Directors & Audit Committee
Gateway Distributors, Ltd., and Subsidiaries
Las Vegas, Nevada

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Gateway Distributors, Ltd. And Subsidiaries as of December 31,2005, and the Related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gateway Distributors, Ltd. and Subsidiaries as of December 31,2005, and the results of its consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                    LAWRENCE SCHARFMAN CPA PC
                    APRIL 12,2006

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Incorporated by reference of Registrant's report on Form 10-KSB, dated April 17, 2006.

ITEM  8A.     CONTROLS  AND  PROCEDURES.

Incorporated by reference of Registrant's report on Form 10-KSB, dated April 17, 2006.

ITEM  8B.     OTHER  INFORMATION.

Incorporated by reference of Registrant's report on Form 10-KSB, dated April 17, 2006.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Incorporated by reference of Registrant's report on Form 10-KSB, dated April 17, 2006.

ITEM  10.     EXECUTIVE  COMPENSATION.

Incorporated by reference of Registrant's report on Form 10-KSB, dated April 17, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference of Registrant's report on Form 10-KSB, dated April 17, 2006.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Incorporated by reference of Registrant's report on Form 10-KSB, dated April 17, 2006.

ITEM  13.     EXHIBITS.

Incorporated by reference of Registrant's report on Form 10-KSB, dated April 17, 2006, with the exception of Exhibit 10.16 Opinion Letter from Dustin DuFault, dated April 11, 2006 , Exhibit 21.1 Subsidiaries of the registrant, and Exhibit
23.1 Consent of Independent Auditors, dated July 21, 2006.

Exhibit
  No.                                        Identification of Exhibit
                                             -------------------------
10.16**  Opinion Letter from Dustin DuFault, dated April 11, 2006.
21.1**   Subsidiaries of the registrant.
23.1**   Consent of Independent Auditors, dated July 21, 2006.
31.1**   Certification of Richard A. Bailey, Chief Executive Officer of Gateway Distributors, Ltd., pursuant to 18
         U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2**   Certification of Richard A. Bailey, Chief Financial Officer of Gateway Distributors, Ltd., pursuant to 18
         U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1**   Certification of Richard A. Bailey, Chief Executive Officer of Gateway Distributors, Ltd., pursuant to 18
         U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2**   Certification of Richard A. Bailey, Chief Financial Officer of Gateway Distributors, Ltd., pursuant to 18
         U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

---------------
*     Previously filed
**    Filed herewith


ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

Incorporated by reference of Registrant's report on Form 10-KSB, dated April 17, 2006.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date July 21, 2006
                                    By  /s/  Richard A. Bailey
                                      ------------------------------------------
                                      Richard A. Bailey, Chief Executive Officer
                                      and Chief Financial Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                    Title                      Date
          ---------                    -----                      ----

                          Chief Executive Officer, Director
/s/  Richard  A.  Bailey      and Chief Financial Officer
------------------------
    Richard A. Bailey                                         July 21, 2006


                              Secretary and Director
/s/  Florian  R.  Ternes
------------------------
      Florian R. Ternes                                       July 21, 2006