Form 10QSB
period 2006-06-30
GATEWAY DISTRIBUTORS LTD
filed 2006-08-21
CIK 1062760

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-27879

                           GATEWAY DISTRIBUTORS, LTD.
                 (Name of small business issuer in its charter)

                      NEVADA                                   88-0301278
          (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                 Identification No.)

             2555 EAST WASHBURN ROAD,
             NORTH LAS VEGAS, NEVADA                              89081
     (Address of principal executive offices)                   (Zip Code)

                                 (702) 317-2400
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 2006, the issuer had 12,717,010,636 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                    TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .   1
    Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . .   1
    Item 2.  Management's Discussion and Analysis or Plan of Operation . . . .   2
    Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . .   7
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .   8
    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .   8
    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds . . .   8
    Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .   9
    Item 4.  Submission of Matters to a Vote of Security Holders.. . . . . . .   9
    Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .   9
    Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 . . .  11
CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 . . .  13

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS.

     As used herein, the term "Company" refers to Gateway Distributors, Ltd., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, interim, condensed, consolidated financial statements including a balance sheet for the Company as of the period June 30, 2006, and statements of operations, and statements of cash flows, for interim periods up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-16 and are incorporated herein by this reference.

BASIS OF PRESENTATION

     The accompanying consolidated interim unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter and period ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ended December 31, 2006. The financial statements are presented on the accrual basis.



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

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

Second Quarter Costs and Changes in Financial Conditions

     The  balance  of  current  assets  at  December  31, 2005 was approximately
$580,000 compared to a balance of $372,000 at June 30, 2006, a decrease of $208,000. The balance of current liabilities was $2,853,000 and $3,580,000 respectively, for the same periods, an increase of $727,000. The resulting current ratio at December 31, 2005 was 0.20 to 1. The current ratio at March 31, 2006 is 0.10 to 1. The current ratio indicates that the Company's ability to pay the Company's obligations has worsened since December 31, 2005.

REVENUE & OPERATING EXPENSES

THREE  MONTHS  ENDED  JUNE  30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------
2005
----

     Total net sales and revenues were at approximately $156,000 for the three months ended June 30, 2006 compared to $190,000 for the prior period a year earlier, a decrease of 18 percent. This decrease reflects that the Aspen Cove subsidiary had prior year sales and none in the current year, as it was sold in June of 2005.

     The Company's gross profit for the three months ended June 30, 2006 compared to 2005 decreased to $140,000 from $147,000. Gross profit as a percentage of sales increased to 90 percent in 2006 from 77 percent in 2005.

     Total operating expenses (selling, general and administrative expenses) for the three months ended June 30, 2006 compared to 2005 increased by $817,000 to $1,222,000 from $405,000 in the prior period. This was primarily due to a significant increase in services paid with stock issuances for professional fees of the Company during the period.

     Loss from operations for the three months ended June 30, 2006 increased to a loss of $1,116,000 from a gain of $320,000 compared to the same period 2005, an increase of $1,436,000. The Company's increase in the operating loss was primarily the result of the increase in services paid with stock issuances for professional services and marketing efforts. Sales still remain insufficient to cover the Company's operating needs.

     Net interest expense for the three months ended June 30, 2006 was $33,000 as compared to the same period in 2005 of $65,000, down $32,000. The interest expense returned in the 2nd Quarter, 2006 as a new building was purchased the end of the 1st Quarter, 2006 replacing the building sold in the 3rd Quarter of 2005 the mortgage on which interest is paid.

     Net loss increased $1,436,000 from a gain of $320,000 to a loss of $1,116,000 for the three months ended June 30, 2005 and 2006 respectively. This net increase is primarily attributable to the increase of professional services paid with stock , the write-off of the investment in QDS and the prior year reflecting the gain on the sale of the Aspen Cove subsidiary.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005
-----------------------------------------------------------------------------

     Total net sales and revenues were at approximately $359,000 for the six months ended June 30, 2006 compared to $392,000 for the prior period a year earlier, a decrease of 8 percent. This decrease reflects that the Aspen Cove subsidiary had prior year sales and none in the current year, as it was sold in June of 2005.

     The Company's gross profit for the six months ended June 30, 2006 compared to 2005 decreased to $299,000 from $303,000. Gross profit as a percentage of sales increased to 83 percent in 2006 from 77 percent in 2005.

     Total operating expenses (selling, general and administrative expenses) for the six months ended June 30, 2006 compared to 2005 increased by $2,079,000 to $3,144,000 from $1,065,000 in the prior period. This was primarily due to a significant increase in services paid with stock issuances for professional fees of the Company during the period.

     Loss from operations for the six months ended June 30, 2006 increased to a loss of $3,038,000 from a loss of $279,000 compared to the same period 2005, an increase of $2,759,000. The Company's increase in the operating loss was primarily the result of the increase in services paid with stock issuances for professional services and marketing efforts. Sales still remain insufficient to cover the Company's operating needs.

     Net interest expense for the six months ended June 30, 2006 was $33,000 as compared to the same period in 2005 of $111,000, down $78,000. The interest expense returned in the 2nd Quarter, 2006 as a new building was purchased the end of the 1st Quarter, 2006 replacing the building sold in the 3rd Quarter of 2005 the mortgage on which interest is paid.

     Net loss increased $2,759,000 from a loss of $279,000 to a loss of $3,038,000 for the six months ended June 30, 2005 and 2006 respectively. This net increase is primarily attributable to the increase of professional services paid with stock , the write-off of the investment in QDS and the prior year reflecting the gain on the sale of the Aspen Cove subsidiary.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of June 30, 2006, the Company had a deficiency in working capital of $3,208,000.

     Net cash used for the first six months operating activities came to approximately $501,000, up $100,000 from this period last year of $401,000.

     Cash used for investing activities during the first six months of this year was approximately $1,240,000, of which the majority was for the financing of the new warehouse building

     During the first six months of 2006, the Company's financing activities provided the Company with $1,655,000 from the purchase of the office and warehouse building, gaining an asset, but, acquiring mortgage debt.

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

     A creditor of the Company, Allergy Research group / Nutricology filed in the District Court of Clark County, Nevada an action against the Company on an unpaid open account for goods and merchandise, Case No. A-487334, in the amount of $168,000. The Company contested the amount claimed and has made payment toward the uncontested amount while negotiations with the plaintiff continued. The Company offered to pay, through counsel, the sum of $50,000 with a payment of $10,000 upon acceptance of the offer and $5,000 per month until paid. The offer was accepted and payments are being made with a balance of $20,000 owing as of June 30, 2006.

     A settlement was made with the Maryland Attorney General on the investigation regarding a change in position by the Bureaus of Consumer Protection of Nevada and Maryland dealing with a now discontinued product the Company previously sold to the public. On May 4, 2006, Assurance of Voluntary Compliance documents were signed. On June 14, 2006 final judicial approval was received on the signed documents. This includes a Civil Penalty of $100,000 and restitution to consumers of $25,000. If the amount paid to consumers for claims is less than $25,000, the Civil Penalty will be increased to the difference between $25,000 and the amount paid in restitution. The Civil Penalty is payable in monthly installments of $5,000 and the restitution is to be paid as claims are presented.

     As of June 30, 2006, Management was continuing negotiations, initiated in 2003, with the Internal Revenue Service ("IRS") to settle past taxes due. Since then, a settlement is being negotiated and is awaiting finalization.

ITEM  2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     During the fiscal quarter ended June 30, 2006, Gateway sold 1,000,000,000 common shares in a private transaction not involving a public offering. The 1,000,000,000 shares bear a legend restricting their disposition.

       DATE     NAME            LOCATION    # SHARES     CONSIDERATION
     5/09/2006    Roger Pawson  USA       1,000,000,000  $      100,000

     The use of the proceeds from the sale of our securities were for general working capital needs and the repayment of debt.

     The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act. The investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to an accredited investor, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

     The purchaser was provided with access to our filings with the SEC, including the following:

- Our annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by the purchaser in writing, a copy of our most recent
     Form  10-KSB  under  the  Exchange  Act.

- The information contained in an annual report on Form 10-KSB under the Exchange Act.

- The information contained in any reports or documents required to be filed by Charys under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

- A brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in Charys' affairs that are not disclosed in the documents furnished.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM  5.  OTHER INFORMATION.

     None.

ITEM  6.     EXHIBITS.

EXHIBIT
-------
  NO.                                       IDENTIFICATION OF EXHIBIT
  --                                        -------------------------
  3.1**  Articles of Incorporation.
  3.2**  Amended and Restated Articles of Incorporation.
  3.3**  Articles of Amendment to the Articles of Incorporation, filed effective on June 28, 2004.
  3.4**  Certificate of Change, filed effective on September 3, 2004.
  3.5**  Articles of Amendment to the Articles of Incorporation, filed effective on October 4, 2004.
         Certificate of Amendment to the Certificate of Designation for the Series A Preferred Stock, filed
  3.6**  effective on November 9, 2004.
  3.7**  Certificate of Change, filed effective on December 20, 2004.
  3.8**  Certificate of Designation for the Series B Preferred Stock, filed effective on January 18, 2005.
  3.9**  Amended By-laws.
  10.6*  Allan Gold Consulting Agreement, dated March 16, 2006.
  10.7*  Peter Hammer Employment Agreement, dated May 8, 2006.
  10.8*  Marshall Distributing Letter of Intent.
         Certification of Richard A. Bailey, Chief Executive Officer of Gateway Distributors, Ltd., pursuant to 18
  31.1*  U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
         Certification of Richard A. Bailey, Chief Financial Officer of Gateway Distributors, Ltd., pursuant to 18
  31.2*  U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
         Certification of Richard A. Bailey, Chief Executive Officer of Gateway Distributors, Ltd., pursuant to 18
  32.1*  U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
         Certification of Richard A. Bailey, Chief Financial Officer of Gateway Distributors, Ltd., pursuant to 18
  32.2*  U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

________
*   Filed Herewith.
**  Previously Filed

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Gateway Distributors, Ltd.
Dated August 18, 2006.
                                           By  /s/  Richard A. Bailey
                                             --------------------------------
                                             Richard A. Bailey,
                                             Chief Executive Officer
                                             and Chief Financial Officer

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

    Statement of Stockholders - Equity                               F-4

    Statement of Cash Flows                                          F-5

    Notes to Financial Statements                                    F-7

                          GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                             UNAUDITED CONSOLIDATED BALANCE SHEET
                           (CONDENSED, INTERIM FINANCIAL STATEMENTS)


                                                                   June 30,      December 31,
                                                                     2006            2005
                                                                --------------  --------------
                            ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                   $       8,371   $      93,305
    Accounts Receivable                                                 8,756          23,756
    Inventories                                                       355,182         373,276
    Due From Chelsea Collection                                             -          90,000
    Prepaids                                                                -               -
                                                                --------------  --------------
                                          Total Current Assets        372,309         580,337
                                                                --------------  --------------

PROPERTY & EQUIPMENT
    Property and Equipment, at cost                                 1,678,272         410,979
    (Less) accumulated depreciation and amortization                 (350,785)       (327,818)
                                                                --------------  --------------
                                    Total Property & Equipment      1,327,487          83,161
                                                                --------------  --------------

MINORITY INTEREST IN SUBSIDIARY                                             -               -
                                                                --------------  --------------

OTHER ASSETS
    Prepaid Advertising                                               230,572         230,572
    Product Awaiting Marketing                                        183,650         183,650
    Formulas                                                          536,500         536,500
    Investment in QDS of Arizona                                            -         200,000
    Cal-Bay International Restricted Stock Held for Investment      1,271,005       1,361,005
    Chelsea Collection Restricted Stock Held for Investment           365,900         400,000
    Other Assets                                                       13,182          40,768
                                                                --------------  --------------
                                            Total Other Assets      2,600,809       2,952,495
                                                                --------------  --------------

Total Assets                                                        4,300,605       3,615,993
                                                                ==============  ==============

                      See Notes to the Financial Statements

                   GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                    (CONDENSED, INTERIM FINANCIAL STATEMENTS)

                                                   June 30,      December 31,
                                                     2006           2005
                                                --------------  --------------
                   LIABILITIES
CURRENT LIABILITIES:

Accounts payable:
  Trade Regular                                 $     422,847   $     201,308
  Set aside for prior amounts due and payable         329,035         399,500
Accrued expenses:
  Payroll and employee benefits                       293,339         167,103
  Payroll taxes                                       198,159         142,925
  Interest                                            420,944         420,944
  Other                                                36,359          48,257
Stock Investors                                       188,078          94,078
Current maturities of long-term debt                1,690,898       1,378,615
                                                --------------  --------------
Total current liabilities                           3,579,659       2,852,730
                                                --------------  --------------

LONG-TERM DEBT                                        935,573               -

Total Liabilities                                   4,515,232       2,852,730
                                                --------------  --------------

              STOCKHOLDERS' EQUITY

Preferred stock - $.001 par value
  Authorized - 400,000,000 shares
      Series A Preferred
          Authorized - 100,000,000 shares
          14,972,125 issued and outstanding            14,972          14,972
      Series B Preferred
          Authorized - 100,000,000 shares
          15,000,000 issued and outstanding            15,000          15,000
      No Series Designated Preferred
          Authorized - 200,000,000 shares
          Issued and outstanding - none
Common stock, - $.001 par value
  Authorized - 25,000,000,000 shares
  Issued and outstanding - 10,117,010,636          10,117,010       2,967,010
  Additional paid-in capital                       12,586,067      17,542,204
  Accumulated (deficit)                           (22,947,676)    (19,775,923)

                                                --------------  --------------
Net Stockholders' Equity                             (214,627)        763,263
                                                --------------  --------------

Total Liabilities & Stockholders' Equity        $   4,300,605   $   3,615,993
                                                ==============  ==============

                      See Notes to the Financial Statements

                                          GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                                        UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (CONDENSED INTERIM FINANCIAL STATEMENTS)

                                                                   Quarter          Quarter        6 Months        6 Months
                                                                    Ended            Ended           Ended           Ended
                                                                   June 30,        June 30,        June 30,        June 30,
                                                                     2006            2005            2006            2005
                                                               ----------------  -------------  ---------------  -------------
SALES                                                          $       155,767   $    190,081   $      359,337   $    391,766

COST OF SALES                                                           16,169         42,899           60,288         88,482
                                                               ----------------  -------------  ---------------  -------------

GROSS PROFIT                                                           139,598        147,182          299,049        303,284
                                                               ----------------  -------------  ---------------  -------------
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES:
  Depreciation Expense                                                  15,701         24,709           22,967         49,418
  Professional Services Not Classified Elsewhere                       662,874        172,924        2,109,336        297,284
  Development of Jeunesse by Francois Product Line                      48,490         58,088          129,719        120,159
  Product Development                                                   10,500         66,838           27,785        317,464
  All Other Selling, General and Administrative                        484,435         82,014          854,195        280,772
                                                               ----------------  -------------  ---------------  -------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   1,222,000        404,573        3,144,002      1,065,097
                                                               ----------------  -------------  ---------------  -------------

OTHER INCOME (EXPENSE):
  Gain on Sale of Property held for short term investment                    0              0                0         37,139
  Gain on Sale of Aspen Cove                                                 0        652,546                0        652,546
  Debt Forgiveness Income                                                    0              0           40,465              0
  (Loss) on Sale of Subsidiary - Los Cabos Beverage                          0              0                0         (8,256)
  (Loss) change in reporting QDS of Arizona as an investment                 0              0                0        (68,535)
  (Impairment)  reporting Subsidiary QDS
  of Arizona as an investment                                                0              0                0         (9,101)
  (Loss) on Investment in QDS                                                0              0         (200,000)             0
  (Loss) on Sale of Valley Dr House                                          0        (10,380)               0        (10,380)
  Interest Expense                                                     (33,403)       (64,967)         (33,402)      (110,872)
  Other Income                                                               0              0                0              0
                                                               ----------------  -------------  ---------------  -------------

TOTAL OTHER INCOME (EXPENSE):                                          (33,403)       577,199         (192,937)       482,541
                                                               ----------------  -------------  ---------------  -------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                          (1,115,805)       319,808       (3,037,890)      (279,272)

MINORITY INTEREST                                                            0              0                0              0
                                                               ----------------  -------------  ---------------  -------------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX                   (1,115,805)       319,808       (3,037,890)      (279,272)

PROVISION FOR INCOME TAX                                                     0              0                0              0
                                                               ----------------  -------------  ---------------  -------------

NET INCOME (LOSS)                                              $    (1,115,805)  $    319,808   $   (3,037,890)  $   (279,272)
                                                               ================  =============  ===============  =============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                    $         (0.00)  $       0.00   $        (0.00)  $      (0.00)
                                                               ----------------  -------------  ---------------  -------------

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK         10,288,988,658    185,934,066    6,648,226,106    110,200,657
                                                               ================  =============  ===============  =============


                      See Notes to the Financial Statements


                                      F-

                                        GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                                 UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                FOR THE PERIODS ENDED JUNE 30, 2006 AND DECEMBER 31, 2005

                              Preferred Stock            Common Stock            Paid in
                              Par Value $0.001         Par Value $0.001           Excess     Accumulated     Net Equity
                             -------------------  ---------------------------
                               Shares    Amount       Shares        Amount        of Par       (Deficit)    (Deficiency)
                             ----------  -------  --------------  -----------  ------------  -------------  -------------
Balance - December 31, 2004   4,972,125  $ 4,972          98,590  $        99  $19,224,980   $(18,872,196)  $    357,855

Common Stock Issued:
  For Services -
  Restricted Stock                                  1,975,100,042    1,975,100   (1,262,199)                      712,901
  Cancelled Not Sold                                -242,749,998     -242,750       22,750                      (220,000)
  For Services -
  Unrestricted Stock                                  853,400,002      853,400     (375,173)                      478,227
  For Cash                                           381,162,000      381,160      (68,153)                      313,007
Loss for the Period                                                                              (903,728)      (903,728)
Preferred Stock Issued
  Preferred Stock B          15,000,000   15,000                                                                  15,000
  Preferred Stock A          10,000,000   10,000                                                                  10,000

                             ----------  -------  --------------  -----------  ------------  -------------  -------------
Balance for
December 31, 2005            29,972,125   29,972   2,967,010,636    2,967,009   17,542,205    (19,775,924)       763,262

Common Stock Issued:
  For Services -
  Unrestricted Stock                               3,850,000,000    3,850,000   (2,520,000)                    1,330,000

Loss for the Period                                                                            (1,922,085)    (1,922,085)

                             ----------  -------  --------------  -----------  ------------  -------------  -------------
Balance for March 31, 2006   29,972,125   29,972   6,817,010,636    6,817,009   15,022,205    (21,698,009)       171,177

Common Stock Issued:
  For Services -
  Restricted Stock                                 1,000,000,000    1,000,000     (900,000)                      100,000
  For Services -
  Unrestricted Stock                               2,300,000,000    2,300,000   (1,670,000)                      630,000

Loss for the Period                                                                            (1,115,804)    (1,115,804)

                             ----------  -------  --------------  -----------  ------------  -------------  -------------
Balance for June 30, 2006    29,972,125   29,972  10,117,010,636   10,117,009   12,452,205    (22,813,813)      (214,627)


                      See Notes to the Financial Statements

                                  GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONDENSED INTERIM FINANCIAL STATEMENTS)


                                                                                 6 Months Ended    Year Ended
                                                                                     June 30,     December 31,
                                                                                       2006           2005
                                                                                 --------------  -------------
OPERATING ACTIVITIES:
Net (loss)                                                                       $  (3,037,890)  $   (903,728)
Adjustments to reconcile Net (loss)
     to net cash from (to) operating activities:
     Stock issued for Services                                                       1,960,000        862,022
     Depreci. & Amortization Prop & Equip                                               22,967         47,132
     Minority Interest                                                                       -         72,364

Changes in operating assets & liabilities which increase (decrease) cash flow:
     Accounts Receivable                                                               215,000       (178,122)
     Inventories                                                                        18,094        120,923
     Properties Held for Short Term Investments                                              -        179,741
     Prepaid Expenses & Other Current Assets                                                 -         25,500
     Accounts Payable and Commissions                                                  151,073       (128,532)
     Accrued Liabilities                                                               169,572         26,989
                                                                                 --------------  -------------
Net cash provided by operating activities                                             (501,184)       124,289
                                                                                 --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Product Development Awaiting Production                                                 -         (4,000)
     Capital (Outlays)  / Disposals                                                          -      4,237,309
     Purchase of Property                                                           (1,267,293)             -
     Other Assets                                                                       27,586          7,938
                                                                                 --------------  -------------
Net cash provided (used) from investing activities                                  (1,239,707)     4,241,247
                                                                                 --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net Proceeds from Term Debt After Principal Payments                             1,247,857              -
    Principal Payment on Debts (over) net proceeds Term Debt                                 -     (2,820,033)
    Stock Sales for Cash; Net                                                          100,000        338,009
    Investments                                                                        308,100     (1,827,366)
                                                                                 --------------  -------------
Net cash provided (used) from financing activities                                   1,655,957     (4,309,390)
                                                                                 --------------  -------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                            (84,934)        56,146

CASH AND CASH EQUIVALENTS - Beginning of Period                                         93,305         37,159
                                                                                 --------------  -------------

Cash at end of period                                                            $       8,371   $     93,305
                                                                                 ==============  =============


                      See Notes to the Financial Statements

                   GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                             6 Months Ended    Year Ended
                                                June 30,      December 31,
                                                  2006            2005
                                             --------------  --------------
SUPPLEMENTAL DISCLOSURE

CASH PAID FOR:
  Interest                                           33,403         192,645
  Taxes                                                   0               0


NON CASH INVESTING AND FINANCING ACTIVITIES

STOCK ISSUED FOR:
  Services                                        1,960,000         862,022
  Investors                                         100,000         338,009


                      See Notes to the Financial Statements

                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 1 -  BASIS OF PRESENTATION:

     The consolidated interim condensed financial statements at June 30, 2006 and for the periods ended June 30, 2006 and 2005 are unaudited, but include all adjustments, which the Company considers necessary for a fair presentation.

     The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2005. The accompanying consolidated unaudited interim financial statements for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the results which can be expected for the entire year.

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


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation
     ---------------------------

     As of June 30, 2006, the Company has the following wholly owned subsidiaries:

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

     The Company has signed a binding letter of intent to purchase the business assets of Marshall Distributing, LLC, a Utah limited liability company and a portion of EMS Business Development, Inc., a California corporation. These assets will be assigned to the currently inactive subsidiary Grandma Hammans Specialty Foods and the subsidiary will have an appropriate name change. The asset purchase includes the operations and warehouse facility. The date of implementation is being reviewed.

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

     In the agreement the Company has with Chelsea Collection, the Company will have the opportunity to acquire the same Francois Vautour skin care line from Chelsea Collection for virtually the same price and terms as Chelsea Collection is buying it from Francois Vautour. The terms of the agreement involves a purchase price of $4,000,000, payments are computed based on 15% of the gross sales less cost of goods sold with a minimum weekly payment of $10,000. Once the purchase price is paid, then a royalty of up to 15% of the gross sales less cost of goods sold steps into place and continues thereafter. The cost outlays have been charged to the statement of operations as a selling, general and administrative expense, which were $487,863 for all of 2005 and $129,719 for the period, ended June 30, 2006.

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

     During the third quarter 2005, the Company sold to Chelsea Collection its controlling block of preferred restricted stock in PolarWearZ, Inc. (refer to note "Real Estate Sales") for $250,000. Chelsea Collection name changed the corporation to "The Chelsea Collection, Inc." As of June 30, 2006, Chelsea Collection had paid off all of the $250,000 sales price.

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

     In a single agreement on June 2, 2005, the Company sold Aspen Cove Resort (property) and the subsidiary Aspen Cove Resort, Inc. (operations of Aspen Cove Resort), hereafter referred to as "Aspen Cove," to Cal-Bay International ("Cal-Bay"). Aspen Cove sold for approximately $2,600,000, adjusted to the estimated fair value of the Cal-Bay stock received in exchange for partial payment as discussed later in this note. The sale was paid for with (1) restricted Preferred Series B stock of Cal-Bay, (2) the controlling block of stock (restricted preferred stock) in PolarWearZ, Inc., an inactive no asset corporation trading on the pink sheets, valued at $200,000, (3) mortgage debt assumption, and (4) cash paid to the mortgage holder catching up the past due mortgage payments. The Mortgage Note was paid off in March 2006. Because there was no distinction made between the sale of the Aspen Cove property and operations (subsidiary), the transaction was recognized as one sale and netted into one gain, effective June 2, 2005. The operations of Aspen Cove Resort are reflected only thru June 2, 2005, the date the Company ceased owning the operations. In July 2005. Cal-Bay included as part of the payment in exchange for Aspen Cove approximately 800,000 free trading shares of common stock in PolarWearZ, Inc (approximately 15% of the common stock) valued at $400,000.

     The valuation of Cal-Bay stock received from the sale of Aspen Cove and the Valley Drive real estate, is for a guaranteed minimum sales price of $0.05 per share upon conversion from preferred "B" non voting stock to voting common stock. The preferred stock is non-dilutable and, as per the agreement, upon sale as common stock it is guaranteed to sell for no less than $0.05 per share, or additional shares will be issued to compensate for any shortage. The market value of the common stock of Cal-Bay International remained relatively stable for over two years until November 25, 2005 when a reverse split took place. Since then, the stock has retained a value well above the $0.05 per share guarantee. It is unknown if this will continue. Based on that history, and that the stock is non-dilutable and it has a minimum sales value of $1,600,000, Management has assigned the 32,000,000 shares of preferred stock a value of $1,600,000 discounted by $348,501 to a present value of 10% per year for 3 years giving an estimated fair value of $1,271,499. The unrestricted common stock received in the third quarter 2005 in PolarWearZ, Inc. (assigned a value of $400,000) was not included in the second quarter 2005. This changes the recognized sales price from approximately $2,200,000 as previously recognized in the second quarter 2005 to $2,600,000. The adjusted gain on this sale of approximately $1,276,000 has been recognized in the 2005 Statement of Operations as part of the "Gain on Sale of property."

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

     During 2004, the total number of shares approved to issue in these plans was 18,200,000,000 (18 billion, 200 million). Stock issued to employees through the plan is not affected by reverse splits until after it has been sold. The remaining unissued stock at any time remains unchanged despite what happens to the stock once it is issued. i.e., stock reverse splits, dividends, etc. As of June 30, 2006, there are no remaining shares approved to issue under the ESIP plans.

     During 2005, the Company issued 1,433,250,000 shares out of the ESIP plan before stock splits. The number of shares after stock splits is recognized on the statement of stockholders equity. The net proceeds to the Company from employee stock sales during 2005 were approximately $228,000.

     During January 1 through June 30, 2006 no stock was issued out of the ESIP plan. There are currently no shares issued and unsold under the ESIP plan.

NOTE 9 -  RECEIVABLE ESIP STOCK PLAN:

     Stock sales through the Employee Stock Incentive Plan (ESIP) sold at quarter end are reported as a receivable rather than negative equity provided they are received within 45 days after quarter end. Funds to be received from the ESIP Plan are reported as "Receivable ESIP Stock Plan" as a current asset in the amount of $0. There is no receivable on stock as there has been no ESIP stock issued during 2006.


NOTE 10 - NON-EMPLOYEE, DIRECTORS AND CONSULTANTS RETAINER STOCK PLANS ("RSP"):

     The Company continually seeks to improve its financial position by seeking investors in exchange for equity in the Company. The value assigned to the stock for these transactions will vary based on the market value of the stock or services performed at the time, whichever is more readily ascertainable.

     Since 2003, the Company has filed with the Security and Exchange Commission ("SEC") forms S-8 notifying of Non-Employee Directors and Consultants Retainer Stock Plans ("RSP") and its increases in stock approved to issue under such plans. On July 27, 2006 a Form S-8, Non-Employee Consultants Retainer Stock Plan for the Year 2006, was submitted for 7,000,000,000 (7 billion) shares.

     During 2004, the total number of shares approved to issue in these plans were 8,500,000,000 (8 billion 500 million). The number of shares approved to issue through the plan is not affected by reverse stock splits. The remaining unissued stock at any time remains unchanged despite what happens to the stock once it is issued. i.e., stock reverse splits, dividends, etc. As of June 30, 2006, the total remaining shares approved to issue under the RSP plans are 44,150,000. During 2005, the Company issued 1,093,000,000 shares out of the RSP plan before stock splits. The number of shares after stock splits is recognized on the statement of stockholders equity.

     During January 1 through June 30, 2006, the Company issued 6,150,000,000 shares out of the RSP plan.


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

     During January 1 through June 30, 2006, the Company issued no shares of Series B preferred stock


NOTE 12 - RESTRICTED  STOCK  ISSUED  TO OFFICERS (RELATED PARTY TRANSACTIONS):

     During 2005, the Company issued to officers 23,000,000 shares of restricted common stock, valued at approximately $10,000.

     During January 1 through June 30, 2006, the Company did not issue any restricted common stock to officers.


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


NOTE 14 - RECLASSIFICATION AND RESTATEMENTS:

     Selected items in the June 30, 2005 financial statements as previously reported have been reclassified and restated to be consistent with the unaudited financial statements as of June 30, 2006.

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

     On June 30, 2005, management reclassified $230,572 from "Products Pending Production" to "Prepaid Advertising Costs" as an "Other Asset" on the
     Balance Sheet. This is for an infomercial completed and ready to use in selected geographic areas. Amortization of this prepaid advertising will begin when the advertising campaigns begin, expected to be sometime after June 30, 2006 and will be based over an estimated useful life yet to be determined. Management is of the opinion that the estimated fair value of prepaid advertising exceeds the cost recognized on the Balance Sheet. Management will evaluate the estimated fair value at December 31, 2006 (year end) for impairment.

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


NOTE 16 - CONSIDERATIONS AFFECTING THE COMPANY'S ABILITY TO CONTINUE AS A GOING
------------------------
          CONCERN:

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

     A creditor of the Company, Allergy Research group / Nutricology filed in the District Court of Clark County, Nevada an action against the Company on an unpaid open account for goods and merchandise, Case No. A-487334, in the amount of $168,000. The Company contested the amount claimed and made payment toward the uncontested amount while negotiations with the plaintiff continued. The Company offered to pay, through counsel, the sum of $50,000 with a payment of $10,000 upon acceptance of the offer and $5,000 per month until paid. The offer was accepted and payments are being made with a balance of $20,000 owing as of June 30, 2006.

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

     The Company has unidentified liabilities of $329,035 reported on the balance sheet under current liabilities titled "Set aside for prior amounts due and payable." These are a portion of liabilities recognized in prior years' financial statements, reduced from $1,682,886 to $400,000 as of December 31, 2004. The Company has been unsure and unable to identify what they represent. Some go back as much as ten years ago. Some may represent debts recorded in prior mergers and acquisitions that the Company is not responsible to pay. Others may have come about by erroneously recording liabilities that were already paid. Others may be duplicated liabilities that did not belong as debt in the first place.

     As of June 30, 2006, Management was continuing negotiations, initiated in 2003, with the Internal Revenue Service ("IRS") to settle past taxes due. Since then, a settlement is being negotiated and is awaiting finalization.

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

     The Company has signed a binding letter of intent to purchase the business assets of Marshall Distributing, LLC, a Utah limited liability company and a portion of EMS Business Development, Inc., a California corporation. These assets will be assigned to the currently inactive subsidiary Grandma Hammans Specialty Foods and the subsidiary will have an appropriate name change. The asset purchase includes the operations and warehouse facility. The date of implementation is being reviewed. An 8-K, Entry into a Material Definitive Agreement, was filed on July 24, 2006. The Form 8-K is included below.

Form 8-K ITEM 1.01. ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT.

     On June 19, 2006, the Registrant and Marshall Distributing, LLC, and EMS Business Development, Inc. (collectively, the "Company"), executed a binding letter of intent whereby the Registrant agreed to acquire substantially all of the assets and assume all receivables and payables of the Company.

     Upon satisfaction of all Closing conditions of the parties contained in the binding letter of intent (other than such conditions as shall have been waived), the Registrant, pursuant to a liabilities undertaking in the form to be attached to the Final Purchase Agreement shall assume certain liabilities and obligations of the Company.

     The purchase price that the Registrant shall pay for the Company's Assets shall be $6,000,000 (the "Purchase Price").

     The Purchase Price will be fully secured by: (a) the Assets (together with the assets of Registrants or its affiliated company which acquire Assets and/or succeed to the business operations of Marshall Distributing, LLC ; and (b) 12 million shares of Cal-Bay International, Inc. preferred B stock (the "CBAY Shares") owned by Registrant. Registrant will deposit into an escrow account (to be agreed upon by the parties) the 12 million CBAY Shares which shall be restricted for one year and which shall be retained in escrow as part of the security for the full and timely payment of the Purchase Price. At the Closing the Registrant shall provide the escrow holder with irrevocable instructions to pay the Purchase Price in full on or before the fourteenth (14th) month after the Closing (the "Holding Period").

     A closing (the "Closing") will be held on or before June 30, 2006 ("Closing Date"), provided, however, that if any of the conditions not satisfied or waived by such date, then the party to this Agreement which is unable to satisfy such condition or conditions, despite the best efforts of such party, shall be entitled to postpone the Closing by notice to the other parties until such condition or conditions shall have been satisfied (which such notifying party will seek to cause to happen at the earliest practicable date) or waived, but in no event shall the Closing occur later than the "Termination Date" which shall be July 30, 2006. The Closing shall be held at the Company's office unless the parties otherwise agree.

     If within fourteen (14) months following the Closing, the Purchase Price has not been paid in full the Company shall have the right, in its sole and absolute discretion to terminate the Final Purchase Agreement by providing Registrant and the escrow holder of its election to terminate. In the event the Company elects to terminate the Final Purchase Agreement: (a) the Final Purchase Agreement will terminate; (b) escrow holder shall liquidate sufficient CBAY Shares held in the escrow account and shall pay to the Company (on behalf of Registrant) the sum of $200,000.00 in consideration for the Company having entered into the Final Purchase Agreement and having removed the business from the market place; (c) all Assets as well as any assets of the Registrant or affiliated company that acquires the Assets or succeeds to the Business Operations of the Company shall thereupon be deemed assigned to the Company; and (d) possession and title to the Real Property shall be reconveyed to Terry Nielsen. Title shall be free and clear of all matters of record, save and except those matters of record at the Closing. If termination occurs pursuant to this Section 1.5, the parties will cooperate to return the Assets, Real Property and the then current Business Operations to The Company. Registrant will be responsible for all business expenses and will be entitled to collect, all revenues attributable to the Business Operations for the time period from the Closing to the date of termination. The Company will pay all business expenses and retain all revenues attributable to the Business Operations for the time period after the termination date. The parties will reconcile their respective expenses and revenues within ninety (90) days after the termination date.

ITEM 9.01 FINANCIAL STATEMENTS AND EXHIBITS.

          (a)  Financial Statements of Business Acquired.

     It is not practicable to file the required historical financial statements at this time. Accordingly, pursuant to Item 9.01(a)(4) of Form 8-K, the Registrant will file such financial statements under cover of Form 8-K/A as soon as practicable, but not later than the date required by applicable law.

          (b)  Pro forma financial information.

     It is not practicable to file the required pro forma financial information at this time. Accordingly, pursuant to Item 9.01(a)(4) of Form 8-K, the Registrant will file such financial statements under cover of Form 8-K/A as soon as practicable, but not later than the date required by applicable law.


On July 27, 2006 a Form S-8, Non-Employee Consultants Retainer Stock Plan for the Year 2006, was submitted for 7,000,000,000 (7 billion) shares.