Form 10KSB/A
period 2004-12-31
GATEWAY DISTRIBUTORS LTD
filed 2006-11-01
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ----------------------------------------------------

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004


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

Securities  registered under Section 12(b)         NONE.
of  the  Exchange  Act:

Securities registered under Section 12(g)          COMMON STOCK, PAR  VALUE
of the Exchange Act:                               $0.001  PER  SHARE.
                                                   (Title of class)

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 7, 2006: $239,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 7, 2006: 30,980,590.

     Documents incorporated by reference: Items 1, 2, 3, 4, 5, 8, 8A, 8B, 9, 10, 11, 12, and 14 of this Form 10-KSB/A Amendment No.2 incorporate by reference the registrant's Form 10-KSB/A No. 1 for the fiscal year ended December 31, 2004, filed on July 26, 2005. Item 13 of this Form 10-KSB/A, Amendment No. 2 incorporates by reference the registrant's Form 10-KSB for the fiscal year ended December 31, 2004, filed on April 15, 2005.

     Transitional  Small Business Disclosure Format (Check One):  Yes [ ] No [X]

                                                TABLE OF CONTENTS

Item 1.   Business.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . . . .   2
Item 5.   Market for Common Equity and Related Stockholder Matters.. . . . . . . . . . . . . . . . . . . . .   2
Item 6.   Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . . . . . . . . . .   2
Item 7.   Financial Statements.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.. . . . . . .  15
Item 8A.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
Item 8B.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the
          Exchange Act.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
Item 10.  Executive Compensation.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.. .  16
Item 12.  Certain Relationships and Related Transactions.. . . . . . . . . . . . . . . . . . . . . . . . . .  16
Item 13.  Exhibits.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
Item 14.  Principal Accountant Fees and Services.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                                EXPLANATORY NOTE

     On April 15, 2005, we filed with the Securities and Exchange Commission our Annual Report on Form 10-KSB for the annual period ended December 31, 2004. On July 26, 2005, we filed with the Securities and Exchange Commission Amendment No. 1 to our Annual Report on Form 10-KSB/A. This Amendment No. 2 to our Annual Report on Form 10-KSB/A is being filed to correct information for Items 6 and 7 contained in Amendment No. 1 to our Annual Report on Form 10-KSB/A. The filing of this Form 10-KSB/A, Amendment No. 2, is not an admission that our Form 10-KSB for the year ended December 31, 2004, or our Amendment No. 1 to our Annual Report on Form 10-KSB/A, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

     Except as described herein, no other changes have been made to our Annual Report on Form 10-KSB or our Amendment No. 1 to our Annual Report on Form 10-KSB/A. We have not updated the disclosures in this Form 10-KSB/A, Amendment No. 2, to speak as of a later date or to reflect events which occurred at a later date, except as noted.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In light of the risks and uncertainties inherent in all projected operational matters, the inclusion of forward-looking statements in this Form 10-KSB/A should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-KSB/A as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market condition, the volatile and intensely competitive environment in the business sectors in which we operate, rapid technological change, and our dependence on key and scarce employees in a competitive market for skilled personnel. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM  1.     BUSINESS.

     Incorporated by reference of Registrant's report on Form 10-KSB/A No. 1, dated July 26, 2005.

ITEM  2.     DESCRIPTION  OF  PROPERTY.

     Incorporated by reference of Registrant's report on Form 10-KSB/A No. 1, dated July 26, 2005.

ITEM  3.     LEGAL  PROCEEDINGS.

     Incorporated by reference of Registrant's report on Form 10-KSB/A No. 1, dated July 26, 2005.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     Incorporated by reference of Registrant's report on Form 10-KSB/A No. 1, dated July 26, 2005.

                                    PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     Incorporated by reference of Registrant's report on Form 10-KSB/A No. 1, dated July 26, 2005.

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

YEAR  2004  COSTS  AND  CHANGES  IN  FINANCIAL  CONDITION

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

SALES,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general, and administrative expenses, as a percentage of sales, were 805% for 2004 as compared to 211% for the same period in 2003. Selling, general, and administrative expenses for the period ended December 31, 2004, increased $6,933,000, 292%, to $9,305,000 from $2,372,000 in the year ending
December 31, 2003. The increase in these expenses resulted primarily from outside consulting paid with stock to certain consultants hired to assist Gateway with acquiring additional operations, real estate, product research and marketing plans.

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

ITEM  7.     FINANCIAL  STATEMENTS.

     The financial statements and related notes are included as part of this report as indexed in the appendix on pages F-1 through F-30.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Incorporated by reference of Registrant's report on Form 10-KSB/A No. 1, dated July 26, 2005.

ITEM  8A.    CONTROLS  AND  PROCEDURES.

     Incorporated by reference of Registrant's report on Form 10-KSB/A No. 1, dated July 26, 2005.

ITEM  8B.    OTHER  INFORMATION.

     Incorporated by reference of Registrant's report on Form 10-KSB/A No. 1, dated July 26, 2005.

PART  III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

     Incorporated by reference of Registrant's report on Form 10-KSB/A No. 1, dated July 26, 2005.

ITEM  10.    EXECUTIVE  COMPENSATION.

     Incorporated by reference of Registrant's report on Form 10-KSB/A No. 1, dated July 26, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Incorporated by reference of Registrant's report on Form 10-KSB/A No. 1, dated July 26, 2005.

ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     Incorporated by reference of Registrant's report on Form 10-KSB/A No. 1, dated July 26, 2005.

ITEM  13.    EXHIBITS.

     Incorporated by reference of Registrant's report on Form 10-KSB, dated April 15, 2005, with the exception of Exhibit 23.1 Consent of Independent Auditors.

Exhibit No.                                          Identification of Exhibit
-----------  ---------------------------------------------------------------------------------------------------------
23.1**       Consent of Independent Auditors.
31.1**       Certification of Richard A. Bailey, Chief Executive Officer of Gateway Distributors, Ltd., pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2**       Certification of Richard A. Bailey, Chief Financial Officer of Gateway Distributors, Ltd., pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1**       Certification of Richard A. Bailey, Chief Executive Officer of Gateway Distributors, Ltd., pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2**       Certification of Richard A. Bailey, Chief Financial Officer of Gateway Distributors, Ltd., pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

---------------
*     Previously filed
**    Filed herewith

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

     Incorporated by reference of Registrant's report on Form 10-KSB/A No. 1, dated July 26, 2005.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        GATEWAY DISTRIBUTORS, LTD.

Dated: November 1, 2006
                                        By /s/ Richard A. Bailey
                                           -------------------------------------
                                           Richard A. Bailey,
                                           Chief Executive Officer
                                           and Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                         Title                         Date
      ---------                         -----                         ----

/s/ Richard A. Bailey     Chief Executive Officer, Director     November 1, 2006
---------------------        and Chief Financial Officer
  Richard A. Bailey


/s/ Florian R. Ternes         Secretary and Director            November 1, 2006
---------------------
  Florian R. Ternes

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       FINANCIAL STATEMENTS AND SCHEDULES

                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

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

The Company has restated its financial statements for the year ended December 31, 2004 to correct an accounting error related to the reporting of income from the reduction of previously reported liabilities and to write down additional previously reported liabilities as an adjustment to a prior period. This restatement is disclosed is footnote 14 to the financial statements.

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

/s/  Madsen & Associates CPAs, Inc.

March 28, 2005
Murray, Utah

                   GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                       AUDITED CONSOLIDATED BALANCE SHEET
                         CONDENSED FINANCIAL STATEMENTS)


                                                      (Restated)
                                                     December 31,
                                                         2004
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
                                                    ==============

                   GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                       AUDITED CONSOLIDATED BALANCE SHEET
                        (CONDENSED FINANCIAL STATEMENTS)


                                          (Restated)
                                         December 31,
                                             2004
                                         -------------
                LIABILITIES
CURRENT LIABILITIES:
Current maturities of long-term debt        1,433,736
Accounts payable:
  Trade                                       315,494
  Commissions                                  13,847
Accrued expenses:
  Payroll and employee benefits               179,617
  Payroll taxes                               152,385
  Interest                                    424,364
  Other                                        34,830
                                         -------------
Total current liabilities                   2,554,273
                                         -------------

LONG-TERM DEBT                              2,820,033
                                         -------------

Total Liabilities                           5,374,306
                                         -------------
          STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value
  Authorized - 400,000,000 shares
    Series A Preferred
      Authorized - 100,000,000 shares
      4,972,125 issued and outstanding          4,972
    No Series Designated Preferred
      Authorized - 300,000,000 shares
      None issued and outstanding
Common stock, - $.001 par value
  Authorized - 25,000,000,000 shares
  Issued and outstanding - 98,590                  99
  Additional paid-in capital               19,224,980
  Accumulated (deficit)                   (18,472,196)

                                         -------------
Net Stockholders' Equity                      757.855
                                         -------------

Total Liabilities & Equity                  6,132,161
                                         =============

                           GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                          AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (CONDENSED FINANCIAL STATEMENTS)

                                                                  (Restated)
                                                                  Year Ended       Year Ended
                                                                 December 31,     December 31,
                                                                     2004             2003
                                                                --------------  ----------------

SALES                                                           $   1,153,893   $     1,123,373

COST OF SALES                                                         343,744           293,179
                                                                --------------  ----------------

GROSS PROFIT                                                          810,149           830,194
                                                                --------------  ----------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Depreciation Expense                                                265,668            12,045
  Professional Services Not Classified Elsewhere                    1,545,671           694,895
  Development of Jeunesse by Francois Product Line                    655,757                 0
  Product Development                                               4,198,326
  All Other Selling, General and Administrative                     2,639,434         1,664,931
                                                                --------------  ----------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  9,304,856         2,371,871
                                                                --------------  ----------------
OTHER INCOME (EXPENSE):
  Loss on Sale of Assets                                               (1,774)                0
  Additional Loss Incurred on 12-31-01 Sale of Subsidiary             (40,000)                0
  Loss on Formulas, Trademark, Goodwill, and Debt Elimination
    Of Grandma Hammans in Exchange for 51% of Los Cabos               (31,144)                0
  Loss on Stock Investment                                            (25,000)                0
  Loss on Auction Resale Items                                        (13,228)                0
  Interest Expense                                                   (236,719)         (186,369)
  Other Income                                                         93,243             4,583
                                                                --------------  ----------------

TOTAL OTHER INCOME (EXPENSE)                                         (254,622)         (181,786)
                                                                --------------  ----------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                         (8,749,329)       (1,723,463)

MINORITY INTEREST                                                      72,364                 0
                                                                --------------  ----------------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME                      (8,676,965)       (1,723,463)

PROVISION FOR INCOME TAX                                                    0                 0
                                                                --------------  ----------------

NET INCOME (LOSS)                                                 ($8,676,965)      ($1,723,463)
                                                                ==============  ================

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                        ($2,965.47)   ($1,723,463.00)
                                                                --------------  ----------------
BASIC & DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK                 2,926                 1
                                                                ==============  ================

                                           GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                        FOR THE PERIODS ENDED DECEMBER 31, 2004 AND 2003

                                                                                          Paid In      (Restated)    (Restated)
                                            Preferred Stock          Common Stock         Excess        Retained     Net Equity
                                           Par Value $0.001        Par Value $0.001       of Par        Earnings    (Deficiency)
                                         Shares       Amount      Shares     Amount                    (Deficit)
                                       ----------  -----------  ---------  ----------  ------------  -------------  ------------
BALANCE - December 31, 2002                  125   $        1           0  $        -  $ 4,521,592   $ (9,754,654)  $(5,233,061)
                                       ----------  -----------  ---------  ----------  ------------  -------------  ------------

Common Stock Issued:
  For Services - Restricted                                             0           0        5,600                        5,600
  For Services - Unrestricted                                           0           0      473,888                      473,888
  For Cash - Unrestricted                                               1           1    1,888,506                    1,888,507
  For Debt - Accounts Payable                                           0           0        2,022                        2,022
  For Debt - Note Payable - Suburban                                    0           0      273,781                      273,781

Note Payable - Suburban Paid Off
  Via Stock Sold In 2002 By Suburban
  At a Value Greater In 2003 Than
  Was Estimated In 2002                                                 0           0      500,000                      500,000
Renegotiation Acquisition Grandma
  Hammans acquired 2002                                                 0           0            0                            0
Preferred Stock Issued
  For Services - Restricted              726,000          725                               71,875                       72,600

(Loss) for the Period                                                                                  (1,723,463)   (1,723,463)
                                       ----------  -----------  ---------  ----------  ------------  -------------  ------------
BALANCE - December 31, 2003              726,125          726           1           1    7,737,264    (11,478,117)   (3,740,126)
(As previously reported)

Adjustment for overstatement of
Reported liabilities                                                                                    1,682,886     1,682,886

Balance - December 31, 2003

As restated                              726,125          726           1           1    7,737,264     (9,795,231)   (2,057,240)

Common Stock Issued:
  For Services - Restricted                                            10           0       36,666                       36,666
  For Services - Unrestricted                                      15,673          16    4,729,272                    4,729,288
  For Debt - Unrestricted                                               0           0       25,000                       25,000
  For Cash - Unrestricted                                          34,906          34    6,696,802                    6,696,836

Preferred Stock Issued
  For Services - Restricted            4,270,000        4,270                                                             4,270
P
referred Stock Converted
to Common Stock - Restricted             (24,000)         (24)     48,000          48          (24)                           0

Loss for the period-as restated                                                                        (8.676,965)   (8,676,965)
                                       ----------  -----------  ---------  ----------  ------------  -------------  ------------

Balance for December 31, 2004          4,972,125   $    4,972      98,590  $       99  $19,224,980   $(18,472,196)  $   757,855
                                       ==========  ===========  =========  ==========  ============  =============  ============

                   GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    (Restated)
                                                                    Year Ended      Year Ended
                                                                   December 31,    December 31,
                                                                       2004            2003
                                                                  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                        $  (8,676,965)  $  (1,723,463)
Adjustments to reconcile net (loss)
  to net cash from (to) operating activities:
  Stock issued for Services                                           4,770,224         552,088
  Stock issued for Debt                                                  25,000         275,803
  Depreciation & Amortization Prop & Equip                              265,668          25,667
  Loss on Sale of Fixed Assets                                            1,774
  Minority Interest                                                     (72,364)
                                                                  --------------

  Loss on Formulas, Trademark, Goodwill, and Debt Elimination
    of Grandma Hammans in Exchange for 51% of Los Cabos                  31,144
Changes in operating assets and liabilities which
  increase (decrease) cash flow:
  Accounts Receivable                                                   (40,829)         (1,234)
  Inventories                                                          (292,974)        (73,648)
  Properties Held for Short Term Investment                            (179,741)
  Prepaid Expenses and Other Current Assets                             (25,500)
  Accounts Payable and Commissions                                      149,901        (237,977)
  Accrued Liabilities                                                  (434,467)         87,675
                                                                  --------------  --------------
Net cash provided (used) from operating activities                   (4,479,129)     (1,095,089)
                                                                  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Product Development Awaiting Production                              (418,223)
  Capital (Outlays)/Disposals                                        (4,499,049)         (6,174)
  (Purchase) of Formulas                                                (61,500)
  Renegotiation of Purchase of Grandma Hammans                                         (137,182)
  Other Assets                                                           16,533           4,759
                                                                  --------------  --------------
Net cash provided (used) from investing activities                   (4,962,239)       (138,597)
                                                                  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Term Debt after Principal Payments                  2,457,594
Principle Payment on Debts (over) net proceeds Term Debt                      0        (307,300)
Stock Sales for Cash; Net                                             6,857,743       1,703,961
                                                                  --------------  --------------
Net cash provided (used) from financing activities                    9,315,337       1,396,661
                                                                  --------------  --------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                            (126,031)        162,975

CASH AND CASH EQUIVALENTS - Beginning of Period                         163,190             215
                                                                  --------------  --------------

CASH AND CASH EQUIVALENTS - End of Period                         $      37,159   $     163,190
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

(r) - CONCENTRATIONS

The Company reports no significant concentrations.

(s) - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

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

(d) - CONSULTING SERVICES SECURED BY STOCK IN 2002 AND PAID OFF
---------------------------------------------------------------

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

(k) - SERIES A PREFERRED STOCK CONVERTED TO COMMON STOCK
--------------------------------------------------------

On December 21, 2004 two of the holders of Series A Preferred stock converted a total of 24,000 shares of Series A Preferred stock for 48,000 (24,000,000 pre-reverse stock split) shares of common stock. The conversion requires no consideration be made by the Series A Preferred stockholders, so this conversion has no monetary affect in the financial statements. It merely reports a shift in the kinds of ownership and the par value presentation of the changes in ownership within the equity section of the balance sheet, and as reported in the statement of equity.

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

NOTE 14 - RESTATEMENT OF FINANCIAL STATEMENTS TO CORRECT AN ACCOUNTING ERROR

The Company has restated its financial statements to correct an accounting error in the recording of $1,282,886 as income from the reduction of liabilities during the year ended December 31, 2004. Management has made a determination that the liabilities are not owed by the Company and that the write down of these liabilities should have been reported in a period prior to the year ended December 31, 2004. In addition to the $1,282,886 in liabilities identified above, the company originally had left an estimated $400,000 in liabilities on the balance sheet at December 31, 2004. Management has made a determination that he Company should restate its financial statements to correct an accounting error in the recording these $400,000 liabilities. The Company does not owe these amounts and the $400,000 has been included with the $1,282,886 as an adjustment to a prior period. Management has determined that following the guidelines of SFAS 140 the Company has been legally discharged from all of these obligations.

The effects of the restatement on the balance sheet and the statement of operations and net (loss) per share are illustrated below:

                         BALANCE SHEET-DECEMBER 31, 2004
                         -------------------------------

                               Restated                  Originally
                                Amount     Adjustment     Reported
                             ------------  -----------  ------------
Accounts payable                 315,494     (400,000)      715,494
Current liabilities            2,554,273      400,000     2,954,273
Accumulated (deficit)        (18,472,196)     400,000   (18,872,196)
Total liabilities & Equity     6,532,161      400,000     6,132,861

              STATEMENT OF OPERATIONS-YEAR ENDED DECEMBER 31, 2004
              ----------------------------------------------------

                            Restated                 Originally
                             Amount     Adjustment    Reported
                           -----------  -----------  -----------
Reduction of reported
  Liabilities                       -   (1,282,886)   1,282,886
Net income (loss)          (8,676,965)  (1,282,886)  (7,394,079)
                           -----------  -----------  -----------

Basic & Diluted Earnings
  (Loss) per share          (2,390.23)      136.71    (2,527.03)
                           ===========  ===========  ===========

There was no change in total assets or weighted average shares of common stock outstanding due to restatement correction.

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

The most significant projects the Company has invested in this year through December 31, 2004 are:

                                               Products Pending          Expensed as Part of
                                                  Production          General & Administrative
                                              (All Paid in Cash)       (Paid in Cash & Stock)
                                           -------------------------  -------------------------
Chelsea Collection - Jeuness by Francois                     230,573                    655,757
Finders Fees for real estate transactions                                                83,700
IGIA Product                                                                            691,200
Pete Rose Product Line                                       187,650                  1,530,238
Zufelt Marketing Strategies                                                              42,840
Distributor Recruitment                                                                 338,922
All other projects - future or abandoned                                              1,415,131
                                           -------------------------  -------------------------

  Total                                                      418,223                  4,757,788
                                           -------------------------  -------------------------

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

          DISTRIBUTORS, LTD., RICK BAILEY AND FLO TERNES, AND NEPTUNE
          -----------------------------------------------------------

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

On November 17, 2003, Gateway filed an answer and affirmative defenses which asserted that the Plaintiff's claims are barred by the principles of undue influence, duress, in pari delicto, estoppel, and illegality. On January 24, 2004, Judge Gottschall granted the Securities and Exchange Commission's motion for an order appointing a receiver over Suburban Capital Corporation in Securities and Exchange Commission v. Frank J. Custable, Jr., Sara Wetzel,
               -----------------------------------------------------------

              SUBURBAN CAPITAL CORP., FRANCIS SCOTT WIDEN, WASATCH
              ----------------------------------------------------

          Pharmaceutical, Inc., David Giles, Gary Heesch, Pacel Corp.,
          ------------------------------------------------------------

         DAVID CALKINS, GATEWAY DISTRIBUTORS, LTD., RICHARD BAILEY AND
         -------------------------------------------------------------

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