Form 10KSB/A
period 2005-12-31
GATEWAY DISTRIBUTORS LTD
filed 2006-11-01
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
              ____________________________________________________

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

             (Exact name of registrant as specified in its charter)

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 7, 2006: $2,165,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 7, 2006: 7,217,010,636.

Documents incorporated by reference: Items 1, 2, 3, 4, 5, 8, 8A, 8B, 9, 10, 11, 12, 13, and 14 of this Form 10-KSB/A, Amendment No. 2 incorporate by reference the registrant's Form 10-KSB for the fiscal year ended December 31, 2005, filed on April 17, 2006.

     Transitional  Small Business Disclosure Format (Check One):  Yes [ ] No [X]

                                         TABLE OF CONTENTS

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . .   2
Item 5.   Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . .   3
Item 6.   Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . . . .   3
Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .  16
Item 8A.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
Item 8B.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
          16(A) of the Exchange Act. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
Item 12.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . .  16
Item 13.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
Item 14.  Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . . .  17


                                EXPLANATORY NOTE

     On April 17, 2006, we filed with the Securities and Exchange Commission our Annual Report on Form 10-KSB for the annual period ended December 31, 2005. On July 21, 2006, we filed with the Securities and Exchange Commission Amendment No. 1 to our Annual Report on Form 10-KSB/A. This Amendment No. 2 to our Annual Report on Form 10-KSB/A is being filed to correct information for Items 6 and 7 contained in Amendment No. 1 to our Annual Report on Form 10-KSB/A. The filing of this Form 10-KSB/A, Amendment No. 2, is not an admission that our Form 10-KSB for the year ended December 31, 2005, or our Amendment No. 1 to our Annual Report on Form 10-KSB/A, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

     Except as described herein, no other changes have been made to our Annual Report on Form 10-KSB or our Amendment No. 1 to our Annual Report on Form 10-KSB/A. We have not updated the disclosures in this Form 10-KSB/A, Amendment No. 2, to speak as of a later date or to reflect events which occurred at a later date, except as noted. Management became aware of an accounting error on October 18, 2006 pertaining to the annual financial statements issued for the year ended December 31, 2004.

     The accounting error contained two components. The first related to debt forgiveness income recognized in 2004 in the amount of $1,282,886. The second pertained to $400,000 of liabilities remaining on the balance sheet.

     Prior to 2004 the company had recognized $1,682,886 of liabilities. Many of these liabilities went back to 1999 and previous. The liabilities consisted of liabilities assumed on acquisition of other companies as well as some duplication of liabilities through accounting system changes. The company went through the stated liabilities vendor by vendor trying to ascertain the actual amount owed during the end of 2004. The liabilities could be categorized into three segments. The first segment was international commissions owed prior to changing business operations in Japan. The second segment was duplicate commissions entered for product sales reps that had already been paid, and the third segment was liabilities assumed through acquisition that were previously satisfied.

     The liabilities could not be confirmed and so the company relied upon Nevada state law which states that after three years, indebtedness is forgiven if there have been no lawsuits filed. This would be consistent with paragraph 16 B of SFAS 140, however, the adjustment pertains to prior years and therefore will be treated as a prior period adjustment and a correction of an error even though the liabilities were determined to be not valid in 2004.

     The company had isolated and determined that $1,282,886 was not valid and therefore under State law and per the guidance of SFAS 140 16B determined that these debts were discharged and wrote them down to debt forgiveness income. The company however could not determine weather the remaining $400,000 was discharged as a result of previous business acquisitions and mergers and therefore left this balance as a contingent liability on the balance sheet. There have not been any claims or law suits filed on this amount even through late 2006 and therefore can only be concluded that the adjustments pertain to a prior period.

     Management has also addressed and modified its internal controls to review and confirm all of its ongoing liabilities to ensure the accuracy and reliability of the information contained in its accounting systems.

     Management has contacted it's independent certified public accountant firm about the above situation and determined that the best course of action is to restate and amend the 2004 filing of its 10KSB.

     This restatement of the 2004 financial statements effected the 2004 financial statements presented in 2005 including the balance sheet, statement of operations, statement of cash flows, and statement of stockholders equity (deficiency). The effect of the 2004 restatement also changed the 2005 balance sheet and statement of stockholders equity (deficiency). Note 13 has also been changed to reflect the above.

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

YEAR 2005 COSTS AND CHANGES IN FINANCIAL CONDITION

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


ITEM 7. FINANCIAL STATEMENTS.

     The financial statements and related notes are included as part of this report as indexed in the appendix on pages F-1 through F-25.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Incorporated by reference of Registrant's report on Form 10-KSB, dated April 17, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference of Registrant's report on Form 10-KSB, dated April 17, 2006.

ITEM 13. EXHIBITS.

     Incorporated by reference of Registrant's report on Form 10-KSB, dated April 17, 2006, with the exception of Exhibit 23.1 Consent of Independent Auditors.

Exhibit
-------
  No.                                      Identification of Exhibit
-------                                    -------------------------
 23.1**  Consent of Independent Auditors.
         Certification of Richard A. Bailey, Chief Executive Officer of Gateway Distributors, Ltd., pursuant to 18
 31.1**  U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
         Certification of Richard A. Bailey, Chief Financial Officer of Gateway Distributors, Ltd., pursuant to 18
 31.2**  U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
         Certification of Richard A. Bailey, Chief Executive Officer of Gateway Distributors, Ltd., pursuant to 18
 32.1**  U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
         Certification of Richard A. Bailey, Chief Financial Officer of Gateway Distributors, Ltd., pursuant to 18
 32.2**  U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

____________
*     Previously filed
**     Filed herewith


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

Dated: November 1, 2006
                                   By /s/ Richard A. Bailey
                                      ------------------------------------------
                                      Richard A. Bailey, Chief Executive Officer
                                      and Chief Financial Officer



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

      Signature                     Title                        Date
      ---------                     -----                        ----

/s/ Richard A. Bailey  Chief Executive Officer, Director  November 1, 2006
---------------------    and Chief Financial Officer
  Richard A. Bailey

/s/ Florian R. Ternes        Secretary and Director       November 1, 2006
---------------------
  Florian R. Ternes

        GATEWAY DISTRIBUTORS, STOCKTICKERLTD. STOCKTICKERAND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

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

Board of Directors & Audit Committee
Gateway Distributors, Ltd., and Subsidiaries
Las Vegas Nevada

Board of Directors & Audit Committee
Gateway Distributors, Ltd., and Subsidiaries Las Vegas, Nevada

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Gateway Distributors, Ltd. And Subsidiaries as of dateMonth12Day31Year2005December 31,2005, and the Related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The Company has restated its financial statements for the year ended December 31, 2005 to correct an accounting error related to the reporting of income from the reduction of previously reported liabilities and to write down additional previously reported liabilities as an adjustment to a prior period. This restatement is disclosed is footnote 13 to the financial statements.

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

LAWRENCE SCHARFMAN CPA PC
OCTOBER 26, 2006

            GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
               AUDITED CONSOLIDATED BALANCE SHEET
                (CONDENSED FINANCIAL STATEMENTS)

                                                      (Restated)
                                                     December 31,
                                                         2005
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

          GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
              AUDITED CONSOLIDATED BALANCE SHEET
               (CONDENSED FINANCIAL STATEMENTS)

                                                  (Restated)
                                                 December 31,
                                                     2005
                                                --------------
                    LIABILITIES

CURRENT LIABILITIES:

Accounts payable:
  Trade Regular                                 $     200,808
  Commissions                                               0

Accrued expenses:
  Payroll and employee benefits                       167,103
  Payroll taxes                                       142,925
  Interest                                            420,944
  Other                                                48,257
Stock Investors                                        94,078
Current maturities of long-term debt                1,378,615
                                                --------------
Total current liabilities                           2,452,730
                                                --------------

LONG-TERM DEBT                                              -

                                                --------------
Total Liabilities                                   2,452,730
                                                --------------

                STOCKHOLDERS' EQUITY

Preferred stock - $.001 par value
  Authorized - 400,000,000 shares
    Series A Preferred
      Authorized - 100,000,000 shares
      14,972,125 issued and outstanding                14,972
    Series B Preferred
      Authorized - 100,000,000 shares
      15,000,000 issued and outstanding                15,000
    No Series Designated Preferred
      Authorized - 200,000,000 shares
      Issued and outstanding - none
Common stock, - $.001 par value
  Authorized - 25,000,000,000 shares
  Issued and outstanding - 2,967,010,636            2,967,010
  Additional paid-in capital                       17,542,204
  Accumulated (deficit)                           (19,375,923)

                                                --------------
Net Stockholders' Equity                            1,163,263
                                                --------------

Total Liabilities & Stockholders' Equity        $   3,615,993
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

                              GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                             AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONDENSED FINANCIAL STATEMENTS)

                                                                                          (Restated)
                                                                          Year Ended      Year Ended
                                                                         December 31,    December 31,
                                                                             2005            2004
                                                                        --------------  --------------
SALES                                                                   $     769,759   $   1,153,893

COST OF SALES                                                                 170,580         343,744
                                                                        --------------  --------------

GROSS PROFIT                                                                  599,179         810,149
                                                                        --------------  --------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Depreciation Expense                                                         47,132         265,668
  Professional Services Not Classified Elsewhere                              783,556       1,545,671
  Development of Jeunesse by Francois Product Line                            497,863         655,757
  Product Development                                                         263,255       4,198,326
  All Other Selling, General and Administrative                             1,323,551       2,639,434
                                                                        --------------  --------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                          2,915,357       9,304,856
                                                                        --------------  --------------

INCOME (LOSS) FROM OPERATIONS                                              (2,316,178)     (8,494,707)
                                                                        --------------  --------------
OTHER INCOME (EXPENSE):
  Gain on Sale of Property held for short term investment                      37,139               -
  Gain on Sale of Property                                                  1,629,871               -
  Gain on Sale of Polar WearZ, Inc. (n.k.a. Chelsea Collection) Stock          50,000               -

  (Loss) on Sale of Equipment                                                       -          (1,774)
  Additional (Loss) Incurred on 2002 Sale of Subsidiary                             -         (40,000)
  (Loss) on Grandma Hammans in Exchange for 51% of Los Cabos                        -         (31,144)
  (Loss) on Sale of Subsidiary - Los Cabos Beverage                            (8,256)              -
  (Loss) change in reporting QDS of Arizona as an investment                  (68,535)              -
  (Impairment)  reporting Subsidiary QDS of Arizona as an investment           (9,101)              -
  (Loss) on Sale of Valley Dr House                                           (26,024)              -
  (Loss) on Stock Investment                                                        -         (25,000)
  (Loss) on Auction Resale Items                                                    -         (13,228)
  Interest Expense                                                           (192,644)       (236,719)
   Other Income                                                                     -          93,243
                                                                        --------------  --------------
TOTAL OTHER INCOME (EXPENSE):                                               1,412,450        (254,622)
                                                                        --------------  --------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                                   (903,728)     (8,749,329)

MINORITY INTEREST                                                                   -          72,364
                                                                        --------------  --------------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX                            (903,728)     (8,676,965)
PROVISION FOR INCOME TAX                                                            -               -
                                                                        --------------  --------------

NET INCOME (LOSS)                                                       $    (903,728)  $  (8,676,965)
                                                                        ==============  ==============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                             $       (0.00)  $   (2,965.47)
                                                                        --------------  --------------

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF                                732,728,516           2,926
COMMON STOCK                                                            ==============  ==============

                       See Notes to Financial Statements.

The accompanying notes are an integral part of the audited financial statements.

                                            GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  FOR THE PERIODS ENDED SEPTEMBER 30, 2004 AND DECEMBER 31, 2005

                                        Preferred Stock           Common Stock
                                        Par Value $0.001        Par Value $0.001          Paid in       Restated      Restated
                                     ---------------------  -------------------------     Excess      Accumulated    Net Equity
                                       Shares     Amount       Shares        Amount       of Par       (Deficit)    (Deficiency)
                                     ----------  ---------  -------------  ----------  ------------  -------------  -------------
Balance - December 31, 2003             726,125  $     726              1  $        1  $ 7,737,264   $ (9,795,231)  $ (2,057,240)

Common Stock Issued:
  For Services - Restricted Stock                                  48,010          48       36,642                        36,690
  For Services - Unrestricted Stock                                15,673          16    4,729,272                     4,729,288
  For Debt - Unrestricted Stock                                         -           -       25,000                        25,000
  For Cash                                                         34,906          34    6,696,802                     6,696,836

Preferred Stock Issued
  For Services - Restricted "A"
  Series                              4,246,000      4,246                                                                 4,246

(Loss) for the Period                                                                                  (8,676,965)    (8,676,965)

                                     ----------  ---------  -------------  ----------  ------------  -------------  -------------
Balance - December 31, 2004           4,972,125      4,972         98,590          99   19,224,980    (18,472,196)       757,855

Common Stock Issued:
  For Services - Restricted Stock                           1,975,100,042   1,975,100   (1,262,199)                      712,901
  Cancelled Not Sold                                         -242,749,998    -242,750       22,750                      (220,000)
  For Services - Unrestricted Stock                           853,400,002     853,400     (375,173)                      478,227
  For Cash                                                    381,162,000     381,160      (68,153)                      313,007
Loss for the Period                                                                                      (903,728)      (903,728)
Preferred Stock Issued
  Preferred Stock B                  15,000,000     15,000                                                                15,000
  Preferred Stock A                  10,000,000     10,000                                                                10,000

                                     ----------  ---------  -------------  ----------  ------------  -------------  -------------
Balance for December 31, 2005        29,972,125     29,972  2,967,010,636   2,967,009   17,542,205    (19,375,923)     1,163,263

                        See Notes to Financial Statements

The accompanying notes are an integral part of the audited financial statements.

                   GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (CONDENSED INTERIM FINANCIAL STATEMENTS)

                                                                   (Restated)
                                                   Year Ended      Year Ended
                                                  December 31,    December 31,
                                                      2005            2004
                                                 --------------  --------------
OPERATING ACTIVITIES:
Net Income (loss)                                $    (903,728)  $  (8,676,965)
Adjustments to reconcile Net Income
  to net cash provided by operating activities:
  ACCOUNTS RECEIVABLE                                 (178,122)        (40,829)
  INVENTORY                                            120,923        (292,974)
  PREPAIDS                                              25,500         (25,500)
  ACCUMULATED DEPRECIATION                             (47,132)        276,979
  ACCOUNTS PAYABLE                                    (128,533)       (540,100)
  ACCRUED EXPENSES                                     (11,968)        225,534
                                                 --------------  --------------
Net cash provided by operating activities           (1,123,060)     (9,073,855)
                                                 --------------  --------------

INVESTING ACTIVITIES:
  DUE FROM CALBAY                                   (1,361,005)              -
  DUE FROM CHELSEA                                     (90,000)              -
  INVEST PINK SHEET SHELL                             (400,000)              -
  INVESTMENT PROPERTY                                  179,741        (179,741)
  STOCK SOLD RECEIVABLE                                 23,640         160,906
  DUE TO OTHER PARTY                                    (7,544)          7,544
  GENERAL                                                 (394)        (16,011)
  PRODUCTS PENDING                                       4,000        (418,222)
  GOODWILL & FORMULAS                                        -         129,996
  STOCK INVESTORS                                       94,078               -
  MINORITY INTEREST                                     72,364         (72,364)
  COMMON STOCK                                       2,917,715        (569,898)
  PAID IN CAPITAL                                   (1,636,575)     12,060,708
  PREF A STOCK                                          10,000           4,246
  PREF B STOCK                                          15,000               -
                                                 --------------  --------------
Net cash provided by investing activities             (178,980)     11,107,164
                                                 --------------  --------------

FINANCING ACTIVITIES:
  PROPERTY AND EQUIPMENT                             4,230,344      (4,483,586)
  CURRENT PORTION LONG TERM DEBT                       (55,121)       (286,266)
  LONG TERM DEBT                                    (2,820,033)      2,613,508
  ACCUMULATED DEFICIT                                    2,996          (2,996)
                                                 --------------  --------------
Net cash provided BY financing activities            1,358,186      (2,159,340)
                                                 --------------  --------------

Net cash Increase for period                            56,146        (126,031)

Cash at beginning of period                             37,159         163,190
                                                 --------------  --------------

Cash at end of period                            $      93,305   $      37,159
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

(a) - PRINCIPLES OF CONSOLIDATION
---------------------------------

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

(b) - CASH AND CASH EQUIVALENTS
-------------------------------

For purposes of the statement of cash flows, cash equivalents include cash in banks and all highly liquid investments with original maturities of three months or less.

(c) - INVENTORIES
-----------------

Inventories, consisting primarily of nutritional, health, beauty products, and beverages are stated at cost computed by the first-in, first-out (FIFO) method of accounting.

(d) - PROPERTY AND EQUIPMENT
----------------------------

Property and equipment are stated at cost. Major replacements and refurbishings are capitalized while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed.

(e) - EARNINGS (LOSS) PER SHARE
-------------------------------

Basic and diluted earnings (loss) per share are computed on a weighted average of shares issued and outstanding through the year. No recognition of stock options and warrants and other dilutive stock interests are recognized in the computation as there are net operating losses and it would be antidilutive.

(f) - INCOME TAXES
------------------

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

(g) - DEPRECIATION AND AMORTIZATION
-----------------------------------

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

(h) - RECEIVABLE ESIP STOCK PLAN
--------------------------------

Stock sales through the Employee Stock Incentive Plan (ESIP) sold at year end are reported as a receivable rather than negative equity provided they are received within 60 days after year end. There were no funds due at year end.

(i) - ACCOUNTS RECEIVABLE
-------------------------

Management has elected to record bad debts using the direct write-off method. Generally accepted accounting principles require that the allowance method be used to reflect bad debts. However, the effect of the use of the direct write-off method is not significantly different from the results that would have been obtained had the allowance method been followed.

(j) -COMPREHENSIVE INCOME
-------------------------

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

(l) - FAIR VALUES OF FINANCIAL INSTRUMENTS
------------------------------------------

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

(m) - ADVERTISING COSTS.
------------------------

The Company conducts nondirect response advertising for which the costs are expensed when incurred. Total advertising costs of $XXX,XXX and $339,873 were incurred for the years ended December 31, 2005 and 2004, respectively.

(n) - REVENUE RECOGNITION
-------------------------

Revenue is recognized in the period in which the products are shipped.

(o) - RECLASSIFICATIONS
-----------------------

Certain amounts in 2004 have been reclassified and represented to conform to the current financial statement presentation.

(p) - USE OF ESTIMATES
----------------------

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

(q) - CONCENTRATIONS
--------------------

The Company reports no significant concentrations.

(r) - OTHER RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------------------

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

NOTE 10 - EQUITY:

(a) - REVERSE STOCK SPLITS
--------------------------

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

(b) - STOCK ISSUED FOR SERVICES PROVIDED
----------------------------------------

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

(d) - NOTES CONVERTIBLE INTO STOCK
----------------------------------

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

(e) - STOCK OPTIONS
-------------------

There are stock options granted before 2002. Because of the stock splits management is of the opinion the stock options in place are of no measurable value and are anticipating terminating the existing stock option plan. Therefore, in computing earnings per share all stock options have been ignored

(f) - EMPLOYEE STOCK INCENTIVE PLAN ("ESIP")
--------------------------------------------

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

(g) - OTHER STOCK ISSUED FOR SERVICES PROVIDED
----------------------------------------------

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

(h) - RESTRICTED STOCK ISSUED TO CONSULTANTS
--------------------------------------------

During 2005 and 2004, the Company issued 400,600,000 and 1 restricted shares respectively, after reverse stock splits, to consultants for services rendered. Restricted stock has no measurable value. However, $154,180 and $3,500 were assigned as value for this stock.

(i) - RESTRICTED STOCK ISSUED TOEMPLOYEES
-----------------------------------------

During 2005, the Company issued 2,500,000 restricted shares to consultants for services rendered. Restricted stock has no measurable value. However, $750 was assigned as value for this stock.

(j) - RESTRICTED STOCK ISSUED TOINVESTORS
-----------------------------------------

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

NOTE 13 - RESTATEMENT OF FINANCIAL STATEMENTS TO CORRECT AN ACCOUNTING ERROR

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

The effects of the restatement on the balance sheet and the statement of operations and net (loss) per share for 2004 and 2005are illustrated below:

                         BALANCE SHEET-DECEMBER 31, 2004
                         -------------------------------

                         Restated    Originally
                          Amount     Adjustment     Reported
                       ------------  -----------  ------------
Accounts payable           315,494     (400,000)      715,494
Current liabilities      2,554,273     (400,000)    2,954,273
Accumulated (deficit)  (18,472,196)     400,000   (18,872,196)
Total liabilities &
  Equity                 6,132,161                  6,132,861

              STATEMENT OF OPERATIONS-YEAR ENDED DECEMBER 31, 2004
              ----------------------------------------------------

                            Restated    Originally
                             Amount     Adjustment    Reported
                           -----------  -----------  -----------
Reduction of reported
  Liabilities                       -   (1,282,886)   1,282,886

Net income (loss)          (8,676,965)  (1,282,886)  (7,394,079)
                           -----------  -----------  -----------

Basic & Diluted Earnings
  (Loss) per share          (2,390.23)      136.71    (2,527.03)
                           -----------  -----------  -----------

                         BALANCE SHEET-DECEMBER 31, 2005
                         -------------------------------

                         Restated    Originally
                          Amount     Adjustment     Reported
                       ------------  -----------  ------------
Accounts payable           200,808     (400,000)      600,808
Current liabilities      2,452,730     (400,000)    2,852,730
Accumulated (deficit)  (19,375,923)     400,000   (19,775,923)
Total liabilities &
Equity                   3,615,993                  3,615,993

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

The most significant projects the Company had invested in last 2 years through December 31, 2005 were:

                                                  Product Developed               Expensed as Part of
                                                 Awaiting  Production          General & Administrative
                                                  (All Paid in Cash)            (Paid in Cash & Stock)
                                                 --------------------  ------------------------------------------
                                                      2004 Only                2005                  2004
Jeuness by Francois - initial development costs               230,573               497,863               655,757

Finders Fees for real estate transactions                                           192,000                83,700

IGIA Product                                                                              0               691,200

Pete Rose Product Line                                        187,650                 7,200             1,530,238

Zufelt Marketing Strategies                                                          56,940                42,840

Distributor Recruitment                                                              11,060               338,922

All other projects - future or abandoned                                            418,152             1,415,131
                                                 --------------------  ------------------------------------------

Total                                                         418,223             1,183,215             4,757,788
                                                 --------------------  ------------------------------------------

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

On January 24, 2004, Judge Gottschall granted the Securities and Exchange Commission's motion for an order appointing a receiver over Suburban Capital
                                                            ----------------
Corporation in Securities and Exchange Commission v.
----------------------------------------------------
Frank J. Custable, Jr., Sara Wetzel, Suburban Capital Corp., Francis
--------------------------------------------------------------------
Scott Widen, Wasatch Pharmaceutical, Inc., David Giles, Gary Heesch,
--------------------------------------------------------------------

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