Form 10QSB/A
period 2006-03-31
GATEWAY DISTRIBUTORS LTD
filed 2006-11-01
CIK 1062760

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

                        COMMISSION FILE NUMBER: 000-27879

                           GATEWAY DISTRIBUTORS, LTD.
                 (Name of small business issuer in its charter)

                    NEVADA                               88-0301278
         (State or other jurisdiction       (I.R.S. Employer Identification No.)
       of incorporation or organization)

        2555 EAST WASHBURN ROAD,                           89081
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

     Transitional  Small  Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . .  2
    Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . .  2
    Item 2.  Management's Discussion and Analysis or Plan of Operation. .  3
    Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . .  7
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .  8
    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .  8
    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  8
    Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . .  8
    Item 4.  Submission of Matters to a Vote of Security Holders. . . . .  8
    Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . .  8
    Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . .  9
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. 10
CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. 12

                                EXPLANATORY NOTE

     On May 22, 2006, we filed with the Securities and Exchange Commission our Quarterly Report on Form 10-QSB, for the quarterly period ended March 31, 2006. This Amendment to our Quarterly Report on Form 10-QSB is being filed to amend the introductory paragraph contained in Item 2, Management's Discussion and Analysis or Plan of Operation, and the information in Item 3, Controls and Procedures. Subsequent to the filing of Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006, the Registrant's management and Audit
Committee, after consultation with the Registrant's independent accountants, determined that the financial statements for the year ended December 31, 2005 required restatement to correct the accounting for two transactions occurring during that period which did not comply with U.S. generally accepted accounting principles. The filing of this Form 10-QSB/A, Amendment No. 1, is not an admission that our Form 10-QSB for the quarter ended March 31, 2006, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

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

     The effect of the 2004 restatement also changed the 2005 balance sheet and statement of stockholders equity (deficiency) as well as the first quarter of 2006 balance sheet and statement of stockholders equity (deficiency). In conjunction with this change an additional financial statement foot note number 18 has been added.

     Except as described herein, no other changes have been made to our Quarterly Report on Form 10-QSB. We have not updated the disclosures in this Form 10-QSB/A, Amendment No. 1, to speak as of a later date or to reflect events which occurred at a later date, except as noted.

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
                                                                ===========

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                   GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                    (CONDENSED, INTERIM FINANCIAL STATEMENTS)

                                                 (Restated)
                                                  March 31,
                                                    2006
                                                -------------
LIABILITIES
CURRENT LIABILITIES:

Accounts payable:
  Trade Regular                                 $    220,393
  Set aside for prior amounts due and payable
Accrued expenses:
  Payroll and employee benefits                      222,282
  Payroll taxes                                      173,113
  Interest                                           420,944
  Other                                               46,251
Stock Investors                                      288,078
Current maturities of long-term debt               1,663,590
                                                -------------
Total current liabilities                          3,034,651
                                                -------------

LONG-TERM DEBT                                       939,099

                                                -------------
Total Liabilities                                  3,973,750
                                                -------------

STOCKHOLDERS' EQUITY

Preferred stock - $.001 par value
  Authorized - 400,000,000 shares
    Series A Preferred
      Authorized - 100,000,000 shares
      14,972,125 issued and outstanding               14,972
    Series B Preferred
      Authorized - 100,000,000 shares
      15,000,000 issued and outstanding               15,000
    No Series Designated Preferred
      Authorized - 200,000,000 shares
      Issued and outstanding - none
Common stock, - $.001 par value
  Authorized - 25,000,000,000 shares
  Issued and outstanding - 6,817,010,636           6,817,010
  Additional paid-in capital                      15,022,204
  Accumulated (deficit)                          (21,298,008)

                                                -------------
Net Stockholders' Equity                             571,178
                                                -------------

Total Liabilities & Stockholders' Equity        $  4,544,928
                                                =============

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                                GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                             UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (CONDENSED INTERIM FINANCIAL STATEMENTS)

                                                                          Quarter Ended    Quarter Ended
                                                                            March 31,        March 31,
                                                                              2006             2005
                                                                         ---------------  ---------------
SALES                                                                    $      203,570   $      201,686

COST OF SALES                                                                    44,119           45,584
                                                                         ---------------  ---------------

GROSS PROFIT                                                                    159,451          156,102
                                                                         ---------------  ---------------

                           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
    Depreciation Expense                                                          7,266           24,709
    Professional Services Not Classified Elsewhere                            1,446,461          124,360
    Development of Jeunesse by Francois Product Line                             81,229           62,071
    Product Development                                                          17,285          250,626
    All Other Selling, General and Administrative                               369,760          198,758
                                                                         ---------------  ---------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                            1,922,001          660,524
                                                                         ---------------  ---------------

INCOME (LOSS) FROM OPERATIONS                                                (1,762,550)        (504,422)
                                                                         ---------------  ---------------

                                    OTHER INCOME (EXPENSE):
    Gain on Sale of Property held for short term investment                           -           37,139
    Debt Forgiveness Income                                                      40,465                -
    (Loss) on Sale of Subsidiary - Los Cabos Beverage                                 -           (8,256)
    (Loss) change in reporting QDS of Arizona as an investment                        -          (68,535)
    (Impairment)  reporting Subsidiary QDS of Arizona as an investment                -           (9,101)
    (Loss) on Investment in QDS                                                (200,000)               -
    Interest Expense                                                                  -          (45,905)
    Other Income                                                                      -                -

                                                                         ---------------  ---------------
TOTAL OTHER INCOME (EXPENSE):                                                  (159,535)         (94,658)
                                                                         ---------------  ---------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                                   (1,922,085)        (599,080)

MINORITY INTEREST                                                                     -                -
                                                                         ---------------  ---------------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX                            (1,922,085)        (599,080)

PROVISION FOR INCOME TAX                                                              -                -
                                                                         ---------------  ---------------

NET INCOME (LOSS)                                                        $   (1,922,085)  $     (599,080)
                                                                         ===============  ===============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                              $        (0.00)  $        (0.25)
                                                                         ---------------  ---------------

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK                   4,108,677,303        2,440,660
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

                                        Preferred Stock            Common Stock
                                        Par Value $0.001         Par Value $0.001         Paid in      (Restated)     (Restated)
                                     ---------------------  -------------------------     Excess       Accumulated    Net Equity
                                       Shares     Amount       Shares        Amount       of Par        (Deficit)    (Deficiency)
                                     ----------  ---------  -------------  ----------  ------------  -------------  -------------
Balance - December 31, 2004           4,972,125  $   4,972         98,590  $       99  $19,224,980   $(18,472,196)  $    757,855

Common Stock Issued:
  For Services - Restricted Stock                           1,975,100,042   1,975,100   (1,262,199)                      712,901
  Cancelled Not Sold                                         -242,749,998    -242,750       22,750                      (220,000)
  For Services - Unrestricted Stock                           853,400,002     853,400     (375,173)                      478,227
  For Cash                                                    381,162,000     381,160      (68,153)                      313,007
Loss for the Period                                                                                      (903,728)      (903,728)
Preferred Stock Issued
  Preferred Stock B                  15,000,000     15,000                                                                15,000
  Preferred Stock A                  10,000,000     10,000                                                                10,000

                                     ----------  ---------  -------------  ----------  ------------  -------------  -------------
Balance for December 31, 2005        29,972,125     29,972  2,967,010,636   2,967,009   17,542,205    (19,375,924)     1,163,262

Common Stock Issued:
  For Services - Unrestricted Stock                         3,850,000,000   3,850,000   (2,520,000)                    1,330,000

Loss for the Period                                                                                    (1,922,085)    (1,922,085)

                                     ----------  ---------  -------------  ----------  ------------  -------------  -------------
Balance for March 31, 2006           29,972,125     29,972  6,817,010,636   6,817,009   15,022,205    (21,298,009)       571,177

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                                GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (CONDENSED INTERIM FINANCIAL STATEMENTS)

                                                                            Quarter Ended     Year Ended
                                                                              March 31,      December 31,
                                                                                2006             2005
                                                                           ---------------  --------------
                                    OPERATING ACTIVITIES:
Net (loss)                                                                 $   (1,922,085)  $    (903,728)
                             Adjustments to reconcile Net (loss)
                         to net cash from (to) operating activities:
  Stock issued for Services                                                     1,330,000         862,022
  Stock issued for Debt                                                                 -               -
  Depreci. & Amortization Prop & Equip                                              7,266          47,132
  Loss on Sale of Fixed Assets                                                          -               -
  Minority Interest                                                                     -          72,364
  Forgiveness of Debt                                                                   -               -
                  Loss on Formulas, Trademark, Goodwill, & Debt Elimination
                     of Grandma Hammans in Exchange for 51% of Los Cabos
           Changes in operating assets & liabilities which increase (decrease) cash flow:
  Accounts Receivable                                                             200,000        (178,122)
  Inventories                                                                      21,997         120,923
  Properties Held for Short Term Investments                                            -         179,741
  Prepaid Expenses & Other Current Assets                                               -          25,500
  Accounts Payable and Commissions                                                 19,585        (128,532)
  Accrued Liabilities                                                              83,362          26,989
                                                                           ---------------  --------------
Net cash provided by operating activities                                        (259,875)        124,289
                                                                           ---------------  --------------

                            CASH FLOWS FROM INVESTING ACTIVITIES:
  Product Development Awaiting Production                                               -          (4,000)
  Capital (Outlays)  / Disposals                                                        -       4,237,309
  (Purchase) of Formulas                                                                -               -
  Purchase of Property                                                         (1,266,001)              -
  Other Assets                                                                     25,530           7,938
                                                                           ---------------  --------------
Net cash provided (used) from investing activities                             (1,240,471)      4,241,247
                                                                           ---------------  --------------

                            CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds from Term Debt After Principal Payments                          1,224,073               -
  Principal Payment on Debts (over) net proceeds Term Debt                              -      (2,820,033)
  Stock Sales for Cash; Net                                                             -         338,009
  Investments                                                                     194,000      (1,827,366)
                                                                           ---------------  --------------
Net cash provided (used) from financing activities                              1,418,073      (4,309,390)
                                                                           ---------------  --------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                       (82,273)         56,146

CASH AND CASH EQUIVALENTS - Beginning of Period                                    93,305          37,159
                                                                           ---------------  --------------

Cash at end of period                                                      $       11,032   $      93,305
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

The  Company  has  not  recognized  any  contingent  liability  for these items.

NOTE  18  -  RESTATEMENT  OF FINANCIAL STATEMENTS TO CORRECT AN ACCOUNTING ERROR

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

The  effects  of  the  restatement  on  the balance sheet are illustrated below:

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

                          BALANCE SHEET-MARCH 31, 2006
                          ----------------------------

                         Restated                  Originally
                          Amount     Adjustment     Reported
                       ------------  -----------  ------------
Accounts payable           220,393     (400,000)      620,393
Current liabilities      3,034,651     (400,000)    3,434,651
Accumulated (deficit)  (21,298,008)     400,000   (21,698,008)
Total liabilities &
  Equity                 4,544,928                  4,544,928

There was no change in total assets or weighted average shares of common stock outstanding due to restatement correction

NOTE  19  -  SUBSEQUENT  EVENTS:

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

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company believes the information contained in this Form 10-QSB/A to be accurate as of the date hereof. Changes may occur after that date. The Company will not update that information except as required by law in the normal course of its public disclosure practices.

     Additionally, the following discussion regarding the Company's financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB/A, as well as the financial statements in Item 7 of Part II of the Company's Form 10-KSB for the fiscal year ended, December 31, 2005.

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

None.

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

REVENUE  &  OPERATING  EXPENSES

THREE  MONTHS  ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------------
2005
----

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

STOCK  BASED  COMPENSATION

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL  PROCEEDINGS.

     Incorporated by reference from the Registrant's report on Form 10-QSB dated May 22, 2006.

ITEM 2. UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

     None.

ITEM 3. DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM 4. SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

ITEM 5. OTHER  INFORMATION.

     None.

Item 6. Exhibits.

EXHIBIT
  NO.                                         IDENTIFICATION OF EXHIBIT
-------                                       -------------------------
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


                                        Gateway Distributors, Ltd.
Dated: November 1, 2006.
                                        By /s/ Richard A. Bailey
                                           ---------------------------
                                            Richard A. Bailey,
                                            Chief Executive Officer
                                            and Chief Financial Officer