Form 10QSB/A
period 2006-06-30
GATEWAY DISTRIBUTORS LTD
filed 2006-11-01
CIK 1062760

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

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . .   2
     Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . .   2
     Item 2.  Management's Discussion and Analysis or Plan of Operation .   3
     Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . .   8
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .   9
     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   9
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   9
     Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .   9
     Item 4.  Submission of Matters to a Vote of Security Holders.. . . .   9
     Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .   9
     Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .  10
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.  11
CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.  13

                                EXPLANATORY NOTE

     On August 21, 2006, we filed with the Securities and Exchange Commission our Quarterly Report on Form 10-QSB, for the quarterly period ended June 30, 2006. This Amendment to our Quarterly Report on Form 10-QSB is being filed to amend the introductory paragraph contained in Item 2, Management's Discussion and Analysis or Plan of Operation, and the information in Item 3, Controls and Procedures. Subsequent to the filing of Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006, the Registrant's management and Audit Committee, after consultation with the Registrant's independent accountants, determined that the financial statements for the year ended December 31, 2005 required restatement to correct the accounting for two transactions occurring during that period which did not comply with U.S. generally accepted accounting principles. The filing of this Form 10-QSB/A, Amendment No. 1, is not an admission that our Form 10-QSB for the quarter ended June 30, 2006, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

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

     The effect of the 2004 restatement also changed the 2005 balance sheet and statement of stockholders equity (deficiency) as well as the first and second quarters of 2006 balance sheets and statements of stockholders equity (deficiency). In conjunction with this change an additional financial statement foot note number 18 has been added.

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

     Statement of Stockholders - Equity           F-4

     Statement of Cash Flows                      F-5

     Notes to Financial Statements                F-7

                          GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                             UNAUDITED CONSOLIDATED BALANCE SHEET
                           (CONDENSED, INTERIM FINANCIAL STATEMENTS)

                                                               June 30,     December 31,
                                                                 2006           2005
                                                              -----------  --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $    8,371   $      93,305
  Accounts Receivable                                              8,756          23,756
  Inventories                                                    355,182         373,276
  Due From Chelsea Collection                                          -          90,000
  Prepaids                                                             -               -
                                                              -----------  --------------
                                        Total Current Assets     372,309         580,337
                                                              -----------  --------------

PROPERTY & EQUIPMENT
  Property and Equipment, at cost                              1,678,272         410,979
  (Less) accumulated depreciation and amortization              (350,785)       (327,818)
                                                              -----------  --------------
                                  Total Property & Equipment   1,327,487          83,161
                                                              -----------  --------------

MINORITY INTEREST IN SUBSIDIARY                                        -               -
                                                              -----------  --------------

OTHER ASSETS
  Prepaid Advertising                                            230,572         230,572
  Product Awaiting Marketing                                     183,650         183,650
  Formulas                                                       536,500         536,500
  Investment in QDS of Arizona                                         -         200,000
  Cal-Bay International Restricted Stock Held for Investment   1,271,005       1,361,005
  Chelsea Collection Restricted Stock Held for Investment        365,900         400,000
  Other Assets                                                    13,182          40,768
                                                              -----------  --------------
                                          Total Other Assets   2,600,809       2,952,495
                                                              -----------  --------------

Total Assets                                                   4,300,605       3,615,993
                                                              ===========  ==============

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                        GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                           UNAUDITED CONSOLIDATED BALANCE SHEET
                         (CONDENSED, INTERIM FINANCIAL STATEMENTS)

                                             (Restated)      (Restated)
                                              June 30,      December 31,
                                                2006            2005
                                            -------------  --------------
                   LIABILITIES
CURRENT LIABILITIES:

Accounts payable:
  Trade Regular                             $    351,882   $     200,808

Accrued expenses:
  Payroll and employee benefits                  293,339         167,103
  Payroll taxes                                  198,159         142,925
  Interest                                       420,944         420,944
  Other                                           36,359          48,257
Stock Investors                                  188,078          94,078
Current maturities of long-term debt           1,690,898       1,378,615
                                            -------------  --------------
Total current liabilities                      3,179,659       2,452,730
                                            -------------  --------------

LONG-TERM DEBT                                   935,573               -

Total Liabilities                              4,115,232       2,452,730
                                            -------------  --------------

              STOCKHOLDERS' EQUITY

Preferred stock - $.001 par value
  Authorized - 400,000,000 shares
    Series A Preferred
      Authorized - 100,000,000 shares
      14,972,125 issued and outstanding           14,972          14,972
    Series B Preferred
      Authorized - 100,000,000 shares
      15,000,000 issued and outstanding           15,000          15,000
    No Series Designated Preferred
      Authorized - 200,000,000 shares
      Issued and outstanding - none
Common stock, - $.001 par value
  Authorized - 25,000,000,000 shares
  Issued and outstanding - 10,117,010,636     10,117,010       2,967,010
  Additional paid-in capital                  12,452,204      17,542,204
  Accumulated (deficit)                      (22,413,813)    (19,375,923)
                                            -------------  --------------
Net Stockholders' Equity                         185,373       1,163,263
                                            -------------  --------------

Total Liabilities & Stockholders' Equity    $  4,300,605   $   3,615,993
                                            =============  ==============

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                                             GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                                          UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (CONDENSED INTERIM FINANCIAL STATEMENTS)

                                                                   Quarter          Quarter        6 Months        6 Months
                                                                    Ended            Ended           Ended           Ended
                                                                   June 30,        June 30,        June 30,        June 30,
                                                                     2006            2005            2006            2005
                                                               ----------------  -------------  ---------------  -------------
SALES                                                          $       155,767   $    190,081   $      359,337   $    391,766

COST OF SALES                                                           16,169         42,899           60,288         88,482
                                                               ----------------  -------------  ---------------  -------------

GROSS PROFIT                                                           139,598        147,182          299,049        303,284
                                                               ----------------  -------------  ---------------  -------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Depreciation Expense                                                  15,701         24,709           22,967         49,418
  Professional Services Not Classified Elsewhere                       662,874        172,924        2,109,336        297,284
  Development of Jeunesse by Francois Product Line                      48,490         58,088          129,719        120,159
  Product Development                                                   10,500         66,838           27,785        317,464
  All Other Selling, General and Administrative                        484,435         82,014          854,195        280,772
                                                               ----------------  -------------  ---------------  -------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   1,222,000        404,573        3,144,002      1,065,097
                                                               ----------------  -------------  ---------------  -------------

OTHER INCOME (EXPENSE):
  Gain on Sale of Property held for short term investment                    0              0                0         37,139
  Gain on Sale of Aspen Cove                                                 0        652,546                0        652,546
  Debt Forgiveness Income                                                    0              0           40,465              0
  (Loss) on Sale of Subsidiary - Los Cabos Beverage                          0              0                0         (8,256)
  (Loss) change in reporting QDS of Arizona as an investment                 0              0                0        (68,535)
  (Impairment) reporting Subsidiary QDS
  of Arizona as an investment                                                0              0                0         (9,101)
  (Loss) on Investment in QDS                                                0              0         (200,000)             0
  (Loss) on Sale of Valley Dr House                                          0        (10,380)               0        (10,380)
  Interest Expense                                                     (33,403)       (64,967)         (33,402)      (110,872)
  Other Income                                                               0              0                0              0
                                                               ----------------  -------------  ---------------  -------------

TOTAL OTHER INCOME (EXPENSE):                                          (33,403)       577,199         (192,937)       482,541
                                                               ----------------  -------------  ---------------  -------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                          (1,115,805)       319,808       (3,037,890)      (279,272)

MINORITY INTEREST                                                            0              0                0              0
                                                               ----------------  -------------  ---------------  -------------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX                   (1,115,805)       319,808       (3,037,890)      (279,272)

PROVISION FOR INCOME TAX                                                     0              0                0              0
                                                               ----------------  -------------  ---------------  -------------

NET INCOME (LOSS)                                                   (1,115,805)       319,808       (3,037,890)      (279,272)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                              (0.00)          0.00            (0.00)         (0.00)
                                                               ----------------  -------------  ---------------  -------------

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK         10,288,988,658    185,934,066    6,648,226,106    110,200,657
                                                               ================  =============  ===============  =============

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                                          GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                                   UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   FOR THE PERIODS ENDED JUNE 30, 2006 AND DECEMBER 31, 2005

                               Preferred Stock           Common Stock            Paid in      (Restated)     (Restated)
                              Par Value $0.001         Par Value $0.001           Excess      Accumulated    Net Equity
                             -------------------  ---------------------------
                               Shares    Amount       Shares        Amount        of Par       (Deficit)    (Deficiency)
                             ----------  -------  --------------  -----------  ------------  -------------  -------------
Balance - December 31, 2004   4,972,125  $ 4,972          98,590  $        99  $19,224,980   $(18,472,196)  $    757,855

Common Stock Issued:
  For Services -
  Restricted Stock                                 1,975,100,042    1,975,100   (1,262,199)                      712,901
  Cancelled Not Sold                                -242,749,998     -242,750       22,750                      (220,000)
  For Services -
  Unrestricted Stock                                 853,400,002      853,400     (375,173)                      478,227
  For Cash                                           381,162,000      381,160      (68,153)                      313,007
Loss for the Period                                                                              (903,728)      (903,728)
Preferred Stock Issued
  Preferred Stock B          15,000,000   15,000                                                                  15,000
  Preferred Stock A          10,000,000   10,000                                                                  10,000

                             ----------  -------  --------------  -----------  ------------  -------------  -------------
Balance for
December 31, 2005            29,972,125   29,972   2,967,010,636    2,967,009   17,542,205    (19,375,924)     1,163,262

Common Stock Issued:
  For Services -
  Unrestricted Stock                               3,850,000,000    3,850,000   (2,520,000)                    1,330,000

Loss for the Period                                                                            (1,922,085)    (1,922,085)

                             ----------  -------  --------------  -----------  ------------  -------------  -------------
Balance for March 31, 2006   29,972,125   29,972   6,817,010,636    6,817,009   15,022,205    (21,298,009)       571,177

Common Stock Issued:
  For Services -
  Restricted Stock                                 1,000,000,000    1,000,000     (900,000)                      100,000
  For Services -
  Unrestricted Stock                               2,300,000,000    2,300,000   (1,670,000)                      630,000

Loss for the Period                                                                            (1,115,804)    (1,115,804)

                             ----------  -------  --------------  -----------  ------------  -------------  -------------
Balance for June 30, 2006    29,972,125   29,972  10,117,010,636   10,117,009   12,452,205    (22,413,813)       185,373

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                                      GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (CONDENSED INTERIM FINANCIAL STATEMENTS)

                                                                                  6 Months Ended     Year Ended
                                                                                     June 30,       December 31,
                                                                                       2006             2005
                                                                                 ----------------  --------------
OPERATING ACTIVITIES:
Net (loss)                                                                       $    (3,037,890)  $    (903,728)
Adjustments to reconcile Net (loss)
  to net cash from (to) operating activities:
  Stock issued for Services                                                            1,960,000         862,022
  Depreci. & Amortization Prop & Equip                                                    22,967          47,132
  Minority Interest                                                                            -          72,364

Changes in operating assets & liabilities which increase (decrease) cash flow:
  Accounts Receivable                                                                    215,000        (178,122)
  Inventories                                                                             18,094         120,923
  Properties Held for Short Term Investments                                                   -         179,741
  Prepaid Expenses & Other Current Assets                                                      -          25,500
  Accounts Payable and Commissions                                                       151,073        (128,532)
  Accrued Liabilities                                                                    169,572          26,989
                                                                                 ----------------  --------------
Net cash provided by operating activities                                               (501,184)        124,289
                                                                                 ----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Product Development Awaiting Production                                                      -          (4,000)
  Capital (Outlays)/ Disposals                                                                 -       4,237,309
  Purchase of Property                                                                (1,267,293)              -
  Other Assets                                                                            27,586           7,938
                                                                                 ----------------  --------------
Net cash provided (used) from investing activities                                    (1,239,707)      4,241,247
                                                                                 ----------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds from Term Debt After Principal Payments                                 1,247,857               -
  Principal Payment on Debts (over) net proceeds Term Debt                                     -      (2,820,033)
  Stock Sales for Cash; Net                                                              100,000         338,009
  Investments                                                                            308,100      (1,827,366)
                                                                                 ----------------  --------------
Net cash provided (used) from financing activities                                     1,655,957      (4,309,390)
                                                                                 ----------------  --------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                              (84,934)         56,146

CASH AND CASH EQUIVALENTS - Beginning of Period                                           93,305          37,159
                                                                                 ----------------  --------------

Cash at end of period                                                            $         8,371   $      93,305
                                                                                 ================  ==============

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                        GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                             6 Months Ended   Year Ended
                                                June 30,     December 31,
                                                  2006           2005
                                             --------------  ------------
SUPPLEMENTAL DISCLOSURE

CASH PAID FOR:
  Interest                                           33,403       192,645
  Taxes                                                   0             0


NON CASH INVESTING AND FINANCING ACTIVITIES

STOCK ISSUED FOR:
  Services                                        1,960,000       862,022
  Investors                                         100,000       338,009

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

                           BALANCE SHEET-JUNE 30, 2006
                           ---------------------------

                              Restated                    Originally
                              Amount        Adjustment     Reported
                              ------------  -----------  ------------
Accounts payable                  351,882     (400,000)      751,882
Current liabilities             4,115,232     (400,000)    4,515,232
Accumulated (deficit)         (22,413,813)     400,000   (22,813,813)
Total liabilities &
  Equity                        4,300,605                  4,300,605


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

None.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

SECOND QUARTER COSTS AND CHANGES IN FINANCIAL CONDITIONS

     The  balance  of  current  assets  at  December  31, 2005 was approximately
$580,000 compared to a balance of $372,000 at June 30, 2006, a decrease of $208,000. The balance of current liabilities was $2,453,000 and $3,180,000 respectively, for the same periods, an increase of $727,000. The resulting current ratio at December 31, 2005 was 0.20 to 1. The current ratio at March 31, 2006 is 0.11 to 1. The current ratio indicates that the Company's ability to pay the Company's obligations has worsened since December 31, 2005.

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

     Net loss increased $1,436,000 from a gain of $320,000 to a loss of $1,116,000 for the three months ended June 30, 2005 and 2006 respectively. This net increase is primarily attributable to the increase of professional services paid with stock, the write-off of the investment in QDS and the prior year reflecting the gain on the sale of the Aspen Cove subsidiary.

SIX  MONTHS  ENDED  JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005
--------------------------------------------------------------------------------

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

     Net loss increased $2,759,000 from a loss of $279,000 to a loss of $3,038,000 for the six months ended June 30, 2005 and 2006 respectively. This net increase is primarily attributable to the increase of professional services paid with stock, the write-off of the investment in QDS and the prior year reflecting the gain on the sale of the Aspen Cove subsidiary.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Incorporated by reference from the Registrant's report on Form 10-QSB dated August 18, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.


                                        9

EXHIBIT NO.                                         IDENTIFICATION OF EXHIBIT
-----------                                         -------------------------
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


                                        Gateway Distributors, Ltd.
Dated: November 1, 2006.
                                        By /s/ Richard A. Bailey
                                          -----------------------------------
                                          Richard A. Bailey, Chief Executive
                                          Officer and Chief Financial Officer