Form 10KSB/A
period 2004-12-31
GATEWAY DISTRIBUTORS LTD
filed 2006-11-08
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ____________________________________________________

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 3

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                         COMMISSION FILE NO. 000-27879

                           GATEWAY DISTRIBUTORS, LTD.
               (Exact name of issuer as specified in its charter)


                 NEVADA                                       88-0301278
      (State or other jurisdiction                         (I.R.S. Employer
    of incorporation or organization)                     Identification No.)

    2555 EAST WASHBURN ROAD, NORTH LAS VEGAS,                   89081
                    NEVADA
    (Address of principal executive offices)                  (Zip Code)

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

     Documents incorporated by reference: Items 1, 2, 3, 4, 5, 8, 8B, 9, 10, 11, 12, and 14 of this Form 10-KSB/A, Amendment No. 3 incorporate by reference the registrant's Form 10-KSB/A No. 1 for the fiscal year ended December 31, 2004, filed on July 26, 2005. Item 13 of this Form 10-KSB/A, Amendment No. 3 incorporates by reference the registrant's Form 10-KSB for the fiscal year ended December 31, 2004, filed on April 15, 2005.

     Transitional Small Business Disclosure Format (Check  One): Yes [ ] No [X]

                                             TABLE OF CONTENTS

Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2
Item 2.   Description of Property.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2
Item 3.   Legal Proceedings.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2
Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . .    2
Item 5.   Market for Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . .    2
Item 6.   Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . . . . . . . . . . .    2
Item 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . .   15
Item 8A.  Controls and Procedures.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16
Item 8B.  Other Information.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16
Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of
          the Exchange Act. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16
Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16
Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. .   17
Item 12.  Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . . . . . . .   17
Item 13.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18
Item 14.  Principal Accountant Fees and Services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18


                                EXPLANATORY NOTE

     On April 15, 2005, we filed with the Securities and Exchange Commission our Annual Report on Form 10-KSB for the annual period ended December 31, 2004. On July 26, 2005, we filed with the Securities and Exchange Commission Amendment No. 1 to our Annual Report on Form 10-KSB/A. On November 1, 2006, we filed with the Securities and Exchange Commission Amendment No. 2 to our Annual Report on Form 10-KSB/A. This Amendment No. 3 to our Annual Report on Form 10-KSB/A is being filed to correct information for Item 8A and the date on the auditor's opinion letter contained in the financial statements contained in Amendment No. 2 to our Annual Report on Form 10-KSB/A. The filing of this Form 10-KSB/A, Amendment No. 3, is not an admission that our Form 10-KSB for the year ended December 31, 2004, or our Amendment No. 1 to our Annual Report on Form 10-KSB/A, or our Amendment No. 2 to our Annual Report on Form 10-KSB/A, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

     Except as described herein, no other changes have been made to our Annual Report on Form 10-KSB or our Amendment No. 1 to our Annual Report on Form 10-KSB/A, or our Amendment No. 2 to our Annual Report on Form 10-KSB/A. We have not updated the disclosures in this Form 10-KSB/A, Amendment No. 3, to speak as of a later date or to reflect events which occurred at a later date, except as noted.

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

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Annual report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The evaluation included analyzing the controls and procedures performed in conjunction with the determination of an accounting error. The accounting error consisted of liabilities that were recognized in previous years. The information was evaluated for validity, accuracy, completeness, maintenance including monthly reconciliations with general ledger and security through proper storage and limited authorized personnel. The error was determined to be a result of a management decision.

The adjustment made for the 2004 annual financial statements was not a result of a breakdown in internal controls and procedures but rather a management decision to carry the liabilities in previous years until such time that it could be determined that the liabilities were legally discharged. There were additional procedures performed at the end of 2004 to verify that the liabilities that had been carried should be legally discharged under Nevada state law and per the guidance of SFAS 140 16B. It was determined that the liabilities had exceeded the state statute for legal discharge in late 2004 and a management decision was made to write down the amount to debt forgiveness income in 2004. The subsequent review found that the liabilities that were carried should have been written down in previous years and therefore decided to restate the 2004 and subsequent financial statements.

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

  Exhibit
    No.                                      Identification of Exhibit
-----------  --------------------------------------------------------------------------------------------------------
             Consent of Independent Auditors.
23.1**       Certification of Richard A. Bailey, Chief Executive Officer of Gateway Distributors, Ltd., pursuant to 18
31.1**       U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
             Certification of Richard A. Bailey, Chief Financial Officer of Gateway Distributors, Ltd., pursuant to 18
31.2**       U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
             Certification of Richard A. Bailey, Chief Executive Officer of Gateway Distributors, Ltd., pursuant to 18
32.1**       U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
             Certification of Richard A. Bailey, Chief Financial Officer of Gateway Distributors, Ltd., pursuant to 18
32.2**       U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

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


Dated: November 8, 2006

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

            Signature                    Title                       Date
            ---------                    -----                       ----

/s/ Richard A. Bailey      Chief Executive Officer, Director    November 8, 2006
---------------------        and Chief Financial Officer
  Richard A. Bailey

/s/ Florian R. Ternes            Secretary and Director         November 8, 2006
---------------------
  Florian R. Ternes

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

                                           /s/  Madsen & Associates CPAs, Inc.

                                        October 24, 2006
                                        Murray, Utah

                   GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                       AUDITED CONSOLIDATED BALANCE SHEET
                        (CONDENSED FINANCIAL STATEMENTS)

                                                           (Restated)
                                                          December 31,
                                                              2004
                                                         --------------
                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                              $      37,159
  Accounts Receivable                                           45,634
  Receivable from Stock Sales                                   23,639
  Inventories                                                  494,199
  Property Held for Short Term Investment                      179,741
  Prepaids                                                      25,500
                                                         --------------
                                   Total Current Assets        $805,872
                                                         --------------

PROPERTY & EQUIPMENT
  Property and Equipment, at cost                            4,638,288
  (Less) accumulated depreciation and amortization           (371,915)
                                                         --------------
                            Total Property & Equipment   $   4,266,373
                                                         --------------

MINORITY INTEREST IN SUBSIDIARY                                 72,364
                                                         --------------
OTHER ASSETS
  Products Pending Production                                  418,223
  Formulas                                                     536,500
  Other Assets                                                  32,829
                                                         --------------
                                     Total Other Assets        $987,552
                                                         --------------

Total Assets                                             $   6,132,161
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
                                                      =============

                           GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                          AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (CONDENSED FINANCIAL STATEMENTS)

                                                                  (Restated)
                                                                  Year Ended       Year Ended
                                                                 December 31,     December 31,
                                                                     2004             2003
                                                                --------------  ----------------
SALES                                                           $   1,153,893   $     1,123,373

COST OF SALES                                                         343,744           293,179
                                                                --------------  ----------------

GROSS PROFIT                                                          810,149           830,194
                                                                --------------  ----------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Depreciation Expense                                                265,668            12,045
  Professional Services Not Classified Elsewhere                    1,545,671           694,895
  Development of Jeunesse by Francois Product Line                    655,757                 0
  Product Development                                               4,198,326
  All Other Selling, General and Administrative                     2,639,434         1,664,931
                                                                --------------  ----------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  9,304,856         2,371,871
                                                                --------------  ----------------

OTHER INCOME (EXPENSE):
  Loss on Sale of Assets                                               (1,774)                0
  Additional Loss Incurred on 12-31-01 Sale of Subsidiary             (40,000)                0
  Loss on Formulas, Trademark, Goodwill, and Debt Elimination
    Of Grandma Hammans in Exchange for 51% of Los Cabos               (31,144)                0
  Loss on Stock Investment                                            (25,000)                0
  Loss on Auction Resale Items                                        (13,228)                0
  Interest Expense                                                   (236,719)         (186,369)
                                                                           --
  Other Income                                                         93,243             4,583
                                                                --------------  ----------------

TOTAL OTHER INCOME (EXPENSE)                                         (254,622)         (181,786)
                                                                --------------  ----------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                         (8,749,329)       (1,723,463)

MINORITY INTEREST                                                      72,364                 0
                                                                --------------  ----------------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME                      (8,676,965)       (1,723,463)

PROVISION FOR INCOME TAX                                                    0                 0
                                                                --------------  ----------------

NET INCOME (LOSS)                                                 ($8,676,965)      ($1,723,463)
                                                                ==============  ================

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                        ($2,965.47)   ($1,723,463.00)
                                                                --------------  ----------------
BASIC & DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK                 2,926                 1
                                                                ==============  ================

                                           GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                        FOR THE PERIODS ENDED DECEMBER 31, 2004 AND 2003

                                                                                                       (Restated)
                                           Preferred Stock          Common Stock         Paid In        Retained     (Restated)
                                           Par Value $0.001       Par Value $0.001       Excess         Earnings     Net Equity
                                         Shares      Amount      Shares      Amount      of Par        (Deficit)    (Deficiency)
                                       ----------  -----------  ---------  ----------  ------------  -------------  ------------
BALANCE - December 31, 2002                  125   $        1           0  $        -  $ 4,521,592   $ (9,754,654)  $(5,233,061)
                                       ----------  -----------  ---------  ----------  ------------  -------------  ------------
Common Stock Issued:
  For Services - Restricted                                             0           0        5,600                        5,600
  For Services - Unrestricted                                           0           0      473,888                      473,888
  For Cash - Unrestricted                                               1           1    1,888,506                    1,888,507
  For Debt - Accounts Payable                                           0           0        2,022                        2,022
  For Debt - Note Payable - Suburban                                    0           0      273,781                      273,781

Note Payable - Suburban Paid Off
  Via Stock Sold In 2002 By Suburban
  At a Value Greater In 2003 Than
  Was Estimated In 2002                                                 0           0      500,000                      500,000

Renegotiation Acquisition Grandma
  Hammans acquired 2002                                                 0           0            0                            0

Preferred Stock Issued
  For Services - Restricted              726,000          725                               71,875                       72,600

(Loss) for the Period                                                                                  (1,723,463)   (1,723,463)
                                       ----------  -----------  ---------  ----------  ------------  -------------  ------------
BALANCE - December 31, 2003              726,125          726           1           1    7,737,264    (11,478,117)   (3,740,126)
(As previously reported)

Adjustment for overstatement of
Reported liabilities                                                                                    1,682,886     1,682,886

Balance - December 31, 2003

As restated                              726,125          726           1           1    7,737,264     (9,795,231)   (2,057,240)

Common Stock Issued:
  For Services - Restricted                                            10           0       36,666                       36,666
  For Services - Unrestricted                                      15,673          16    4,729,272                    4,729,288
  For Debt - Unrestricted                                               0           0       25,000                       25,000
  For Cash - Unrestricted                                          34,906          34    6,696,802                    6,696,836

Preferred Stock Issued
  For Services - Restricted            4,270,000        4,270                                                             4,270

Preferred Stock Converted
  to Common Stock - Restricted           (24,000)         (24)     48,000          48          (24)                           0

Loss for the period-as restated                                                                        (8.676,965)   (8,676,965)
                                       ----------  -----------  ---------  ----------  ------------  -------------  ------------

Balance for December 31, 2004          4,972,125   $    4,972      98,590  $       99  $19,224,980   $(18,472,196)  $   757,855
                                       ==========  ===========  =========  ==========  ===========  ==============  ============

                          GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  (Restated)
                                                                  Year Ended      Year Ended
                                                                 December 31,    December 31,
                                                                     2004            2003
                                                                --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                      $  (8,676,965)  $  (1,723,463)
Adjustments to reconcile net (loss)
  to net cash from (to) operating activities:
  Stock issued for Services                                         4,770,224         552,088
  Stock issued for Debt                                                25,000         275,803
  Depreciation & Amortization Prop & Equip                            265,668          25,667
  Loss on Sale of Fixed Assets                                          1,774
  Minority Interest                                                   (72,364)
                                                                         --
  Loss on Formulas, Trademark, Goodwill, and Debt Elimination
    of Grandma Hammans in Exchange for 51% of Los Cabos                31,144
Changes in operating assets and liabilities which
  increase (decrease) cash flow:
    Accounts Receivable                                               (40,829)         (1,234)
    Inventories                                                      (292,974)        (73,648)
    Properties Held for Short Term Investment                        (179,741)
    Prepaid Expenses and Other Current Assets                         (25,500)
    Accounts Payable and Commissions                                  149,901        (237,977)
    Accrued Liabilities                                              (434,467)         87,675
                                                                --------------  --------------
Net cash provided (used) from operating activities                 (4,479,129)     (1,095,089)
                                                                --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Product Development Awaiting Production                          (418,223)
    Capital (Outlays)/Disposals                                    (4,499,049)         (6,174)
    (Purchase) of Formulas                                            (61,500)
    Renegotiation of Purchase of Grandma Hammans                     (137,182)
    Other Assets                                                       16,533           4,759
                                                                --------------  --------------
Net cash provided (used) from investing activities                 (4,962,239)       (138,597)
                                                                --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Term Debt after Principal Payments                2,457,594
Principle Payment on Debts (over) net proceeds Term Debt                    0        (307,300)
Stock Sales for Cash; Net                                           6,857,743       1,703,961
                                                                --------------  --------------
Net cash provided (used) from financing activities                  9,315,337       1,396,661
                                                                --------------  --------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                          (126,031)        162,975

CASH AND CASH EQUIVALENTS - Beginning of Period                       163,190             215
                                                                --------------  --------------

CASH AND CASH EQUIVALENTS - End of Period                       $      37,159   $     163,190
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

                                     4,253,769
                                     ---------

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

NOTE 13 - OPERATING LEASES:

The Company leases certain office equipment items under operating leases which expire during 2006. Future equipment rental payments are:

          Year ending December 31:
          2005                       3,012
          2006                       1,506
                                    ------
          Total payments            $4,518
                                    ------

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

       STATEMENT OF OPERATIONS-YEAR ENDED DECEMBER 31, 2004
       ----------------------------------------------------

                            Restated                  Originally
                             Amount      Adjustment    Reported
                          ------------  -----------  ------------
Reduction of reported
  Liabilities                       -   (1,282,886)    1,282,886

Net income (loss)          (8,676,965)  (1,282,886)   (7,394,079)
                          ------------  -----------  ------------

Basic & Diluted Earnings
  (Loss) per share          (2,390.23)      136.71     (2,527.03)
                          ------------  -----------  ------------

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

On January 24, 2004, Judge Gottschall granted the Securities and Exchange Commission's motion for an order appointing a receiver over Suburban Capital Corporation in Securities and Exchange Commission v. Frank J. Custable, Jr.,
                              ----------------------------------------------
Sara Wetzel,
------------

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