Form 10KSB/A
period 2005-12-31
GATEWAY DISTRIBUTORS LTD
filed 2006-11-08
CIK 1062760

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

                          COMMISSION FILE NO. 000-27879

                           GATEWAY DISTRIBUTORS, LTD.
               (Exact name of issuer as specified in its charter)


              NEVADA                                           88-0301278
   (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                      Identification No.)

 555 EAST WASHBURN ROAD, NORTH LAS VEGAS,                         89081
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

     Documents incorporated by reference: Items 1, 2, 3, 4, 5, 8, 8B, 9, 10, 11, 12, 13, and 14 of this Form 10-KSB/A, Amendment No. 3 incorporate by reference the registrant's Form 10-KSB for the fiscal year ended December 31, 2005, filed on April 17, 2006.

     Transitional  Small Business Disclosure Format (Check One):  Yes [ ] No [X]

                                              TABLE OF CONTENTS

Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2
Item 2.   Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2
Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . .    3
Item 5.   Market for Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . . . . . . .    3
Item 6.   Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . . . . . . . . . .    3
Item 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . .   16
Item 8A.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16
Item 8B.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17
Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A)
          of the Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17
Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17
Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
          Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17
Item 12.  Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . . . . . .   17
Item 13.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18
Item 14.  Principal Accountant Fees and Services. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18


                                EXPLANATORY NOTE

     On April 17, 2006, we filed with the Securities and Exchange Commission our Annual Report on Form 10-KSB for the annual period ended December 31, 2005. On July 21, 2006, we filed with the Securities and Exchange Commission Amendment No. 1 to our Annual Report on Form 10-KSB/A. On November 1, 2006, we filed with the Securities and Exchange Commission Amendment No. 2 to our Annual Report on Form 10-KSB/A. This Amendment No. 3 to our Annual Report on Form 10-KSB/A is being filed to correct information for Item 8A contained in Amendment No. 2 to our Annual Report on Form 10-KSB/A, the Statement of Cash Flows contained in our financial statements, the date on the auditor's opinion letter, the addition of the prior auditors' letter contained in the financial statements, the addition of an exhibit relating to the consent of our prior auditors, and note changes to our exhibits contained in Item 13. The filing of this Form 10-KSB/A, Amendment No. 3, is not an admission that our Form 10-KSB for the year ended December 31, 2005, or our Amendment No. 1 to our Annual Report on Form 10-KSB/A, or our
Amendment No. 2 to our Annual Report on Form 10-KSB/A, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

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

ITEM  7.     FINANCIAL  STATEMENTS.

     The financial statements and related notes are included as part of this report as indexed in the appendix on pages F-1 through F-26.

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

     Incorporated by reference of Registrant's report on Form 10-KSB, dated April 17, 2006, with the exception of Exhibit 23.1 Consent of Independent Auditors, dated July 21, 2006 and Exhibit 23.2 Consent of Independent Auditors, dated October 31, 2006.

Exhibit No.                                          Identification of Exhibit
-----------  ---------------------------------------------------------------------------------------------------------
23.1**       Consent of Independent Auditors, dated July 21, 2006.
23.2**       Consent of Independent Auditors, dated October 31, 2006.
             Certification of Richard A. Bailey, Chief Executive Officer of Gateway Distributors, Ltd., pursuant to 18
31.1**       U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
             Certification of Richard A. Bailey, Chief Financial Officer of Gateway Distributors, Ltd., pursuant to 18
31.2**       U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
             Certification of Richard A. Bailey, Chief Executive Officer of Gateway Distributors, Ltd., pursuant to 18
32.1**       U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
             Certification of Richard A. Bailey, Chief Financial Officer of Gateway Distributors, Ltd., pursuant to 18
32.2**       U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.


______________
*     Previously filed
**    Filed herewith


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

/s/ Richard A. Bailey    Chief Executive Officer, Director    November 8, 2006
---------------------      and Chief Financial Officer
  Richard A. Bailey

/s/ Florian R. Ternes          Secretary and Director         November 8, 2006
---------------------
  Florian R. Ternes

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       FINANCIAL STATEMENTS AND SCHEDULES

                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES

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

  Statement of Cash Flows                                       F-6

  Notes to Financial Statements                                 F-8

LAWRENCE SCHARFMAN & CO., CPA PC
                                                CERTIFIED PUBLIC ACCOUNTS
18 E SUNRISE HIGHWAY,#203                             9608 HONEY BELL CIRCLE
FREEPORT, NY11520                                     BOYNTON BEACH FL,33437
TELEPHONE:(516) 771-5900                              TELEPHONE: (561) 733-0296
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

                            LAWRENCE SCHARFMAN CPA PC
                                 OCTOBER 26, 2006

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

Board of Directors & Audit Committee
Gateway Distributors, Ltd., and Subsidiaries
Las Vegas, Nevada

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Gateway Distributors, Ltd. and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gateway Distributors, Ltd. and Subsidiaries as of December 31, 2004 and the results of its consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                /s/  Madsen & Associates CPAs, Inc.

                              October 24, 2006
                              Murray, Utah

                   GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                       AUDITED CONSOLIDATED BALANCE SHEET
                        (CONDENSED FINANCIAL STATEMENTS)

                                                           (Restated)
                                                          December 31,
                                                              2005
                                                         --------------
                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                              $      93,305
  Accounts Receivable                                           23,756
  Inventories                                                  373,276
  Due From Chelsea Collection                                   90,000
  Property Held for Short Term Investment                            -
  Prepaids                                                           -
                                                         --------------
                                   Total Current Assets        580,337
                                                         --------------
PROPERTY & EQUIPMENT
  Property and Equipment, at cost                              410,979
  (Less) accumulated depreciation and amortization            (327,818)
                                                         --------------
                             Total Property & Equipment         83,161
                                                         --------------

MINORITY INTEREST IN SUBSIDIARY                                      -
                                                         --------------
OTHER ASSETS
  Prepaid Advertising                                          230,572
  Product Awaiting Marketing                                   183,650
  Formulas                                                     536,500
  Investment in QDS of Arizona                                 200,000
  Cal-Bay International Stock Held for Investment            1,361,005
  Chelsea Collection Stock Held for Investment                 400,000
  Other                                                         40,768
                                                         --------------
                                     Total Other Assets      2,952,495
                                                         --------------

Total Assets                                                 3,615,993
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

                   GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                       AUDITED CONSOLIDATED BALANCE SHEET
                        (CONDENSED FINANCIAL STATEMENTS)

                                                       (Restated)
                                                      December 31,
                                                          2005
                                                     --------------
                       LIABILITIES
CURRENT LIABILITIES:
Accounts payable:
  Trade Regular                                      $     201,308
  Commissions                                                    0

Accrued expenses:
  Payroll and employee benefits                            167,103
  Payroll taxes                                            142,925
  Interest                                                 420,944
  Other                                                     47,757
Stock Investors                                             94,078
Current maturities of long-term debt                     1,378,615
                                                     --------------
Total current liabilities                                2,452,730
                                                     --------------

LONG-TERM DEBT                                                   -

                                                     --------------
Total Liabilities                                        2,452,730
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

                                       Preferred Stock          Common Stock
                                       Par Value $0.001       Par Value $0.001         Paid in       Restated       Restated
                                     -------------------  -------------------------     Excess      Accumulated    Net Equity
                                       Shares     Amount     Shares        Amount       of Par       (Deficit)    (Deficiency)
                                     ----------  -------  -------------  ----------  ------------  -------------  -------------
Balance - December 31, 2003             726,125  $   726              1  $        1  $ 7,737,264   $ (9,795,231)  $ (2,057,240)
Common Stock Issued:
  For Services - Restricted Stock                                48,010          48       36,642                        36,690
  For Services - Unrestricted Stock                              15,673          16    4,729,272                     4,729,288
  For Debt - Unrestricted Stock                                       -           -       25,000                        25,000
  For Cash                                                       34,906          34    6,696,802                     6,696,836
Preferred Stock Issued
  For Services - Restricted "A"
  Series                              4,246,000    4,246                                                                 4,246

(Loss) for the Period                                                                                (8,676,965)    (8,676,965)

                                     ----------  -------  -------------  ----------  ------------  -------------  -------------
Balance - December 31, 2004           4,972,125    4,972         98,590          99   19,224,980    (18,472,196)       757,855
Common Stock Issued:
  For Services - Restricted Stock                         1,975,100,042   1,975,100   (1,262,199)                      712,901
  Cancelled Not Sold                                       -242,749,998    -242,750       22,750                      (220,000)
  For Services - Unrestricted Stock                         853,400,002     853,400     (375,173)                      478,227
  For Cash                                                  381,162,000     381,160      (68,153)                      313,007
Loss for the Period                                                                                    (903,728)      (903,728)
Preferred Stock Issued
  Preferred Stock B                  15,000,000   15,000                                                                15,000
  Preferred Stock A                  10,000,000   10,000                                                                10,000
                                     ----------  -------  -------------  ----------  ------------  -------------  -------------
Balance for December 31, 2005        29,972,125   29,972  2,967,010,636   2,967,009   17,542,205    (19,375,924)     1,163,262

                        See Notes to Financial Statements

The accompanying notes are an integral part of the audited financial statements.

                                GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             (Restated)
                                                                             Year Ended      Year Ended
                                                                            December 31,    December 31,
                                                                                2005            2004
                                                                           --------------  --------------
OPERATING ACTIVITIES:
Net (loss)                                                                 $    (903,728)  $  (8,676,965)
Adjustments to reconcile Net (loss)
  to net cash from (to) operating activities:
  Stock issued for Services                                                      862,022       4,770,224
  Stock issued for Debt                                                                -          25,000
Depreciation & Amortization Prop & Equip                                          47,132         265,668
  Loss on Sale of Fixed Assets                                                         -           1,774
  Minority Interest                                                               72,364         (72,364)
  Forgiveness of Debt                                                                  -          31,144
Loss on Formulas, Trademark, Goodwill, & Debt Elimination
    of Grandma Hammans in Exchange for 51% of Los Cabos
Changes in operating assets & liabilities which increase (decrease) cash flow:
  Accounts Receivable                                                           (178,122)        (40,829)
  Inventories                                                                    120,923        (292,974)
  Properties Held for Short Term Investments                                     179,741        (179,741)
  Prepaid Expenses & Other Current Assets                                         25,500         (25,500)
  Accounts Payable and Commissions                                              (128,532)        149,901
  Accrued Liabilities                                                             26,989        (434,467)
                                                                           --------------  --------------
Net cash provided by operating activities                                        124,289      (4,479,129)
                                                                           --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Product Development Awaiting Production                                         (4,000)       (418,223)
  Capital (Outlays)  / Disposals                                               4,237,309      (4,499,049)
  (Purchase) of Formulas                                                               -         (61,500)
  Purchase of Property                                                                 -               -
  Other Assets                                                                     7,938          16,533
                                                                           --------------  --------------
Net cash provided (used) from investing activities                             4,241,247      (4,962,239)
                                                                           --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds from Term Debt After Principal Payments                                 -       2,457,594
  Principal Payment on Debts (over) net proceeds Term Debt                    (2,820,033)              -
  Stock Sales for Cash; Net                                                      338,009       6,857,743
  Investments                                                                 (1,827,366)              -
                                                                           --------------  --------------
Net cash provided (used) from financing activities                            (4,309,390)      9,315,337
                                                                           --------------  --------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                       56,146        (126,031)

CASH AND CASH EQUIVALENTS - Beginning of Period                                   37,159         163,190
                                                                           --------------  --------------

Cash at end of period                                                      $      93,305          37,159
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

The most significant projects the Company had invested in last 2 years through December 31, 2005 were:

                                                  Product Developed                Expensed as Part of
                                                 Awaiting Production             General & Administrative
                                                  (All Paid in Cash)              (Paid in Cash & Stock)
                                                 --------------------  -----------------------------------------
                                                      2004 Only               2005                  2004
Jeuness by Francois - initial development costs               230,573              497,863               655,757
Finders Fees for real estate transactions                                          192,000                83,700
IGIA Product                                                                             0               691,200
Pete Rose Product Line                                        187,650                7,200             1,530,238
Zufelt Marketing Strategies                                                         56,940                42,840
Distributor Recruitment                                                             11,060               338,922
All other projects - future or abandoned                                           418,152             1,415,131
                                                 --------------------  -------------------  --------------------
Total                                                         418,223            1,183,215             4,757,788
                                                 --------------------  -------------------  --------------------

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

On January 24, 2004, Judge Gottschall granted the Securities and Exchange Commission's motion for an order appointing a receiver over Suburban Capital Corporation in Securities and Exchange Commission v. Frank J. Custable, Jr.,
                 ---------------------------------------------------------------
Sara  Wetzel,  Suburban  Capital  Corp.,  Francis  Scott  Widen,  Wasatch
--------------------------------------------------------------------------
Pharmaceutical,  Inc.,  David  Giles,  Gary  Heesch,
----------------------------------------------------

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