Form 10QSB
period 2006-09-30
GATEWAY DISTRIBUTORS LTD
filed 2006-11-20
CIK 1062760

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

               For the quarterly period ended September 30, 2006.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2006, the issuer had 15,067,010,636 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . .  3
    Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . .3
    Item 2.  Management's Discussion and Analysis or Plan of Operation. .  4
    Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . . 10
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 11
    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 11
    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. 11
    Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . 12
    Item 4.  Submission of Matters to a Vote of Security Holders. . . . . 12
    Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . 12
    Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . 13
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.
CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

As used herein, the term "Company" refers to Gateway Distributors, Ltd., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, interim, condensed, consolidated financial statements including a balance sheet for the Company as of the period September 30, 2006, and statements of operations, and statements of cash flows, for interim periods up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-16 and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying consolidated interim unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter and period ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ended December 31, 2006. The financial statements are presented on the accrual basis.

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

MANAGEMENT'S PLAN OF OPERATIONS AND DESCRIPTION OF BUSINESS

GENERAL

The Company was originally incorporated in the State of Nevada on May 26, 1993. The Company markets and distributes various nutritional and/or health and skin care products. The products which the Company sells are intended to provide nutritional supplementation to the users; the products are not intended to diagnose, treat, cure or prevent any disease.

The Company has acquired the business operations and assets of Marshall Distributing, (Marshall's), a wholesale distribution company that has been in business since 1974. Marshall's distributes natural products to retail stores around the country as well as providing natural products for drop ship and internet fulfillment utilizing state of the art technology. Marshall's provides a significant marketing and distribution channel for natural products. It also allows the company to expand its product offering exponentially from over one hundred and fifty natural product manufacturers. The Distribution facility is capable of servicing customers world wide and provides many opportunities and capacity for growth.

CURRENT BUSINESS PLAN

Gateway Distributors Ltd. is a public trading company that acquires or creates companies that have potential to grow in revenue to provide an opportunity in the field of Distribution of products or services that enhance the lives of individuals through modern technology.

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

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. The company will continue to seek out potential merger candidates, acquisitions or business opportunities that enable expansion of market channels for distribution and sales of product to benefit and enhance the lives of individuals around the world

As part of the Company's investigation of potential merger candidates, the Company's officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of the Company's financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, the Company's relative negotiation strength and that of the other management.

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

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

THIRD QUARTER COSTS AND CHANGES IN FINANCIAL CONDITIONS

The balance of current assets at December 31, 2005 was approximately $580,000 compared to a balance of $2,295,000 at September 30, 2006, an increase of $1,715,000. The balance of current liabilities was $2,453,000 and $10,159,000 respectively, for the same periods, an increase of $7,706,000. The resulting current ratio at December 31, 2005 was 0.24 to 1. The current ratio at September 30, 2006 is 0.23 to 1. The current ratio indicates that the Company's ability to pay the Company's obligations has worsened since December 31, 2005.

REVENUE & OPERATING EXPENSES

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED
------------------------------------------------------------------------
SEPTEMBER 30, 2005
------------------

Total net sales and revenues were at approximately $1,638,000 for the three months ended September 30, 2006 compared to $188,000 for the prior period a year earlier, an increase of over 770% percent. This increase was a primary result of the acquired operations of Marshall Distributing wholesale natural products distributor.

The Company's gross profit for the three months ended September 30, 2006 compared to 2005 Increased to $1,123,000 from $154,000. Gross profit as a percentage of sales decreased to 69 percent in 2006 from 81 percent in 2005. This is a result of lower margins in the wholesale distribution business.

Total operating expenses (selling, general and administrative expenses) for the three months ended September 30, 2006 compared to 2005 increased by $813,000 to $1,814,000 from $1,001,000 in the prior period. This was primarily due to a significant increase in services paid with stock issuances for professional fees of the Company during the period.

Loss from operations for the three months ended September 30, 2006 decreased to a loss of $ 691,000 from a loss of $847,000 compared to the same period 2005, a decrease of $ 156,000. The Company's decrease in the operating loss was primarily the result of the increase in gross profit from the acquisition of Marshall Distributing Operations adding contribution margin to help service the general and administrative expenses of the company. Sales still remain insufficient to cover the Company's operating needs.

Net interest expense for the three months ended September 30, 2006 was $110,000 as compared to the same period in 2005 of $81,000, up 29,000. The interest expense increased as a result of the acquisition of Marshall Distributing assets and operations.

Net loss increased $963,000 from a gain of $120,000 to a loss of $ 842,000 for the three months ended September 30, 2005 and 2006 respectively. This net increase is primarily attributable to the increase of professional services paid with stock.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER
--------------------------------------------------------------------------------
30, 2005
--------

Total net sales and revenues were at approximately $1,998,000 for the nine months ended September 30, 2006 compared to $580,000 for the prior period a year earlier, an increase of 244 percent. This increase reflects the additional sales of Marshall Distributing operations in the third quarter.

The Company's gross profit for the nine months ended September 30, 2006 compared to 2005 increased to $1,422,000 from $458,000. Gross profit as a percentage of sales decreased to 71 percent in 2006 from 79 percent in 2005.

Total operating expenses (selling, general and administrative expenses) for the nine months ended September 30, 2006 compared to 2005 increased by $2,891,000 to $4,958,000 from $2,067,000 in the prior period. This was primarily due to a significant increase in services paid with stock issuances for professional fees of the Company during the period.

Loss from operations for the nine months ended September 30, 2006 increased to a loss of $3,536,000 from a loss of $1,609,000 compared to the same period 2005, an increase of $1,927,000. The Company's increase in the operating loss was primarily the result of the increase in services paid with stock issuances for professional services and marketing efforts. Sales still remain insufficient to cover the Company's operating needs.

Net interest expense for the nine months ended September 30, 2006 was $144,000 as compared to the same period in 2005 of $192,000, down $48,000. The interest expense returned in the 2nd Quarter, 2006 as a new building was purchased the end of the 1st Quarter, 2006 replacing the building sold in the 3rd Quarter of 2005 the mortgage on which interest is paid.

Net loss increased $3,721,000 from a loss of $159,000 to a loss of $3,879,000 for the nine months ended September 30, 2005 and 2006 respectively. This net increase is primarily attributable to the increase of professional services paid with stock , the write-off of the investment in QDS and the prior year reflecting the gain on the sale of the Aspen Cove subsidiary.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 2006, the Company had a deficiency in working capital of $7,864,000.

Net cash used for the first nine months operating activities came to approximately $1,665,000, up $1,046,000 from this period last year of $619,000. This was primarily due to the increase in accounts receivable increase as a result of the Marshall Distributing acquisition of assets and operations.

Cash used for investing activities during the first nine months of this year was approximately $6,784,000, of which the majority was for the financing of the new warehouse building and the acquisition of Marshall Distributing assets and operations.

During the first nine months of 2006, the Company's financing activities provided the Company with $8,409,000 from the purchase of the office and warehouse building and acquisition of Marshall Distributing assets and operations. The result was adding a significant amount of assets, but, acquiring mortgage debt and other related short term debt.

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

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R - Share -Based Payment. This statement applies to all awards after the required effective date and to awards modified, repurchased, or cancelled after that date. The effective date for public entities that file as small business issuers is as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee ownership plans.

The Company has appropriately adopted SFAS No.123R and applies the principles and guidance therein by recognizing all share based compensation in the financial statements using the fair market value at the grant date to determine the expense associated with the services rendered.

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

In December 2004, the FASB issued SFAS No. 123R - Share -Based Payment. This statement applies to all awards after the required effective date and to awards modified, repurchased, or cancelled after that date. The effective date for public entities that file as small business issuers is as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee ownership plans.

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

Changes in internal controls over financial reporting. There was no change in Gateway internal controls, which are included within disclosure controls and procedures, during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, Gateway internal controls. The Chief Financial Officer has changed from Richard A. Bailey to Jamie Plante. Mr. Plante accepted the position/title in addition to his responsibilities with Marshall Distributing, Inc.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Reference is made to Item 3 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Commission on April 17, 2006.

A creditor of the Company, Allergy Research group / Nutricology filed in the District Court of Clark County, Nevada an action against the Company on an unpaid open account for goods and merchandise, Case No. A-487334, in the amount of $168,000. The Company contested the amount claimed and has made payment toward the uncontested amount while negotiations with the plaintiff continued. The Company offered to pay, through counsel, the sum of $50,000 with a payment of $10,000 upon acceptance of the offer and $5,000 per month until paid. The offer was accepted and payments are being made with a balance of $5,000 owing as of September 30, 2006.

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

As of September 18, 2006, Management finalized negotiations, initiated in 2003, with the Internal Revenue Service ("IRS") to settle past taxes due. An agreement was reached that the compromise previously submitted to the IRS was withdrawn on July 24, 2006. The offer deposit of $250,000 was to be credited as the initial installment payment. A second installment payment of $75,000 is to be paid within 90 days of the agreement acceptance date, September 18, 2006. Payments of $50,000 per month will begin in the fourth month after the acceptance date and will continue each month until the liability is paid in full, approximately 10 months. The payments will be due by the 20th day of the month.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM  6.     EXHIBITS.

EXHIBIT
  NO.                                    IDENTIFICATION OF EXHIBIT
--------                                 -------------------------
  10.9*   Marshall Distributors, Inc. Assignment and Bill of Sale.
  10.10*  Marshall Distributors, Inc. Contract for Sale of Business Assets.
  10.11*  Marshall Distributors, Inc. Liability Undertaking Agreement.
  10.12*  Marshall Distributors, Inc. Operations & Assets Note.
  10.13*  Marshall Distributors, Inc. Security Agreement.
  10.14*  Kozmary Consulting Agreement, dated August 10, 2006.
  10.15*  Guarnera Consulting Agreement, dated August 14, 2006
  10.16*  American Bath Binding Letter of Intent, dated July 1, 2006.
  10.17*  American Bath Agreement, dated September 1, 2006.
  31.1*   Certification of Richard A. Bailey, Chief Executive Officer of Gateway Distributors,
          Ltd., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
  31.2*   Certification of W. Jamie Plante, Chief Financial Officer of Gateway Distributors, Ltd.,
          pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
  32.1*   Certification of Richard A. Bailey, Chief Executive Officer of Gateway Distributors,
          Ltd., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
  32.2*   Certification of W. Jamie Plante, Chief Financial Officer of Gateway Distributors, Ltd.,
          pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith ** Previously Filed

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Gateway Distributors, Ltd.
Dated: November 20, 2006.
                                        By /s/ Richard A. Bailey
                                           ----------------------
                                           Richard A. Bailey, Chief Executive
                                           Officer


                                        By /s/ W. Jamie Plante
                                           --------------------
                                           W. Jamie Plante, Chief Financial
                                           Officer

                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES

                                  - CONTENTS -


                                        PAGE NUMBER
                                        -----------

Financial Statements:

    Balance Sheet                          F-1

    Statement of Operations                F-3

    Statement of Stockholders - Equity     F-4

    Statement of Cash Flows                F-5

    Notes to Financial Statements          F-7

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
GATEWAY DISTRIBUTORS LTD
3220 PEPPER LANE LAS VEGAS NEVADA 89120


We have reviewed the Comparative Balance Sheets as of 09/30/06 and 12/31/2005 for Gateway Distributors Ltd and the Statements of Income (losses) and cash flows for the three months ended 09/30/06 and 09/30/05 in accordance with statements on standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of Gateway Distributors Ltd.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly we do not express such an opinion.

Based upon our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.


/s/illegible
Boynton Beach Florida

                                 November 17, 2006      Lawrence Scharfman CPA P

                           GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                              UNAUDITED CONSOLIDATED BALANCE SHEET
                           (CONDENSED, INTERIM FINANCIAL STATEMENTS)


                                                                 September 30,    December 31,
                                                                     2006             2005
                                                                ---------------  --------------
                            ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                   $       53,992   $      93,305
    Accounts Receivable                                              1,078,652          23,756
    Inventories                                                      1,029,513         373,276
    Due From Chelsea Collection                                              -          90,000
    Notes Receivable                                                   118,125               -
    Prepaids                                                            15,153               -
                                                                ---------------  --------------
                                          Total Current Assets       2,295,435         580,337
                                                                ---------------  --------------
PROPERTY & EQUIPMENT
    Property and Equipment, at cost                                  3,161,821         410,979
    (Less) accumulated depreciation and amortization                  (377,898)       (327,818)
                                                                ---------------  --------------
                                    Total Property & Equipment       2,783,923          83,161
                                                                ---------------  --------------
MINORITY INTEREST IN SUBSIDIARY                                              -               -
                                                                ---------------  --------------
OTHER ASSETS
    Prepaid Advertising                                                230,572         230,572
    Product Awaiting Marketing                                         183,650         183,650
    Formulas                                                           536,500         536,500
    Investment in QDS of Arizona                                             -         200,000
    Cal-Bay International Restricted Stock Held for Investment       1,271,005       1,361,005
    Chelsea Collection Restricted Stock Held for Investment            317,200         400,000
    Customer Lists                                                     500,000               -
    Distributor Rights                                               1,789,500               -
    Websites and e-Commerce Channels                                 2,150,000               -
    Other Assets                                                         7,271          40,768
                                                                ---------------  --------------
                                            Total Other Assets       6,985,698       2,952,495
                                                                ---------------  --------------
Total Assets                                                        12,065,056       3,615,993
                                                                ===============  ==============

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                   GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                    (CONDENSED, INTERIM FINANCIAL STATEMENTS)


                                             September 30,    December 31,
                                                 2006             2005
                                            ---------------  --------------
                   LIABILITIES

CURRENT LIABILITIES:
Accounts payable:
  Trade Regular                             $      922,535   $     201,308

Accrued expenses:
  Payroll and employee benefits                    369,195         167,103
  Payroll taxes                                    215,221         142,925
  Interest                                         420,944         420,944
  Other                                            131,668          47,757
Stock Investors                                    188,078          94,078
Current maturities of long-term debt             7,911,644       1,378,615
                                            ---------------  --------------
Total current liabilities                       10,159,285       2,452,730
                                            ---------------  --------------
LONG-TERM DEBT                                   1,776,355               -

Total Liabilities                               11,935,640       2,452,730
                                            ---------------  --------------
              STOCKHOLDERS' EQUITY

Preferred stock - $.001 par value
  Authorized - 400,000,000 shares
    Series A Preferred
      Authorized - 100,000,000 shares
      34,972,125 issued and outstanding             34,972          14,972
    Series B Preferred
      Authorized - 100,000,000 shares
      185,000,000 issued and outstanding           185,000          15,000
    No Series Designated Preferred
      Authorized - 200,000,000 shares
      Issued and outstanding - none
Common stock, - $.001 par value
  Authorized - 25,000,000,000 shares
  Issued and outstanding - 15,067,010,636       15,067,010       2,967,010
  Additional paid-in capital                     8,098,204      17,542,204
  Accumulated (deficit)                        (23,255,770)    (19,375,923)
                                            ---------------  --------------
Net Stockholders' Equity                           129,416       1,163,263
                                            ---------------  --------------
Total Liabilities & Stockholders' Equity    $   12,065,056   $   3,615,993
                                            ===============  ==============

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                                            GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                                          UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (CONDENSED INTERIM FINANCIAL STATEMENTS)


                                                                   Quarter           Quarter         9 Months         9 Months
                                                                    Ended             Ended            Ended            Ended
                                                                September 30,     September 30,    September 30,    September 30,
                                                                     2006             2005             2006             2005
                                                               ----------------  ---------------  ---------------  ---------------
SALES                                                          $     1,638,199   $      188,307   $    1,997,536   $      580,073
COST OF SALES                                                          515,477           33,927          575,765          122,409
                                                               ----------------  ---------------  ---------------  ---------------
GROSS PROFIT                                                         1,122,722          154,380        1,421,771          457,664
                                                               ----------------  ---------------  ---------------  ---------------

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES:
  Depreciation Expense                                                  27,113           12,000           50,080           61,418
  Professional Services Not Classified Elsewhere                       844,359          267,347        2,953,695          564,631
  Development of Jeunesse by Francois Product Line                      34,252          269,563          163,971          389,723
  Product Development                                                   10,500          315,013           38,285          632,478
  All Other Selling, General and Administrative                        897,707          137,491        1,751,902          418,261
                                                               ----------------  ---------------  ---------------  ---------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   1,813,931        1,001,414        4,957,933        2,066,511
                                                               ----------------  ---------------  ---------------  ---------------
OTHER INCOME (EXPENSE):
  Gain on Sale of Property held for short term investment                    0                0                0           37,139
  Gain on Sale of Property                                                   0        1,014,494                0        1,667,040
  Debt Forgiveness Income                                              (40,465)               0                0                0
  Gain on Sale of Polar WearZ, Inc.                                                      50,000                            50,000
  (Loss) on Sale of Subsidiary - Los Cabos Beverage                          0                0                0           (8,256)
  (Loss) change in reporting QDS of Arizona as an investment                 0                0                0          (68,535)
  (Impairment)  reporting Subsidiary QDS
  of Arizona as an investment                                                0                0                0           (9,101)
  (Loss) on Investment in QDS                                                0                0         (200,000)               0
  (Loss) on Sale of Valley Dr House                                          0          (15,644)               0          (26,024)
  Interest Expense                                                    (110,283)         (81,302)        (143,685)        (192,173)
  Other Income                                                               0                0                0                0
                                                               ----------------  ---------------  ---------------  ---------------
TOTAL OTHER INCOME (EXPENSE):                                         (150,748)         967,548         (343,685)       1,450,090
                                                               ----------------  ---------------  ---------------  ---------------
NET INCOME (LOSS) BEFORE MINORITY INTEREST                            (841,957)         120,514       (3,879,847)        (158,757)
MINORITY INTEREST                                                            0                0                0                0
                                                               ----------------  ---------------  ---------------  ---------------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX                    ((841,957)         120,514       (3,879,847)        (158,757)
PROVISION FOR INCOME TAX                                                     0                0                0                0
                                                               ================  ===============  ===============  ===============
NET INCOME (LOSS)                                              $      (841,957)  $      120,514   $   (3,879,847)  $     (158,757)
                                                               ----------------  ---------------  ---------------  ---------------
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                    $         (0.00)  $         0.00   $        (0.00)  $        (0.00)
                                                               ----------------  ---------------  ---------------  ---------------
BASIC & DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK         12,671,901,940      274,168,188    8,678,182,797      256,743,335
                                                               ================  ===============  ===============  ===============

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                                       GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                                UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             FOR THE PERIODS ENDED SEPTEMBER 30, 2006 AND DECEMBER 31, 2005


                              Preferred Stock              Common Stock           Paid in     (Restated)    (Restated)
                              Par Value $0.001          Par Value $0.001          Excess     Accumulated    Net Equity
                            ---------------------  ---------------------------
                              Shares      Amount       Shares        Amount       of Par      (Deficit)    (Deficiency)
                            -----------  --------  --------------  -----------  -----------  ------------  ------------
Balance for
December 31, 2005            29,972,125    29,972   2,967,010,636    2,967,009  17,542,205   (19,375,923)    1,163,263

Common Stock Issued:
  For Services -
  Unrestricted Stock                                3,850,000,000    3,850,000  (2,520,000)                  1,330,000

Loss for the Period                                                                           (1,922,086)   (1,922,086)
                            -----------  --------  --------------  -----------  -----------  ------------  ------------
Balance for March 31, 2006   29,972,125    29,972   6,817,010,636    6,817,009  15,022,205   (21,298,009)      571,177

Common Stock Issued:
  For Services -
  Restricted Stock                                  1,000,000,000    1,000,000    (900,000)                    100,000
  For Services -
  Unrestricted Stock                                2,300,000,000    2,300,000  (1,670,000)                    630,000

Loss for the Period                                                                           (1,115,804)   (1,115,804)
                            -----------  --------  --------------  -----------  -----------  ------------  ------------
Balance for June 30, 2006    29,972,125    29,972  10,117,010,636   10,117,009  12,452,205   (22,413,813)      185,373

Common Stock Issued:
  For Services -
  Restricted Stock
  For Services -
  Unrestricted Stock                                4,950,000,000    4,950,000  (4,185,000)                    765,000
  Preferred Stock A          20,000,000    20,000                                  (18,000)                      2,000
  Preferred Stock B         170,000,000   170,000                                 (151,000)                     19,000
Loss for the Period                                                                             (841,957)     (841,957)
                            -----------  --------  --------------  -----------  -----------  ------------  ------------
Balance for                 219,972,125   219,972  15,067,010,636   15,067,009   8,098,205   (23,255,770)      129,416
September 30, 2006

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                                    GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (CONDENSED INTERIM FINANCIAL STATEMENTS)



                                                                                  9 Months Ended     Year Ended
                                                                                  September 30,     December 31,
                                                                                       2006             2005
                                                                                 ----------------  --------------
OPERATING ACTIVITIES:
Net (loss)                                                                       $    (3,879,847)  $    (903,728)
Adjustments to reconcile Net (loss)
    to net cash from (to) operating activities:
    Stock issued for Services                                                          2,746,000         862,022
    Depreci. & Amortization Prop & Equip                                                  50,080          47,132
    Minority Interest                                                                          -          72,364

Changes in operating assets & liabilities which increase (decrease) cash flow:
    Accounts Receivable                                                               (1,054,896)       (178,122)
    Inventories                                                                         (656,237)        120,923
    Properties Held for Short Term Investments                                                 -         179,741
    Prepaid Expenses & Other Current Assets                                              (43,278)         25,500
    Accounts Payable and Commissions                                                     721,227        (128,532)
    Accrued Liabilities                                                                  452,299          26,989
                                                                                 ----------------  --------------
Net cash provided by operating activities                                             (1,664,652)        124,289
                                                                                 ----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Product Development Awaiting Production                                                    -          (4,000)
    Capital (Outlays)  / Disposals                                                             -       4,237,309
    Purchase of Property                                                              (2,750,842)              -
    Other Assets                                                                      (4,033,203)          7,938
                                                                                 ----------------  --------------
Net cash provided (used) from investing activities                                    (6,784,045)      4,241,247
                                                                                 ----------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net Proceeds from Term Debt After Principal Payments                               8,309,384               -
    Principal Payment on Debts (over) net proceeds Term Debt                                   -      (2,820,033)
    Stock Sales for Cash; Net                                                            100,000         338,009
    Investments                                                                                -      (1,827,366)
                                                                                 ----------------  --------------
Net cash provided (used) from financing activities                                     8,409,384      (4,309,390)
                                                                                 ----------------  --------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                              (39,313)         56,146

CASH AND CASH EQUIVALENTS - Beginning of Period                                           93,305          37,159
                                                                                 ----------------  --------------

Cash at end of period                                                            $        53,992   $      93,305
                                                                                 ================  ==============

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                   GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                             9 Months Ended   Year Ended
                                             September 30,   December 31,
                                                  2006           2005
                                             --------------  ------------
SUPPLEMENTAL DISCLOSURE
CASH PAID FOR:
  Interest                                          110,283       192,645
  Taxes                                                   0             0
NON CASH INVESTING AND FINANCING ACTIVITIES
STOCK ISSUED FOR:
  Services                                        2,746,000       862,022
  Investors                                         100,000       338,009

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                   GATEWAY DISTRIBUTORS, LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2006

NOTE 1 - BASIS OF PRESENTATION:

The consolidated interim condensed financial statements at September 30, 2006 and for the periods ended September 30, 2006 and 2005 are unaudited, but include all adjustments, which the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2005. The accompanying consolidated unaudited interim financial statements for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                           PRINCIPLES OF CONSOLIDATION
                           ---------------------------

As of September 30, 2006, the Company has the following wholly owned subsidiaries:

  -  The  Right  Solution  Gateway  (multilevel  marketing  and retail sales)
     - Marshall Distributing, Inc. formerly Grandma Hammans Specialty Foods, (wholesale distribution)
     - Gateway Venture Holdings, Inc. (house and manage the real estate, vehicles and equipment of the Company)
     - Marshall Corporate Administration formerly Gateway Corporate Administration, Inc. (Marketing and Management)
     - Mountain West Holdings, Inc. (website and e-commerce sales)

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

The Company has completed the acquisition of the business assets and operations of Marshall Distributing, LLC, a Utah limited liability company and a portion of EMS Business Development, Inc., a California corporation. These assets have been assigned to the previously inactive subsidiary Grandma Hammans Specialty Foods and the subsidiary has appropriately changed it's name to Marshall Distributing, Inc. ("Marshall Dist"). The asset purchase includes the operations and warehouse facility.

The Company created a new subsidiary corporation, Mountain West Holdings, Inc. which includes some of the assets acquired from EMS Business Development, Inc. a California corporation. The operation includes website and e-commerce channels of distributions and retail sales.

The Company has utilized and appropriately changed the name of Gateway Corporate Administration to Marshall Corporate Administration ("MCA"). MCA is a marketing and management company that utilizes new technology and personnel to facilitate market penetration directly to the end consumer and to provide management services directly related to the facilitation of rapid growth.

The accompanying consolidated financial statements include the accounts of its subsidiaries, except for QDS. All significant intercompany balances and transactions have been eliminated.

NOTE 3 - MARSHALL DISTRIBUTING ACQUISITION OF OPERATIONS AND ASSETS :

The Company completed the acquisition of the business assets of Marshall Distributing, LLC, a Utah limited liability company and a portion of EMS Business Development, Inc., a California corporation. These assets have been assigned to the currently inactive subsidiary Grandma Hammans Specialty Foods and the subsidiary has had an appropriate name change to Marshall Distributing, Inc. The asset purchase includes the operations and warehouse facility. The date in which all of the final terms and conditions were met was on or about August 6, 2006. The effective close date was June 30, 2006. Material Definitive Agreement, was filed on July 24, 2006. The Form 8-K is included below.

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

See NOTE 17 - Proforma Statement of Operations of Gateway Distributors., Ltd and Subsidiaries including Marshall Distributing, Inc

NOTE 4 - GRANDMA HAMMANS AND LOS CABOS BEVERAGE:

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

NOTE 5 - LICENSING / PURCHASE AGREEMENT WITH THE CHELSEA COLLECTION INC. (A RELATED PARTY):

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

In the agreement the Company has with Chelsea Collection, the Company will have the opportunity to acquire the same Francois Vautour skin care line from Chelsea Collection for virtually the same price and terms as Chelsea Collection is buying it from Francois Vautour. The terms of the agreement involves a purchase price of $4,000,000, payments are computed based on 15% of the gross sales less cost of goods sold with a minimum weekly payment of $10,000. Once the purchase price is paid, then a royalty of up to 15% of the gross sales less cost of goods sold steps into place and continues thereafter. The cost outlays have been charged to the statement of operations as a selling, general and administrative expense, which were $487,863 for all of 2005 and $163,971 for the period, ended September 30, 2006.

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

NOTE 7- REAL ESTATE SALES:

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

In addition, during the second quarter 2005, the Company sold a residential property in Las Vegas for approximately $250,000 to Cal-Bay. Under the terms of the agreement the purchase payment is made up of (1) 2,800,000, shares of Cal-Bay International non-dilutable Preferred "B" stock, guaranteed value at $0.05 per share, (2) and debt assumption of the underlying mortgage, and, (3) cash paid to the mortgage holder catching up the past due mortgage payments. The value of the stock is $140,000 (previously recognized in the second quarter 2005 at $160,000) discounted to the present value at 10% per year for 3 years, computing to an estimated fair value of $109,506 (previously recognized in the second quarter 2005 at $125,150). This changes the recognized sales price from approximately $250,000 to $235,365 instead of approximately $251,000 as previously recognized in the second quarter 2005. The loss on this sale has been recognized in the 2005 Statement of Operations as "Loss on Sale of Valley Dr House" of $26,024, previously recognized in the second quarter 2005 as $10,380).

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

The Company acquired the existing offices and warehouse of Marshall Distributing on approximately July 1, 2006 in the purchase agreement.

NOTE 8 - REVERSE STOCK SPLIT:

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

During 2005, the Company issued 1,433,250,000 shares out of the ESIP plan before stock splits. The number of shares after stock splits is recognized on the statement of stockholders equity. The net proceeds to the Company from employee stock sales during 2005 were approximately $228,000.
During January 1 through September 30, 2006 no stock was issued out of the ESIP plan. There are currently no shares issued and unsold under the ESIP plan.

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

NOTE 11 - NON-EMPLOYEE, DIRECTORS AND CONSULTANTS RETAINER STOCK PLANS ("RSP"):

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

During 2004, the total number of shares approved to issue in these plans were 8,500,000,000 (8 billion 500 million). The number of shares approved to issue through the plan is not affected by reverse stock splits. The remaining unissued stock at any time remains unchanged despite what happens to the stock once it is issued. i.e., stock reverse splits, dividends, etc. As of September 30, 2006, the total remaining shares approved to issue under the RSP plans are 2,050,000,000. During 2005, the Company issued 1,093,000,000 shares out of the RSP plan before stock splits. The number of shares after stock splits is recognized on the statement of stockholders equity.

During January 1 through September 30, 2006, the Company issued 11,100,000,000 shares out of the RSP plan.

NOTE 12 - AUTHORIZATION OF SERIES "B" PREFERRED STOCK AND ISSUANCE OF RESTRICTED PREFERRED "B" STOCK TO CONSULTANTS:

On January 18, 2005, the Company authorized 100,000,000 shares of Series B Preferred Stock with a par value of 0.001 per share. Series B preferred stock is convertible to common stock on a one for one basis and has no voting rights. During 2005, the Company issued 15,000,000 restricted shares of Series B preferred stock to consultants for services rendered with an assigned value of $15,000.

During January 1 through September 30, 2006, the Company issued 170,000,00 shares of Series B preferred stock

NOTE 13 - RESTRICTED STOCK ISSUED TO OFFICERS (RELATED PARTY TRANSACTIONS):

During 2005, the Company issued to officers 23,000,000 shares of restricted common stock, valued at approximately $10,000.

During January 1 through September 30, 2006, the Company issued 20,000,000 restricted preferred A stock to officers.

NOTE 14 - NEPOTISM DISCLOSURE (RELATED PARTY TRANSACTIONS):

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

NOTE 15 - RECLASSIFICATION AND RESTATEMENTS:

Selected items in the September 30, 2005 financial statements as previously reported have been reclassified and restated to be consistent with the unaudited financial statements as of September 30, 2006.

The Company has no off-balance sheet arrangements.

NOTE 16 - PRODUCTS PENDING PRODUCTION RECLASSISFIED TO PREPAID ADVERTISING COSTS AND PRODUCT AWAITING MARKETING:

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

NOTE 17 - PROFORMA STATEMENT OF OPERATIONS OF GATEWAY DISTRIBUTORS., LTD AND SUBSIDIARIES INCLUDING MARSHALL DISTRIBUTING, INC.

                  GATEWAY DISTRIBUTORS, LTD AND SUBSIDIARIES AND MARSHALL DISTRIBUTING
                        PROFORMA UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (CONDENSED INTERIM FINANCIAL STATEMENTS)


                                                                          9 Months         9 Months
                                                                            Ended            Ended
                                                                        September 30,    September 30,
                                                                            2006             2005
                                                                       ---------------  ---------------
SALES                                                                  $    3,356,047   $    2,490,737
COST OF SALES                                                               1,636,919        1,588,855
                                                                       ---------------  ---------------
GROSS PROFIT                                                                1,719,128          901,882
                                                                       ---------------  ---------------
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES:
  Depreciation Expense                                                         72,904           88,912
  Professional Services Not Classified Elsewhere                            2,964,418          571,914
  Development of Jeunesse by Francois Product Line                            163,971          389,723
  Product Development                                                          38,285          632,478
  All Other Selling, General and Administrative                             2,470,961        1,232,492
                                                                       ---------------  ---------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                          5,710,539        2,915,520
                                                                       ---------------  ---------------
OTHER INCOME (EXPENSE):
  Gain on Sale of Property held for short term investment                           0           37,139
  Gain on Sale of Property                                                          0        1,667,040
  Debt Forgiveness Income                                                           0                0
  Gain on Sale of Polar WearZ, Inc.                                                 0           50,000
(Loss) on Sale of Subsidiary - Los Cabos Beverage                                   0           (8,256)
  (Loss) change in reporting QDS of Arizona as an investment                        0          (68,535)
  (Impairment)  reporting Subsidiary QDS of Arizona as an investment                0           (9,101)
  (Loss) on Investment in QDS                                                (200,000)               0
  (Loss) on Sale of Valley Dr House                                                 0          (26,024)
  Interest Expense                                                           (171,944)        (236,308)
  Other Income                                                                      0                0
                                                                       ---------------  ---------------
TOTAL OTHER INCOME (EXPENSE):                                                (371,944)       1,253,330
                                                                       ---------------  ---------------
NET INCOME (LOSS) BEFORE MINORITY INTEREST                                 (4,363,355)        (760,308)
MINORITY INTEREST                                                                   0                0
                                                                       ---------------  ---------------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX                          (4,363,355)        (760,308)
PROVISION FOR INCOME TAX                                                            0                0
                                                                       ---------------  ---------------
NET INCOME (LOSS)                                                      $   (4,363,355)  $     (760,308)
                                                                       ===============  ===============
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                            $        (0.00)  $        (0.00)
                                                                       ---------------  ---------------
BASIC & DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK                 6,648,226,106      110,200,657
                                                                       ===============  ===============

NOTE 18 - CONSIDERATIONS AFFECTING THE COMPANY'S ABILITY TO CONTINUE AS A GOING
CONCERN:

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

NOTE 19 - COMMITMENTS AND CONTINGENCIES:

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

On or about August 6, 2006 the Company finalized the acquisition of the operations and assets of Marshall Distributing Co. LLC a Utah limited liability company and select assets from EMS Business Development, Inc. a California corporation. In doing so, the Company has signed a note payable in the amount of $6,000,000.00 due and payable within twelve months and assumed operational liabilities of Marshall Distributing.

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

A creditor of the Company, Allergy Research group / Nutricology filed in the District Court of Clark County, Nevada an action against the Company on an unpaid open account for goods and merchandise, Case No. A-487334, in the amount of $168,000. The Company contested the amount claimed and made payment toward the uncontested amount while negotiations with the plaintiff continued. The Company offered to pay, through counsel, the sum of $50,000 with a payment of $10,000 upon acceptance of the offer and $5,000 per month until paid. The offer was accepted and payments are being made with a balance of $5,000 owing as of September 30, 2006.

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

As of September 18, 2006, Management finalized negotiations, initiated in 2003, with the Internal Revenue Service ("IRS") to settle past taxes due. An agreement was reached that the compromise previously submitted to the IRS was withdrawn on July 24, 2006. The offer deposit of $250,000 was to be credited as the initial installment payment. A second installment payment of $75,000 is to be paid within 90 days of the agreement acceptance date, September 18, 2006. Payments of $50,000 per month will begin in the fourth month after the acceptance date and will continue each month until the liability is paid in full, approximately 10 months. The payments will be due by the 20th day of the month.

The Company has not recognized any contingent liability for these items.

NOTE 20 - RESTATEMENT OF FINANCIAL STATEMENTS TO CORRECT AN ACCOUNTING ERROR

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

                             BALANCE SHEET-JUNE 30, 2006
                             ---------------------------

                         Restated                  Originally
                          Amount     Adjustment     Reported
                       ------------  -----------  ------------
Accounts payable           351,882     (400,000)      751,882
Current liabilities      4,115,232     (400,000)    4,515,232
Accumulated (deficit)  (21,298,009)     400,000   (21,698,009)
Total liabilities &
  Equity                 4,300,605                  4,300,605

There was no change in total assets or weighted average shares of common stock outstanding due to restatement correction


NOTE 21 - SUBSEQUENT EVENTS:

The SEC has requested the company respond to questions they had raised regarding the filing of the Company's 10-KSB as of December 31, 2004 due to changes in filing requirements. Management responded to these questions and also filed an Amended 2004 10-KSB ("10-KSB/A"). The 10-KSB/A expanded the explanations and disclosures to the financial statements. Subsequent to filing the 10-KSB/A 2004, the SEC raised additional questions seeking further clarification. Management has filed responses to these additional questions, and regards these questions as ones seeking clarification. Management does not anticipate any further changes to the prior reported statements. The SEC has no further comments as of November 13, 2006.