Form 10KSB
period 2006-12-31
MARSHALL HOLDINGS INTERNATIONAL, INC.
filed 2007-04-16
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ----------------------------------------------------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                          COMMISSION FILE NO. 000-27879

                      MARSHALL HOLDINGS INTERNATIONAL, INC.
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

     State  issuer's  revenues  for  its  most  recent  fiscal year: $3,757,181.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 5, 2007: $34,325,717

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 5, 2007: 2,145,357,320.

     Documents  incorporated  by  reference:  None.

     Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS

ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . . 1
ITEM 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . . . .12
ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .12
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . .16
ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. . . . .16
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . . .19
ITEM 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . .33
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . . . . .33
ITEM 8A.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . .34
ITEM 8B.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .34
ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT . . . . . . . .34
ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . .36
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . .38
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . .39
ITEM 13.  EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .40
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . . . . . .41

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

COMPANY OVERVIEW

     As used herein the term ("Marshall") refers to Marshall Holdings International, Inc., formerly Gateway Distributors, Ltd., a Nevada corporation, its subsidiaries and predecessors, unless the context indicates otherwise. Marshall was originally incorporated in the State of Nevada on May 26, 1993. Marshall markets and distributes different nutritional and/or health products. The products, which the Company sells are intended to provide nutritional supplementation to the users; the products are not intended to diagnose, treat, cure or prevent any disease.

     On August 15, 2002, Marshall acquired all equity interest in Los Cabos Freedom Movement, a Wisconsin LLC, d/b/a Grandma Hammans Specialty Foods ("Grandma Hammans") for $217,500. The Company formed a wholly owned subsidiary, Grandma Hamman's Specialty Foods ("Grandma Hammans") on July 3, 2003 to run the wholesale operations of the Company.

     Marshall formed a wholly owned subsidiary, The Right Solution Gateway, on January 7, 2003 to house the assets of TRSG Corporation and to run the retail operations of the Company.

     On April 30, 2004, Marshall formed a wholly owned subsidiary, Gateway Venture Holdings, Inc. ("GVH") The Las Vegas property and fixed assets of Marshall are recorded in this subsidiary.

     Also on April 30, 2004, Marshall formed a wholly owned subsidiary, Aspen Cove Resort Incorporated to run the operations of Aspen Cove Resort (formerly Beaver Dam Lodge) located near Panguitch Utah. The lodge had been purchased on April 15, 2004 and was owned by GVH.

     On May 30, 2004, an agreement was signed with Quality Distribution Services of Nevada to create a new corporation, Quality Distribution Services of Arizona, Inc ("QDS"). QDS was incorporated in Nevada on June 7, 2004 and was 51 percent owned by Marshall. QDS was a wholesale beverage distributor in the Phoenix Arizona area. For 2005, the Company has elected not to recognize QDS as an equity position, but as an investment. The corporation has since been revoked and not in business.

     On November 30, 2004, Marshall formed a wholly owned subsidiary, Marshall Corporate Administration, Inc ("MCA"), formerly Gateway Corporate Administration which is engaged in marketing and management services.

     In December, 2004 Marshall moved the corporate office and warehouse location to 3220 Pepper Lane, Las Vegas, Nevada 89120.

     On December 21, 2004 Marshall entered an Asset Purchase Agreement to purchase 51 percent of Los Cabos Beverage then owned by Blaine Wendtland("Wendtland"). The 51 percent interest in Los Cabos Beverage and its assets were acquired by the Company in exchange for Wendtland receiving all rights to Grandma Hamman's GHF product and Wendtland assuming and paying off the debt of $193,833 owing to Los Cabos Freedom Movement LLC and Ed Wendtland.

     On December 30, 2004, Marshall formed a 51 percent owned subsidiary, Los Cabos Beverage Inc ("LCB") to handle the operations of the sale of private label water.

     On February 28, 2005, Marshall entered into an agreement with Blaine Wendtland wherein he assumed all ownership and obligations of Los Cabos Beverage and the Company terminated its commitments and relationships with Los Cabos Beverage and Blaine Wendtland.

     On June 2, 2005, Marshall sold it's wholly owned subsidiary, Aspen Cove Resort Incorporated ("ACR"), in combination with selling the building and real estate on which the resort is located.

     On September 30, 2005, Marshall sold its building and real estate which housed its warehouse and corporate offices located 3220 Pepper Lane, Las Vegas, Nevada 89120.

     On March 13, 2006, the Company purchased a smaller commercial property located at 2555 East Washburn Rd, North Las Vegas, Nevada. The operations and warehouse is operating out of the new facilities. The Company's offices will be in temporary accommodations until the new building is ready for occupancy and the offices have been built out.

     On June 30, 2006, the Company purchased all of the operations and assets of Marshall Distributing Company in Salt Lake City, UT. Marshall Distributing distributes over 150 different manufacturers lines of over 6,000 natural health products.

     On August 31, 2006, Marshall formed a wholly owned subsidiary Mountain West Holdings, Inc. to facilitate the website and e-commerce operations.

CURRENT BUSINESS PLAN

     Marshall Holdings International, Inc. is a public trading company that acquires or creates companies that have potential to grow in revenue to provide an opportunity in the field of Distribution of products or services that enhance the lives of individuals through modern technology.

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

REVERSE SPLITS

     During the twelve months ended December 31, 2003, Marshall implemented a reverse stock split on the basis of one post-split share for every 3,000 pre-split shares. During the twelve months ended December 31, 2004, Marshall implemented three reverse stock splits as follows: one split on the basis of one post-split share for every 900 pre-split shares, one split on the basis of one post-split share for every 1,000 pre-split shares, and one split on the basis of one post-split share for every 1,000 pre-split shares. During the twelve months ended December 31, 2005, Marshall implemented a reverse stock split on the basis of one post-split share for every 500 pre-split shares. During the twelve months ended December 31, 2006, Marshall implemented a reverse stock split on the basis of one post-split share for every 1,000 pre-split shares.

     All share and per share amounts presented in the Company's financial statements which are part of this Annual Report on Form 10-KSB have been restated retroactively to reflect the reverse splits as if they had occurred on the first day of the first period presented, or January 1, 2005. However, all share and per share amounts have not been restated retroactively to reflect the reverse splits in the narrative portion of this Annual Report on Form 10-KSB. Consequently, the retroactive restatement may cause some apparent inconsistencies between the narrative portion of this Annual Report on Form 10-KSB and the Company's other filings with the Securities and Exchange Commission on one hand, and the financial statements and accompanying notes forming part of this Annual Report on Form 10-KSB on the other hand.

KEY PERSONNEL

     Marshall's future financial success depends to a large degree upon the efforts of Messrs. Bailey and Ternes, our officers and directors. Messrs. Bailey and Ternes have played major roles in developing and executing the Company's business strategy. The loss of Messrs. Bailey and Ternes could have an adverse effect on the Company's business and chances for profitable operations. While Marshall intends to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that the Company will be successful in attracting and retaining the persons needed. If Marshall does not succeed in retaining and motivating the current employees and attracting new high quality employees, the Company's business could be adversely affected. Marshall does not maintain key man life insurance on the lives of Messrs. Bailey and Ternes.

     The Company has employed W. Jamie Plante CPA as the Company's chief financial officer. Jamie plays a key role in analyzing and reporting on the company's financial matters.

BUSINESS

     Marshall Holdings International contains three principal subsidiaries. The first is The Right Solution Gateway. The Right Solution Gateway is a network marketing company that sells whole food nutrition, health and dietary supplements and skin care products throughout North America, Russia, Japan and Indonesia. Marshall believes that through special blends, whole foods, such as grains and vegetables, can be combined to help produce optimum health.

     The Right Solution Gateway's products are marketed through a network marketing system within the United States and wholesale personal import sales outside the United States. Network marketing enables Marshall's independent distributors in the United States to earn profits by selling Company products to retail consumers. Distributors may also develop their own distributor downline organizations by sponsoring others to do business in any market where The Right Solution Gateway operates, entitling the sponsors to receive overrides or commissions (cash incentives, including royalties and bonuses) on product sales within their downline organizations.

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

     The second Marshall Distributing is a natural products distribution company that has been in business since 1974 and has sold into over 3,500 health food stores, pharmacies and medical offices around the country not to mention doing complete order fulfillment for many up and coming on-line stores. Marshall Distributing carries over 6,000 natural products and supplements comprising over 150 manufactures. Our unique product mix consists of a wide variety of natural products ranging from popular herbs and health supplements to body care and fitness. Marshall Distributing offers complete lines of teas, herbs, vitamins, health foods, minerals, homeopathic remedies, natural cosmetics, skin care, pet care, cold & wellness products, weight management products, and much more.

     Marshall Distributing only carries top branded natural products and because of its long standing in the market as a natural product distributor can offer many popular lines that are now unattainable from other sources. Just a few of those manufacturers are names such as Nature's Way, Twin Labs, Dr. Christopher's, Celestial Seasoning, Natrol, Nature's Answer, Spectrum, Xlear, American Health, Hyland's, and many more.

     Over the years Marshall Distributing has established product mix that has a proven track record. It is continually searching for the best, most reputable products on the market. Constantly tracking sales and watching the industry from the inside it can bring in only the most popular products with proven results and good margins.

     Marshall Distributing sets itself apart with a stellar reputation in the natural products industry going back over 30 years while looking forward by creating unique channels of wholesale and retail distribution for its already popular product mix.

     Additionally, Marshall Distributing has reconfigured its warehouse and optimized for small order product movement. This optimization has positioned Marshall Distributing as a premier fulfillment house for natural products and supplements. Marshall Distributing is already functioning as fulfillment house for over 100 web-sites looking to get away from product inventory and shipping. These web-sites are at various stages of development and do take time to get going but have the potential to create exponential sales opportunities for Marshall Distributing product mix. Through technological advances in Marshall Distributing systems (API Interface) these outside sites can also be linked directly to it's back end order processing and inventory.

     The third principal subsidiary is Mountain West Holdings. Mountain West Holdings owns an e-commerce platform that facilitates online sales of products through web-sites. It contains Web Health Stores that provides the actual online or virtual storefronts for customers. This platform fully integrates with the Marshall Distributing fulfillment center. Sales of Products, through this platform, continue to grow and adds additional benefits for the customer base.

     Marshall has other subsidiaries with the intention of having a diversified base to allow revenue from additional sources which should enhance Marshall's ability to benefit from other types of resources. These subsidiaries are Gateway Venture Holdings, Inc, and Marshall Corporate Administration.

MARSHALL FINANCIAL RESULTS MAY BE AFFECTED BY FACTORS OUTSIDE OF MANAGEMENT'S CONTROL

     Marshall's future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside management's control. The Company's anticipated expense levels are based, in part, on estimates of future revenues and may vary from the projections. The Company may be unable to adjust spending rapidly enough to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures would materially adversely affect business, operating results, and financial condition.

     Management cannot predict with certainty the Company's revenues and operating results. Further, we believe that period-to-period comparisons of operating results are not necessarily a meaningful indication of future performance.

CORPORATE OFFICES

     Marshall's executive office has relocated from 3220 Pepper Lane, Las Vegas, Nevada 89120 to 2555 East Washburn Rd, North Las Vegas, Nevada 89081 as of the date of this filing. The telephone number to call for information remains (702) 317-2400.

CHANGES IN CAPITAL STRUCTURE

     Effective September 3, 2004, Marshall implemented a 1-1,000 reverse split of the Company's authorized, issued and outstanding stock. Effective October 4, 2004, Marshall amended the Articles of Incorporation to increase the number of authorized preferred shares to 400,000,000 shares.

     Effective on June 28, 2004, Marshall implemented a 1-900 reverse split of the Company's issued and outstanding common stock. Effective on June 28, 2004, Marshall also filed Articles of Amendment to Marshall's Articles of Incorporation increasing the Company's authorized common shares to 25,000,000,000 and preferred shares to 200,000,000 shares and authorizing the board of directors.

     On November 9, 2004, Marshall filed a Certificate of Amendment to the Company's Certificate of Designation increasing the number of shares of Series A Preferred Stock from 200,000 shares to 100,000,000 shares. The shares of Series A Preferred Stock rank senior to shares of preferred and common shares. Each share of the Series A Preferred Stock is entitled to 1,000 votes on any matter submitted to the holders of Marshall common stock. Each share of the Series A Preferred Stock is convertible into that number of common stock equal in fair market value to $1.

     Effective December 20, 2004, Marshall implemented a one for 1,000 reverse split of Company issued and outstanding common stock.

     Effective January 18, 2005, Marshall designated 100,000,000 shares of preferred stock as the Series B Preferred Stock. Each share of the Series B Preferred Stock is convertible into one share of the common stock. The shares of the Series B Preferred Stock do not have voting rights.

     Effective March 28, 2005, Marshall implemented a 1-500 reverse split of the Company's issued and outstanding common stock.

     Effective December 4, 2006, Marshall implemented a 1-1,000 reverse split of the Company's issued and outstanding common stock

EMPLOYEES

     Marshall has twenty-two full-time employees and two part-time employees as of April 5, 2007. Company distributors, who are independent contractors, are not considered to be employees. As Marshall grows, the Company will need to attract an unknown number of additional qualified employees. Although the Company has experienced no work stoppages and believes the relationships with employees are good, the Company could be unsuccessful in attracting and retaining the persons needed. None of the employees are currently represented by a labor union. Marshall expects to have a ready source of available labor to support growth.

     The son of the Chief Operations Officer serves as Vice President of Operations with additional responsibilities in Information Technology and the daughter of the Chief Executive Officer worked as Accounting Assistant the first half of 2006 and is currently working on special projects for the Company.

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

     Marshall Distributing sells its products through health food stores, pharmacies, and medical offices around the country not to mention doing complete order fulfillment for many up and coming on-line stores. Marshall Distributing carries over 6,000 natural products and supplements comprising over 150 manufactures. Our unique product mix consists of a wide variety of natural products ranging from popular herbs and health supplements to body care and fitness. Marshall Distributing offers complete lines of teas, herbs, vitamins, health foods, minerals, homeopathic remedies, natural cosmetics, skin care, pet care, cold & wellness products, weight management products, and much more.

     Product Distribution. Marshall's products are distributed to all markets from Marshall's warehouse located in Las Vegas, Nevada or the Distributions Center in Salt Lake City, Utah.

RISK FACTORS

NEED FOR ONGOING FINANCING.

     Marshall will need additional capital to continue operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

     There can be no assurance that the Company will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on Marshall's financial position and results of operations and ability to continue as a going concern. The Company's operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for services and products. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of existing common stock.

     Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the Company's operating flexibility. Failure to successfully obtain additional future funding may jeopardize the ability to continue business and operations.

     When Marshall raises additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to Marshall, future investors may demand, and may be granted, rights superior to those of existing stockholders.

BUSINESS CONCENTRATION.

     While Marshall considers relationships with customers to be satisfactory, given the concentration of the Company's sales to a few key customers, continued relationships may be subject to the policies and practices of the customers. Marshall continues to concentrate efforts on expanding the customer base in order to reduce the reliance on current customers.

INFLATION.

     In management's opinion, inflation has not had a material effect on the Company's financial condition or results of operations.

TRENDS, RISKS AND UNCERTAINTIES.

     Management has sought to identify what is believed to be the most significant risks to the Company's business, but management cannot predict whether, or to what extent, any of such risks may be realized nor can the Company guarantee that all possible risks have been identified that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to Marshall common stock.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS.

     Marshall provides the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to the Company business and products. These are factors that are thought could cause actual results to differ materially from expected results. Other factors besides those listed here could adversely affect the Company.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.

     Marshall's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including the demand for services, seasonal trends in purchasing, the amount and timing of capital expenditures; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the industry. Marshall's quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our stage of development, occurrences such as accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that operating results will fall below expectations or those of investors in some future quarter.

LACK OF INDEPENDENT DIRECTORS.

     The Company cannot guarantee that the board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, Marshall's executive officers, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and stockholders generally and the controlling officers, stockholders or directors.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS.

     The officers and directors of Marshall are required to exercise good faith and high integrity in management affairs. The articles of incorporation provide, however, that the officers and directors shall have no liability to the stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Marshall articles and bylaws also provide for the indemnification by the Company of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate the business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, the Company's best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

MANAGEMENT OF POTENTIAL GROWTH.

     Marshall may experience rapid growth which will place a significant strain on the managerial, operational, and financial systems resources. To accommodate the Company's current size and manage growth, management must continue to implement and improve the Company's financial strength and operational systems, and expand, train and manage the sales and distribution base. There is no guarantee that the Company will be able to effectively manage the expansion of operations, or that the facilities, systems, procedures or controls will be adequate to support the expanded operations. The Company's inability to effectively manage future growth would have a material adverse effect.

THE COMPANY PAYS NO DIVIDENDS.

     Marshall has never declared nor paid cash dividends on capital stock. The Company currently intends to retain any earnings for funding growth however these plans may change depending upon capital raising requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Marshall believes that the Company does not have any material exposure to interest or commodity risks. The financial results are quantified in U.S. dollars and a majority of the obligations and expenditures with respect to operations are incurred in U.S. dollars. Although Marshall does not believe the Company currently has any materially significant market risks relating to operations resulting from foreign exchange rates, if the Company enters into financing or other business arrangements denominated in currency other than the U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

     Marshall currently has no material long-term debt obligations. The Company does not use financial instruments for trading purposes and are not a party to any leverage derivatives.

RISKS RELATING TO THE BUSINESS

THE COMPANY IS NOT LIKELY TO SUCCEED UNLESS MANAGEMENT CAN OVERCOME THE MANY OBSTACLES FACED.

     As an investor, you should be aware of the difficulties, delays and expenses Marshall encounters, many of which are beyond the Company's control, including unanticipated market trends, employment costs, and administrative expenses. Management cannot assure investors that the proposed business plans as described in this report will materialize or prove successful, or that the Company will ever be able to finalize development of products or services or operate profitably. If Marshall cannot operate profitably, you could lose your entire investment. As a result of the nature of the Company business, Marshall expects to sustain substantial operating expenses without generating significant revenues.

COMPANY AUDITORS HAVE STATED THE COMPANY MAY NOT BE ABLE TO STAY IN BUSINESS.

     Marshall auditors have issued a going concern opinion, which means that there is doubt that the Company can continue as an ongoing business for the next 12 months. Unless Marshall can raise additional capital, the Company may not be able to achieve it's objectives and may have to suspend or cease operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPANY ACQUISITION STRATEGY INVOLVES A NUMBER OF RISKS.

     Marshall intends to pursue growth through the opportunistic acquisition of companies or assets that will enable the Company to expand service lines to provide more cost-effective customer solutions. Management routinely reviews potential acquisitions. This strategy involves certain risks, including difficulties in the integration of operations and systems, the diversion of the Company's management's attention from other business concerns, and the potential loss of key employees of acquired companies. Marshall may not be able to successfully acquire, and/or integrate acquired businesses into the Company operations.

RISKS RELATING TO COMPANY STOCK

MARSHALL MAY NEED TO RAISE ADDITIONAL CAPITAL. IF MARSHALL IS UNABLE TO RAISE NECESSARY ADDITIONAL CAPITAL, THE BUSINESS MAY FAIL OR OPERATING RESULTS AND THE STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

     Due to the lack of revenue and expenses, the Company needs to secure adequate funding. If Marshall is unable to obtain adequate funding, the Company may not be able to successfully develop and market its products and services and the business will most likely fail. Marshall does not have commitments for additional financing. To secure additional financing, the Company may need to borrow money or sell more securities, which may reduce the value of Marshall outstanding securities. Under these circumstances, Marshall may be unable to secure additional financing on favorable terms or at all.

     Selling additional stock, either privately or publicly, would dilute the equity interests of Marshall stockholders. If the Company borrows money, the Company will have to pay interest and may also have to agree to restrictions that limit operating flexibility. If Marshall is unable to obtain adequate financing, the Company may have to curtail business operations which would have a material negative effect on operating results and most likely result in a lower stock price.

MARSHALL COMMON STOCK HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU PAY FOR THE SHARES.

     Because of the limited trading market for Marshall common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2005 and 2006, Marshall common stock was sold and purchased at prices that ranged from a high of $0.08 to a low of $0.0001 or lower per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for Marshall common stock may suffer greater declines due to its price volatility.

     The price of Marshall common stock that will prevail in the market after this offering may be higher or lower than the price you pay. Certain factors, some of which are beyond the Company's control, that may cause the share price to fluctuate significantly include, but are not limited to, the following:

-     Variations  in  quarterly  operating  results;

-     The development of a market in general for Marshall products and services;

-     Changes  in  market  valuations  of  similar  companies;

- Announcement by Marshall or competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

-     Loss  of a major customer or failure to complete significant transactions;

-     Additions  or  departures  of  key  personnel;  and

-     Fluctuations  in  stock  market  price  and  volume.

     Additionally, in recent years the stock market in general, and the OTC Bulletin Board and technology stocks in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect Marshall stock price, regardless of operating performance.

     Over the past few years, there have been periods of significant increases in trading volume of Marshall common stock during which the price of the stock has both increased and decreased. The historical trading of Marshall common stock is not necessarily an indicator of how it will trade in the future and the trading price as of the date of this report does not necessarily portend what the trading price of Marshall common stock might be in the future.

     In the past, class action litigation has often been brought against companies following periods of volatility in the market price of the common stock of those companies. If Marshall becomes involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in Marshall stock.

MARSHALL DIRECTORS HAVE THE RIGHT TO AUTHORIZE THE ISSUANCE OF PREFERRED STOCK AND ADDITIONAL SHARES OF MARSHALL COMMON STOCK.

     Marshall directors, within the limitations and restrictions contained in the articles of incorporation and without further action by stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. Marshall has no intention of issuing preferred stock at the present time. Any issuance of preferred stock could adversely affect the rights of holders of common stock.

     Should Marshall issue additional shares of common stock, each investor's ownership interest in Marshall Holdings International, Inc. would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of common stock, or any other Marshall securities.

IF MARSHALL FAILS TO REMAIN CURRENT ON REPORTING REQUIREMENTS, MARSHALL COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL MARSHALL SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

     Companies  trading  on  the  OTC  Bulletin Board, such as Marshall Holdings
International, Inc., must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If Marshall fails to remain current on the reporting requirements, Marshall could be removed from the OTC Bulletin Board. As a result, the market liquidity for Marshall securities could be severely adversely affected by limiting the ability of broker-dealers to sell Marshall securities and the ability of stockholders to sell their securities in the secondary market.

MARSHALL COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN MARSHALL SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN MARSHALL STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN MARSHALL STOCK.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to Marshall, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Inasmuch as that the current bid and ask price of common stock is less than $5.00 per share, Marshall shares are classified as "penny stock" under the rules of the SEC. For any transaction involving a penny stock, unless exempt, the rules require:

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

     Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of Marshall common stock and cause a decline in the market value of the stock.

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

ITEM 2.     DESCRIPTION OF PROPERTY.

     Marshall purchased a building to house its offices and warehouse in March 2006 located at 2555 E Washburn Road, North Las Vegas, Nevada 89081.

ITEM 3.     LEGAL PROCEEDINGS.

SUBURBAN CAPITAL CORPORATION V MARSHALL DISTRIBUTORS, LTD., CASE NO. 03-CV-7559

     On August 13, 2003, Suburban Capital Corporation filed a civil action in the Circuit Court of DuPage County, Illinois against Marshall Distributors and two of its officers, Richard Bailey and Florian Ternes. On December 15, 2003, U.S. District Judge Charles R. Norgle, Sr., granted Marshall's Notice of Removal and removed the case to the United States District Court for the Northern District of Illinois.

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

     On  March  28,  2003, the Commission obtained a Temporary Restraining Order
(TRO) from the United States District Court for the Northern District of Illinois, temporarily restraining Frank J. Custable, Jr., of Glendale Heights, Illinois, Suburban Capital Corp., Sara Wetzel, of Glenview, Illinois, and Francis Scott Widen of Buffalo Grove, Illinois, from violating the anti-fraud, registration and reporting provisions of the federal securities laws. Custable is a recidivist who, in 1994, was permanently enjoined from violating the anti-fraud provisions of the federal securities laws as part of a prior Commission enforcement action. As part of the TRO, the Court also entered orders freezing the assets of Custable, Suburban Capital, Wetzel and Widen to repatriate assets, temporarily prohibiting Custable and Suburban Capital from participating in penny stock offerings and from trading in any securities, requiring all defendants to give an accounting and prohibiting document destruction.

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

     A settlement was made with the Maryland Attorney General. On May 4, 2006, Assurance of Voluntary Compliance documents were signed. On June 14, 2006 final judicial approval was received on the signed documents. This includes a Civil Penalty of $100,000 and restitution to consumers of $25,000. If the amount paid to consumers for claims is less than $25,000, the Civil Penalty will be increased to the difference between $25,000 and the amount paid in restitution. The Civil Penalty is payable in monthly installments of $5,000 and the restitution is to be paid as claims are presented.

ALLERGY RESEARCH GROUP/NUTRICOLOGY V GATEWAY DISTRIBUTORS, LTD., CASE NO.
A-487334

     Allergy Research Group/Nutricology v Gateway Distributors, Ltd., Case No. A-487334, District Court of Clark County, Nevada. This is an action against the Company on an unpaid open account for goods and merchandise. The plaintiff's Complaint seeks $168,070 from the Company. The Company contests the amount claimed and the Company has made a settlement with Allergy Research in the amount of $50,000. Payment is to be made monthly in the amount of $5,000, with an initial payment of $10,000. The payments have been made and the debt is paid in full.

GLOBAL MEDIA CORP. GATEWAY DISTRIBUTORS, LTD. CASE NO., 06CV 13415

     There has been a breech of contract suit filed by Global Media Corp., a company located in New York City, that alleges that a single meeting held on January 28, 2004 resulted in a series of agreements entered into by four entities for licensing and marketing of hair removal product known as "Forever Gone". Among those agreement, Plaintiff alleges that defendant Gateway Distributors, Ltd. Agreed to pay $2,000,000 in Gateway stock for marketing and materials and services. Plaintiff thus claims that it assembled a team of consultants, provided materials, work, labor and services to defendant Gateway Distributors and that Gateway has failed to issue the stock.

The plaintiff has not yet identified the so-called agreements, consultants, nominees and the work and materials allegedly delivered. The Plaintiff has confirmed that the so-called agreement with Gateway has never been reduced to writing. Rather, council represented that its claim of an agreement with Gateway is based upon a combination of verbal statements and miscellaneous albeit unidentified, writings.

     Gateway asserts that it did not receive the consulting services and materials and expects the suit to be dismissed and is contemplating a counter suit against Global Media Inc.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Prior to August of 2001, there was no public market for Gateway Common Stock. Gateway stock originally traded under the symbol "GTWY.OB." On December 6, 2002, the symbol changed from "GTWY.OB" to "GWYD.OB." On June 28, 2004, the symbol changed from "GWDL.OB" to "GWAD.OB." On September 3, 2004 the symbol changed from "GWAD.OB" to "GAWY.OB." On December 20, 2004, the symbol changed from "GAWY.OB" to "GAWD.OB." As of March 28, 2005, the symbol was changed to "GWDB.OB." On December 2006, the symbol changed from GWDB.OB to MHII.OB. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions.

                    CALENDAR YEAR 2005   HIGH    LOW
                    First Quarter         0.05  0.0001
                    Second Quarter       0.057  0.0001
                    Third Quarter        0.004  0.0001
                    Fourth Quarter       0.003  0.0002

                    CALENDAR YEAR 2006  High    Low
                    First Quarter       0.0007  0.0001
                    Second Quarter      0.0003  0.0001
                    Third Quarter       0.0002  0.0001
                    Fourth Quarter        0.08  0.0001

     Marshall currently has 2,145,357,320 shares of common stock outstanding. The shares of common stock are held by approximately 74 stockholders of record. The number of record holders was determined from the records of Marshalls transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

RECENT SALES OF UNREGISTERED SECURITIES

     During the fiscal year ended December 31, 2006, Gateway sold 1,100,340,000 common shares in private transactions not involving a public offering. All of the 1,100,340,000 shares bear a legend restricting their disposition.

        DATE     NAME                     LOCATION    # SHARES     CONSIDERATION
     5/9/2006    Roger Pawson             USA       1,000,000,000     100,000.00
     12/13/2006  Troy R Ternes            USA              50,000       1,850.00
     12/13/2006  Penelope A Stowe         USA              50,000       1,850.00
     12/13/2006  Jamie Plante             USA              50,000       1,850.00
     12/13/2006  Ryan Nielsen             USA              50,000       1,850.00
     12/13/2006  Jessie Munoz             USA              10,000         370.00
     12/13/2006  Julie E Kofford          USA              10,000         370.00
     12/13/2006  Kristy M Wittman         USA              10,000         370.00
     12/13/2006  Marie A Woody            USA              10,000         370.00
     12/13/2006  Debra Call               USA              10,000         370.00
     12/13/2006  Stuart Call              USA              10,000         370.00
     12/13/2006  Joseph A Lasko           USA              10,000         370.00
     12/13/2006  Cody L Hanson            USA              10,000         370.00
     12/13/2006  Chelsea D Bailey         USA               5,000         185.00
     12/13/2006  Tonya Gerstenkorn        USA               5,000         185.00
     12/13/2006  Loralee Garcia           USA               5,000         185.00
     12/13/2006  Amy Stanton              USA               5,000         185.00
     12/13/2006  Argyle Ashlee            USA               5,000         185.00
     12/13/2006  Ranee Sanchez            USA               5,000         185.00
     12/13/2006  Joshua Dukes             USA               5,000         185.00
     12/13/2006  Ron Christopher Johnson  USA               5,000         185.00
     12/13/2006  Amy D Evans              USA               5,000         185.00
     12/13/2006  Trent R Morton           USA               5,000         185.00
     12/13/2006  Eric Allred              USA               5,000         185.00
     12/13/2006  Bradin S Hanson          USA               5,000         185.00
     12/14/2006  Roger Pawson             USA          99,900,000      39,038.97
     12/14/2006  Roger Pawson             USA             100,000          39.08

                 Total                              1,100,340,000     151,658.05

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

STOCK OPTIONS

     During the fiscal year ended December 31, 2006, Marshall issued stock options to Gary Heath for 3,000,000,000 shares at an option price per share of $0.0001 for $300,000 in cash.

     During the fiscal year ended December 31, 2005, Marshall issued stock options to Roger Pawson for 1,000,000,000 shares at an option price per share of $0.0001 for $100,000 in cash and to Donald Hansen for 690,000,000 shares at an option price per share of $0.0001 for $69,000 in cash.

SECTION 15(G) OF THE EXCHANGE ACT

     The shares of Marshall common stock are covered by Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell Marshall securities to persons other than established customers and accredited investors.

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

     Marshall common stock may be subject to the foregoing rules. The application of the "penny stock" rules may affect Marshall stockholders' ability to sell their shares because some broker-dealers may not be willing to make a market in Marshall common stock because of the burdens imposed upon them by the "penny stock" rules.

     The following table provides information about purchases by Marshall and affiliated purchasers during the quarter ended December 31, 2006 of equity securities that are registered by Marshall pursuant to Section 12 of the Securities Exchange Act of 1934:

               SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                    (a)              (b)             (c)               (d)
               --------------  ---------------  --------------  -----------------
                                                                     Maximum
                                                 Total number      number (or
                                                of shares (or      approximate
                                                    units)      dollar value) of
                                                 purchased as      shares (or
                                                   part of       units) that may
                Total number                       publicly          yet be
               of shares (or    Average price     announced         purchased
                   units)         paid per         plans or      under the plans
    Period       purchased     share (or unit)     programs        or programs
-------------  --------------  ---------------  --------------  -----------------
October 2006. .     -0-              -0-             -0-               -0-
November 2006 .     -0-              -0-             -0-               -0-
December 2006 .     -0-              -0-             -0-               -0-
               --------------  ---------------  --------------  -----------------
Total . . . . .     -0-              -0-             -0-               -0-
               ==============  ===============  ==============  =================

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING INFORMATION

     Much of the discussion in this Item is "forward looking." Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in Marshalls filings with the Securities and Exchange Commission.

     There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, the ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and the ability to generate sufficient revenues to cover operating losses and position Marshall to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Management believes the information contained in this Form 10-KSB to be accurate as of the date hereof. Changes may occur after that date. Marshall will not update that information except as required by law in the normal course of its public disclosure practices.

MANAGEMENT'S PLAN OF OPERATION

STRATEGY

     Marshall plans to continue capitalizing on its strong operating platform and intends to pursue a growth strategy comprised of the following four principal elements:

     Expansion of Product Offerings and Development of New Product Lines. The Right Solution Gateway, one of the main subsidiary of Marshall Holdings International, Inc., is committed to expanding its product line by developing and offering new products and introducing existing products into markets where they are not currently offered. The timely introduction of new, high quality products creates sales opportunities for distributors, and also serves to generate enthusiasm among distributors and provide them with additional promotional opportunities to sell other Company products. The Right Solution Gateway has made the decision to concentrate on its top selling products that focus on three things: 1) cleansing the body from toxins; 2) feeding the body on a cellular level; and 3) living ones dreams. With more than 70% of the food that is consumed in the world being genetically altered, management believes that the market for its products will continue to grow.

     Expansion of product offerings through new marketing channels through it's newly acquired subsidiary Marshall Distributing, Inc. Marshall Distributing, Inc. has sold into over 3,000 health food stores, pharmacies, clinics and online retail web-site stores. Through its diverse product offering, Marshall has access to these stores and can expand sales through these channels.

     Mergers and Acquisitions. Marshall's business plan includes growth through mergers and acquisitions. Marshall intends to continue to look for opportunities to merge or purchase smaller companies that have active distributors and sales volumes, or purchase new products to diversify the Company sales market. Marshall has two strategies for growth. 1) The continuation of the existing strategy to target companies that are in trouble financially, lacking product inventories, but which have active distributors and sales. 2) Purchase the rights to existing products that have either a recognized brand name or have been successfully marketed in the past with continued need in the marketplace, requiring only market exposure to generate new sales.

     Expansion Into New Markets. Marshall's business plan for 2007 is to focus on growth in the USA and places emphasis on international expansion on a wholesale basis. Marshall believes there are numerous additional markets in which its products may prove successful. Marshall evaluates new markets based, in part, on Marshall's ability to create a distributor base in the potential markets or markets for the product wholesale. In determining when and where to open new markets, Marshall will continue to seek to minimize the impact on distributor focus in existing markets and to ensure that adequate distributor support services and other Company systems are in place to support the growth. Although Marshall intends to expand into new markets, there can be no assurance that Marshall can open markets on a timely basis or that such new markets will prove to be profitable. Significant regulatory and legal barriers must be overcome before marketing can begin in any new market. In addition, expansion of Marshall's operations into new markets requires substantial working capital and capital expenditures associated with both the regulatory compliance and operations phases of the process. The lead-time and costs associated with opening anticipated new markets may significantly exceed those of entering new markets in the past due to greater regulatory barriers, the necessity of adapting to entirely new regulatory systems, and problems related to entering new markets with different cultural bases and political systems from those encountered in the past. Marshall is informed that the lead-time necessary to open a new market is generally up to one year, but may be more.

     Enhancement of Sales and Motivational Training. Marshall will continue to seek increased sales opportunities through its network marketing system by utilizing extensive training and motivational programs. The Right Solution Gateway will also hold regional meetings throughout the United States. Marshall has hired Stuart Graves and other network marketing leaders in the industry to run the training of the company. The starting kits have training material along with product which will allow the new distributor to get started quicker. The Company continues to spend a significant amount of money and time on the internet website. Management feels that the support of the world wide web is a core competency to the success of its business, unlike ten years ago. In addition, Marshall will continue to conduct conferences, seminars, and one on one training.

     Marshall has acquired the licensing rights to Jeunesse by Francois from the Chelsea Collection. Jeunesse by Francois is a seventy five year old skin care formula from Romania which was originally derived from the G-H-3 formula of Dr. Anna Aslan. Mr. Francois Vautour brought the formula to America and updated the product based upon newer technologies in skin care. An infomercial was produced to introduce the new product which hasn't received the desired marketing response. The product is being offered to the distributors in the network marketing arena, and plans for the future are to wholesale the product through retail chains under the G-H-3 lines. We hope to expand the customer base and increase sales. Two thirds of The Chelsea Collection is owned by the officers of Marshall. In the agreement the Company has with Chelsea Collection, the Company will have the opportunity to acquire the same Francois Vautour skin care line from Chelsea Collection for virtually the same price and terms as Chelsea Collection is buying it from Francois Vautour.

     Marshall extended its agreement with PT. Mahakam Beta Farma in Indonesia. They are purchasing the Body Gard product and have it in their pharmacies throughout the country. PT. Mahakam Beta Farma is working on approval by the Indonesian government for the future distribution of SuperFood.

PRODUCTS

     The Right Solution Gateway markets and distributes different nutritional and/or health and skin care products. The nutritional/health products, which The Right Solution Gateway sells, are intended to provide nutritional supplementation to the users; the products are not intended to diagnose, treat, cure or prevent any disease.

              THE RIGHT SOLUTION GATEWAY TOP SELLING PRODUCTS ARE:

-     Body  Gard  with  Lactoferrin

-     Femme

-     Fulvic  Factor

-     Lifetonic

-     LifeZymePlus

-     Master  Formula  Powder

-     Natural  Immunity

-     New  Life  Corrective  A,  B  and  C

-     Superfood  (Powder  and  Capsules)

-     Vibrant  9  Skin  Care/Jeunesse  by  Francois  Products

     Marshall Distributing carries over 6,000 natural products and supplements comprising over 150 manufactures. Our unique product mix consists of a wide variety of natural products ranging from popular herbs and health supplements to body care and fitness. Marshall Distributing offers complete lines of teas, herbs, vitamins, health foods, minerals, homeopathic remedies, natural cosmetics, skin care, pet care, cold & wellness products, weight management products, and much more.

     Marshall Distributing only carries top branded natural products and because of its long standing in the market as a natural product distributor can offer many popular lines that are now unattainable from other sources. Just a few of those manufacturers are names such as Nature's Way, Twin Labs, Dr. Christopher's, Celestial Seasoning, Natrol, Nature's Answer, Spectrum, Xlear, American Health, Hyland's, and many more.

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

     Marshall Distributing Sells it's products through health food stores, pharmacies, and medical offices around the country not to mention doing complete order fulfillment for many up and coming on-line stores. Marshall Distributing carries over 6,000 natural products and supplements comprising over 150 manufactures. Our unique product mix consists of a wide variety of natural products ranging from popular herbs and health supplements to body care and fitness. Marshall Distributing offers complete lines of teas, herbs, vitamins, health foods, minerals, homeopathic remedies, natural cosmetics, skin care, pet care, cold & wellness products, weight management products, and much more.

     Product Distribution. Marshall's products are distributed to all markets from Marshall's warehouse located in Las Vegas, Nevada or the Distributions Center in Salt Lake City, Utah.

COMPETITION

     The Right Solution Gateway is subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market nutritional, health and dietary supplements, as well as those, which market other types of products. Some of The Right Solution Gateway's competitors are substantially larger and have available considerably greater financial resources than Marshall. The Right Solution Gateway's ability to remain competitive depends, in significant part, on The Right Solution Gateway's success in enrolling and retaining distributors through an attractive compensation plan and other incentives. The Right Solution Gateway believes that its bonus availability program, recognition and rewards program, and other compensation and incentive programs provide its distributors with significant earning potential. However, there can be no assurance that The Right Solution Gateway's programs for recruitment and retention of distributors will be successful.

     The multilevel marketing plan "Every One Wins" is designed to expedite the possibility of earning monthly incomes while the distributor builds a business, where most companies take months for their distributors to realize comparable incomes. The average person in this industry can start as a distributor for The Right Solution Gateway and realize incomes rather quickly.

     The market for nutritional, health, and dietary supplements is characterized by extensive competition, frequent new product introductions, short product life cycles, rapid price declines, and eroding profit margins, and changing customer preferences. This market segment includes numerous manufacturers, distributors, marketers, retailers, and physicians that actively compete for the business of consumers, both in the United States and Canada. The market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market. The Right Solution Gateway expects to continue to face substantial competition in its efforts to successfully capture a significant share of the market. There are a number of companies that currently offer competing products, and it can be expected that other companies will introduce additional competing products in the future. In addition, there are a variety of channels of distribution for nutritional supplements other than through network marketing and distribution systems, including direct response marketing, specialty retail health and nutrition stores, drug stores, and supermarkets. Many of The Right Solution Gateway's existing and potential competitors have greater financial, marketing, distribution, and research capabilities than Marshall. The performance of Marshall will depend on its ability to develop and market new products that can gain customer acceptance and loyalty, as well as its ability to adapt its product offerings to meet changing pricing considerations and other market factors. The Right Solution Gateway attempts to differentiate itself from competitors by adhering to its "mission statement" which reads as follows:

     "The Right Solution will distribute the finest life-enhancing products in the world. Through effective leadership, management and entrepreneurial marketing, together will provide an opportunity to all Team Members, customers, employees and Stockholders to earn a fair profit on their investment of time and or money."

PRODUCT MANUFACTURING AND DEVELOPMENT

     Marshall anticipates continuing to expand its product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, Marshall's executives, staffs, consultants, and outside parties. In advance of introducing products into its markets, Marshall consults its Medical Advisory Board, comprised of Dr. Steven Kozmary, M.D., Betty Kamen, Ph.D., and Dr. Michael Hartman for advice. In addition, local counsel and other representatives are retained by Marshall to investigate product formulation matters as they relate to regulatory compliance and other issues.

     The Company brought on a full time Compliance Officer in 2004 to assure that all of its correspondence, marketing material, and the website meet all regulations and compliance requirements.

     All of Marshall's products are provided by outside companies. Marshall has agreements in place with all of its current manufactures that assure availability for it anticipated growth. Marshall's ownership of product formulations and trademarks for substantially all of Marshall's nutritional products gives Marshall a great deal of protection from competition.

     Marshall's ability to enter new markets and sustain satisfactory levels of sales in each market has been in the past and is likely to continue to be dependent in significant part upon its own ability and the ability of its manufacturers to develop new products and reformulate existing products for introduction into Marshall's markets. Since 1998, Marshall has significantly expanded its in-house product research and development and product formulation staff, which now consists of an employee of Marshall, its Medical Advisory Board, outside advisor, and manufacturers, who are increasingly involved in such activities.

     Marshall owns the proprietary rights to substantially all of its health and nutritional supplements, formulations and trademarks for The Right Solution subsidiary. Marshall has formed several alliances with its manufacturers to assure, among other things, that the products are organically grown and that inventory levels will remain constant.

INSURANCE

     Although Marshall does not engage in the manufacture of any of the products it markets and sells, Marshall could be exposed to product liability claims. Marshall has not had any such claims to date. Although Marshall maintains a limited amount of liability insurance, each of Marshall's manufacturers provides additional insurance of at least two million dollars covering products, which Marshall sells. There can, however, be no assurance that Marshall will not be subject to claims in the future or that available insurance coverage will be adequate. A partially or completely uninsured claim against Marshall, if successful and of sufficient magnitude, would have a material adverse effect on Marshall.

TRADEMARKS

     Marshall has received federal trademark registration for THE RIGHT SOLUTION(R). Marshall intends to continue to seek trademark protection for a number of the products and brand names under which Marshall's products are marketed, where applicable. There can be no assurance that such protection will be obtained. Marshall will be required to rely upon common law concepts of confidentiality and trade secret laws to protect its product formulations. There can be no assurance that the foregoing will protect the formulations or provide adequate remedies for Marshall in the event of unauthorized use or disclosure of such formulations, or that others will not be able to independently develop such formulations. Marshall's product formulations are not protected by patents and are generally not patentable. Marshall intends to obtain international trademarks as Marshall enters foreign markets. Trademark registrations are either issued or pending in the United States Patent and Trademark Office and in comparable agencies in many other countries. Marshall considers its trademarks and trade names to be an important factor in its business.

GOVERNMENT REGULATION

     Marshall is subject to and affected by extensive laws, governmental regulations, administrative determinations, court decisions, and similar constraints (as applicable, at the federal, state and local levels) including, among other things, regulations pertaining to (I) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of Marshall's products, (ii) product claims and advertising (including direct claims and advertising by Marshall as well as claims and advertising by distributors, for which Marshall may be held responsible), (iii) Marshall's network marketing system, (iv) transfer pricing and similar regulations that affect the personal import laws, and (v) taxation of distributors, which in some instances may impose an obligation on Marshall to collect the taxes and maintain appropriate records.

PRODUCTS

     The formulation, manufacturing, packaging, storing, labeling, advertising, distribution, and sale of Marshall's products are subject to regulation by one or more governmental agencies, including the Food and Drug Administration
("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture ("USDA"), the Environmental Protection Agency ("EPA") and the United States Postal Service. Marshall's activities are also regulated by various agencies of the states and localities. The FDA, in particular, regulates the formulation, manufacture, and labeling of foods and dietary supplements, such as those distributed by Marshall. FDA regulations require manufacturers and distributors of certain products to meet relevant good manufacturing practice ("GMP") regulations for the preparation, packing and storage of these products. GMP's for dietary supplements have yet to be promulgated, but are expected to be proposed. Marshall does not anticipate that the promulgation of any GMP's for dietary supplements would have a material impact on Marshall.

     The 1994 Dietary Supplement Health and Education Act ("DSHEA") revised the provisions of the Federal Food, Drug and Cosmetic Act ("FFDCA") concerning the composition and labeling of dietary supplements and, Marshall believes, is generally favorable to the dietary supplement industry. The legislation creates a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids, and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient (i.e., one not on the market before October 15, 1994) will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers of dietary supplements that make certain types of statements on dietary supplements, including certain product performance claims, must have substantiation that such statements are truthful and not misleading.

     The majority of the products marketed by Marshall are classified as dietary supplements under the FFDCA. In addition, the adoption of new regulations in any of Marshall's markets, or changes in the interpretation of existing regulations, could have a material adverse effect on Marshall. In September 1997, the FDA issued regulations governing the labeling and marketing of dietary supplement products. The regulations cover the following: (1) the identification of dietary supplements and their nutrition and ingredient labeling; (2) the terminology to be used for nutrient content claims, health content claims, and statements of nutritional support; (3) labeling requirements for dietary supplements for which "high potency" and "antioxidant" claims are made; (4) notification procedures for statements on dietary supplements; and (5) pre-market notification requirements for new dietary ingredients in dietary supplements. The notification procedures became effective in November 1997, while the new labeling requirements became effective in March 1999. Marshall was required to revise a substantial number of its product labels by the effective date. In addition, Marshall is required to continue its ongoing program of securing substantiation of its product performance claims and of notifying the FDA of certain types of performance claims made for its products.

     In addition, in certain markets, including the United States, claims made with respect to dietary supplements or other products of Marshall may change the regulatory status of the products. In the U.S., for example, it is possible that the FDA could take the position that claims made for certain of Marshall's products place those products within the scope of an FDA "over-the-counter" ("OTC") drug monograph. OTC monographs prescribe permissible ingredients and appropriate labeling language, and require the marketer or supplier of the products to register and file annual drug listing information with the FDA. In the event that the FDA asserted that product claims for some of Marshall's products caused them to fall within the scope of OTC monographs, Marshall would be required either to comply with the applicable monographs or change the claims made in connection with the products. There can be no assurance that Marshall could do so effectively, or that any such changes would not adversely affect sales and marketing of an affected product. Marshall's substantiation program involves compiling and reviewing the scientific literature pertinent to the ingredients contained in Marshall's products.

     As a marketer of food and dietary supplements and other products that are ingested by consumers, Marshall is subject to the risk that one or more of the ingredients in its products may become the subject of adverse regulatory action. For example, on April 10, 1996, the FDA issued a statement warning consumers not to purchase or ingest dietary supplements containing ephedrine (found in the ingredient Ma Huang) that are claimed to produce such effects as euphoria, heightened awareness, increased sexual sensations, or increased energy, because these products pose significant adverse health risks, including dizziness, headache, gastrointestinal distress, irregular heartbeat, heart palpitations, heart attack, strokes, seizures, psychosis, and death. Marshall does not market either of its products containing Ma Huang (Trim Easy Trim Easy Plus) with any of these claims. On June 4, 1997, the FDA issued a proposed regulation for dietary supplements containing ephedrine alkaloids. The proposed regulation would prohibit dietary supplements containing eight milligrams or more of ephedrine alkaloids per serving, and would not permit such products to contain any other stimulant, diuretic, or laxative ingredients. In addition, labeling of supplements would be prohibited from suggesting or recommending conditions of use that would result in an intake of eight milligrams or more of ephedrine alkaloids within a six-hour period, or a total daily intake of 24 milligrams or more. The FDA proposal would also require a warning not to take the product for more than seven days, and would prohibit the supplements from being represented, either expressly or implicitly, as being suitable for long-term uses, such as for weight loss or body building. Similarly, claims for increased energy, increased mental concentration, or enhanced well- being that encourage the consumer to take more of the product to achieve more of the purported effect would be required to be accompanied by a warning stating that taking more than the recommended serving may cause a heart attack, stroke, seizure, or death.

     Marshall has discontinued its products containing Ma Huang with the restrictions on this ingredient. While Marshall believes that its products containing Ma Huang could be reformulated and re-labeled, there can be no assurance in that regard or that reformulation and/or re-labeling would not have an adverse effect on sales of such product.

     Marshall has also discontinued its product containing Natural Progesterone with the restrictions on this ingredient. While Marshall believes that its product containing Natural Progesterone could be reformulated and re-labeled, there can be no assurance in that regard or that reformulation and/or re-labeling would not have an adverse effect on sales of such product.

     Some of the products marketed by Marshall are considered conventional foods and are currently labeled as such. Both this category of products and dietary supplements are subject to the Nutrition Labeling and Education Act ("NLEA"), and regulations promulgated there under, which regulates health claims, ingredient labeling, and nutrient content claims characterizing the level of a nutrient in the product.

     The FTC, which exercises jurisdiction over the advertising of all Marshall's products, has in the past several years; instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials, such as those, which are utilized by Marshall. While Marshall has not been the target of FTC enforcement action for the advertising of its products, there can be no assurance that the FTC will not question Marshall's advertising or other operations in the future. In November of 1998, the FTC issued a guide for the dietary supplement industry, describing how the FTC applies the law, which it administers to dietary supplements advertisements. It is unclear whether the FTC will subject such advertisements, including those of Marshall, to increased surveillance to ensure compliance with the principles set forth in the guide

     The Right Solution Gateway's principal suppliers are American Nutritional Corporation, Best Formulations, Botanical Blessings, Nutranomics, Paragon Labs and Robinson Pharma. Lead times for product delivery range from 4 to 10 weeks.

     Marshall Distributing owns the distribution rights to distribute approximately 150 different manufacturers lines of products including over 6,000 different products. The manufacturers include Twin Labs, Natures Way, Dr. Christophers, Xlear, Natrol, Schiff, American Health, Derma-e, Hyland's, Hain Celestial Group, Spectrum, Natures answer and many more.

     Marshall has the exclusive licensing agreement with The Chelsea Collection for Jeunesse by Francois Products as well as G-H-3.

     Through its manuals, seminars, and other training materials and programs, Marshall attempts to educate its distributors as to the scope of permissible and impermissible activities in each market. Marshall also investigates allegations of distributor misconduct. However, Marshall's distributors are independent contractors, and Marshall is not able to directly monitor all distributor activities. As a consequence, there can be no assurance that Marshall's distributors will comply with applicable regulations. Misconduct by distributors could have a material adverse effect on Marshall in a particular market or in general.

     In markets outside the United States, including Japan, prior to commencing operations or marketing its products, Marshall may be required to obtain approvals, licenses, or certifications from a country's ministry of health or comparable agency. Approvals or licensing may be conditioned on reformulation of Marshall's products for the market or may be unavailable with respect to certain products or product ingredients. Marshall must also comply with local product labeling and packaging regulations that vary from country to country.

     Marshall is unable to predict the nature of any future laws, regulations, interpretations, or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and additional scientific substantiation regarding product ingredients, safety or usefulness. Any or all such requirements could have a material adverse effect on Marshall's results of operations and financial condition.

NETWORK MARKETING SYSTEM

     Marshall's network marketing system is subject to a number of federal and state regulations administered by the FTC and various state agencies. Regulations applicable to network marketing organizations are generally directed at ensuring that product sales are ultimately made to consumers and that advancement within such organizations be based on sales of the organizations' products rather than investments in the organizations or other non-retail sales related criteria. For instance, in certain markets there are limits on the extent to which distributors may earn commissions on sales generated by distributors that were not directly sponsored by the distributor. Where required by law, Marshall obtains regulatory approval of its network marketing system or, where such approval is not required the favorable opinion of local counsel as to regulatory compliance. However, Marshall remains subject to the risk that, in one or more of its markets, its marketing system could be found not to be in compliance with applicable regulations. Failure by Marshall to comply with these regulations could have a material adverse effect on Marshall in a particular market or in general.

     Marshall is also subject to the risk of private party challenges to the legality of its network marketing system. For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the "multi-level marketing" program of Omnitrition International, Inc. ("Omnitrition") was challenged in a class action by certain Omnitrition distributors who alleged that Omnitrition was operating an illegal "pyramid scheme" in violation of federal and state laws. Marshall believes that its network marketing system satisfies the standards set forth in the Omnitrition case and other applicable statutes and case law defining a legal marketing system, in part based upon significant differences between Marshall's marketing system and that described in the Omnitrition case. Further, it is an ongoing part of Marshall's business to monitor and respond to regulatory and legal developments, including those that may affect its network marketing system. However, the regulatory requirements concerning network-marketing systems do not include "bright line" rules and are inherently fact-based. An adverse judicial determination with respect to Marshall's network marketing system could have a material adverse effect on Marshall. Among other things, such a determination could require Marshall to make modifications to its network marketing system, result in negative publicity or have a negative impact on distributor morale. In addition, adverse rulings by courts in any proceedings challenging the legality of multi-level marketing systems, even in those not involving Marshall, could have a material adverse effect on Marshall.

     The Right Solution Gateway has had correspondence with the State of South Dakota which indicates that the multilevel marketing program does not violate any portion the South Dakota Business Opportunity Act. The company is free to offer and sell its business opportunity in South Dakota and is not required to register with the state.

COMPLIANCE PROCEDURES

     As indicated above, Marshall, its products and its network marketing system are subject, both directly and indirectly through distributors' conduct, to numerous federal, state, and local laws and regulations in all its markets. In order to assist Marshall in achieving and maintaining compliance with these numerous laws and regulations, Marshall has hired a local Las Vegas firm to handle all compliance issues. This firm has expertise in rules and regulations governing our industry.

     In 1996, Marshall began to institute formal regulatory compliance measures by developing a system to identify specific complaints against distributors and to remedy any violations by distributors through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. In its manuals, seminars and other training programs and materials, Marshall emphasizes that distributors are prohibited from making therapeutic claims for Marshall's products.

     Marshall's general policy regarding acceptance of distributor applications from individuals who do not reside in one of Marshall's markets is to refuse to accept such individual's distributor application.

     In order to comply with regulations that apply to both Marshall and its distributors, Marshall conducts considerable research into the applicable regulatory framework prior to entering any new market to identify all necessary licenses and approvals and applicable limitations on Marshall's operations in that market. Marshall devotes substantial resources to obtaining such licenses and approvals and bringing its operations into compliance with such limitations. Marshall also researches laws applicable to distributor operations and revises or alters its distributor manuals and other training materials and programs to provide distributors with guidelines for operating a business, marketing, and distributing Marshall's products and similar matters, as required by applicable regulations in each market. Marshall, however, is unable to monitor its supervisors and distributors effectively to ensure that they refrain from distributing Marshall's products in countries where Marshall has not commenced operations, and Marshall does not devote significant resources to such monitoring. In the event that Marshall discovers distributor misconduct, it imposes disciplinary measures against the distributor ranging from probation to expulsion.

     In addition, regulations in existing and new markets are often ambiguous and subject to considerable interpretive and enforcement discretion by the responsible regulators. Moreover, even when Marshall believes that it and its distributors are initially in compliance with all applicable regulations, new regulations are regularly being added and the interpretation of existing regulations is subject to change. Further, the content and impact of regulations to which Marshall is subject may be influenced by public attention directed at Marshall, its products or its network marketing system, so that extensive adverse publicity about Marshall, its products or its network marketing system may result in increased regulatory scrutiny.

     It is an ongoing part of Marshall's business to anticipate and respond to such new and changing regulations and make corresponding changes in Marshall's operations to the extent practicable. However, while Marshall devotes considerable resources to maintaining its compliance with regulatory constraints in each of its markets, there can be no assurance that Marshall would be found to be in full compliance with applicable regulations in all of its markets at any given time or that the regulatory authorities in one or more markets will not assert, either retroactively or prospectively or both, that Marshall's operations are not in full compliance. Such assertions or the effect of adverse regulations in one market could negatively affect Marshall in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets. Such assertions could have a material adverse effect on Marshall in a particular market or in general. Furthermore, depending upon the severity of regulatory changes in a particular market and the changes in Marshall's operations that would be necessitated to maintain compliance, such changes could result in Marshall experiencing a material reduction in sales in such market or determining to exit such market altogether. In such event, Marshall would attempt to devote the resources previously devoted to such market to a new market or markets or other existing markets, but there can be no assurance that such transition would not have an adverse effect on Marshall's business and results of operations either in the short or long term.

YEAR 2006 COSTS AND CHANGES IN FINANCIAL CONDITIONS

     Sales for the year ended December 31, 2006 Increased 2,987,000 to 3,757,000 from sales of $770,000 for the year ended December 31, 2005, an increase of 388%. The increase in sales was primarily due to the acquisition of Marshall Distributing wholesale natural products distributor and the activation of Marshall Corporate Administration, Inc, formerly Gateway Corporate Administration, Inc

     Gross profit of $2,712,000 for the year ended December 31, 2006, was $2,113,000, or 352% higher than the gross profit of $599,000 for the year ended December 31, 2005. As a percentage of sales, gross profit for 2006 as compared to the same period in the prior year decreased approximately 6% from 78% to 72%. The decrease in gross profit as a percentage of sales primarily resulted from a lower margin sales from Marshall Distributing.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses, as a percentage of sales, were 66% for 2006 as compared to 172% for the same period in 2005. Selling, general, and administrative expenses for the period ended December 31, 2006, increased $1,145,000 , 187%, to $2,468,000 from $1,324,000 in the year ending
December 31, 2005. The increase in these expenses resulted primarily from increase in the amount of outside consulting paid with stock to certain consultants hired to assist Marshall with acquiring additional operations, real estate, product research and marketing plans.

LOSSES

     Marshall had a net loss of $3,735,000 for the year ended December 31, 2006, compared to a net loss of $904,000 in 2005. Marshall had a loss from operations of $3,150,000 in 2006 compared to a loss from operations of $2,316,000 in 2005. Marshall's substantial increase in losses from operations and net losses were attributable to a significant increase in payments to consultants both in cash and in stock for services as reported in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Marshall's working capital needs and capital expenditure requirements have increased as a result of increased cost associated with hiring outside consultants. Required working capital and capital expenditure requirements are expected to be met from cash flows from operations, potential future acquisitions, borrowings, and the sale of Marshall's equity securities. For fiscal year 2006, Marshall's working capital increased $99,000, or 224% deficit decrease to a positive $388,000 at December 31, 2006 from a positive $289,000 at December 31, 2005. This increase was primarily attributable to the acquisition of Marshall Distributing that had a substantial amount in inventory. For our purposes, we define working capital as Accounts Receivable plus Inventory less Accounts Payable.

     For fiscal year 2006, Marshall's operations used cash flow of $1,675,000 compared to net cash provided of $124,000 for the previous fiscal year, an increase in cash used of $1,799,000.

     Marshall had a cash flow used by investing activities of $6,513,000 in 2006, as compared to a positive cash flow of $2,414,000 in 2005.

     Marshalls stockholders equity (deficiency) decreased $776,000 to a positive stockholders equity of $387,000 in 2006 from $1,163,000 in 2005.

     Cash, cash equivalents and marketable securities totaled $61,000 at December 31, 2006 compared to $93,000 at December 31, 2005, a decrease of $32,000.

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

     Marshall relied heavily on the issuance of its common stock to pay consultants and other professionals pursuant to Form S-8 registration statements during 2005 and 2006. The result of such issuances was reverse stock splits, one in the first quarter of 2005 for 500 to 1 and one in the fourth quarter of 2006 for 1000 to 1. In 2003 an Employee Stock Incentive Plan (ESIP) was set up and through stock issues to the public, Marshall raised $237,000 in 2005 and $0 in 2006 in cash to provide the vehicle to finance activities. Based upon Marshall's current financial situation and intention of procuring and marketing new products, it is likely that Marshall may rely on the issuance of its shares to pay consultants and other professionals during 2007.

CRITICAL ACCOUNTING POLICIES

     The preparation of Marshall's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. Marshall bases estimates and judgments on historical experience and on various other assumptions management believes to be reasonable under the circumstances. Future events, however, may differ markedly from current expectations and assumptions. While there are a number of significant accounting policies affecting Marshall's consolidated financial statements, management believes the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments.

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

ITEM 7.     FINANCIAL STATEMENTS.

     The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-19.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     As reported in the Current Report on Form 8-K filed on March 28, 2007, on February 27, 2007, the Company terminated Lawrence Scharfman, CPAPC as the principal accountant engaged to audit the Company's financial statements.
Scharfman  was  terminated,  effective  as  of  February  27,  2007.

     Lawrence Scharfman, CPAPC reports on the Company financial statements for the year ended December 31, 2005 and did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Lawrence Scharfman's report for the year ended December 31, 2005 raised substantial doubt about the Company's ability to continue as a going concern. Lawrence Scharfman CPAPC was not engaged as the Company's independent auditor for the fiscal years ended December 31, 2004 or 2003. Madsen & Associates, CPA's Inc. served as the Company independent auditors for the fiscal year ended December 31, 2004 and 2003.

     The decision to change accountants was recommended and approved by the Company's Board of Directors.

     During the recent fiscal year and any subsequent interim period through February 27,2007, there have not been any disagreements between us and Lawrence Scharfman CPAPC on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Lawrence Scharfman CPAPC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods.

     During the Company's most recent fiscal year and any subsequent interim period prior to the engagement of Madsen & Associates, neither Management nor anyone on the Company's behalf consulted with Madsen regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on Madsen's financial statements or
(ii) any matter that was either the subject of a "disagreement" or a "reportable event," as those terms are defined in Regulation S-K, Items 304(a)(1)(iv) and 304(a)(1)(v).

     We provided Lawrence Scharfman CPAPC with a copy of the disclosures contained in the Company's Current Report on Form 8-K, filed with the Commission on March 28, 2007. Lawrence Scharfman CPAPC responses were filed as an exhibit to the Company's Form 8-K, filed with the Commission on March 28, 2007.

ITEM 8A.     CONTROLS AND PROCEDURES.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Marshall in the reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Marshall in the reports that are filed under the Exchange Act are accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Annual report, Marshall conducted an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer, of the disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, the chief executive officer and chief financial officer concluded that Marshall's disclosure controls and procedures are effective to ensure that information required to be disclosed by Marshall in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. There was no change in Marshall internal controls, which are included within disclosure controls and procedures, during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, Marshall internal controls. The Chief Financial Officer has changed from Richard A. Bailey to Jamie Plante. Mr. Plante accepted the position/title in addition to his responsibilities with Marshall Distributing, Inc.

ITEM 8B.     OTHER INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Company's directors and executive officer are:

      NAME         AGE                     POSITION                      POSITION HELD SINCE
-----------------  ---  -----------------------------------------------  -------------------
Richard A. Bailey  50       President, Chief Executive Officer and              1993
                              Chairman of the Board of Directors
Florian R. Ternes  57   Director, Chief Operating Officer and Secretary         1995

W. Jamie Plante    38               Chief Financial Officer                     2006

     Marshall executive officers are elected annually by the board of directors. There are no family relationships among the directors and executive officers.

     Richard A. Bailey has served as the Chairman, Chief Executive Officer, and President since inception in May 1993. In 1981, Mr. Bailey purchased a small, local mobile wash company in North Las Vegas, Nevada. He expanded operations to include aviation services, growing the company from two employees in 1981 to in excess of three hundred by 1988. He served as president of the business as it grew to $7,000,000 a year in revenue, operating in twenty-seven cities throughout the United States. In 1990, Mr. Bailey became involved in the network marketing/direct selling business. In 1997, Mr. Bailey elected to sell the aviation company to International Total Services in order to devote one hundred percent of his time to Marshall. Mr. Bailey will serve as director until the next annual shareholders meeting.

     Florian R. Ternes has served as Chief Operating Officer and Secretary since 1998. He became a director in 1999. He began his career in the airline industry and became City Vice President of Continental Airlines, Denver, Colorado hub in 1989, where he managed approximately 7,500 employees with a budget of $250 million. His airline career involved running several large hubs for various airlines which included the Northwest International Marshall in Los Angeles, the Detroit Hub for Republic Airlines, the Denver Hub for Continental Airlines. In 1995, he left the airline industry to join Richard A. Bailey in other business opportunities. As one of those ventures, he became president of a nutritional company generating revenues in excess of $13,000,000 a year. After assisting in completing its successful public offering, he resigned in January 1998 to join Marshall on a full-time basis.

     W. Jamie Plante CPA has served as Chief Financial Officer since mid 2006. He began his career in public accounting graduated from the University of Pacific in 1993 Summa Cum Laude with a Bachelor degree in Finance. He was hired out of school by Arthur Andersen LLP and worked there for the next four years. Jamie then accepted a position with a client as controller for 9 companies. He went on to be an independent CPA and performed contract services for that same client with an addition of several other clients including contract CFO services. Jamie accepted the CFO position at Marshall Distributing LLC in July of 2004 and has been instrumental in planning and converting the facility for optimization and strategic positioning. When Marshall Holdings International acquired Marshall Distributing LLC Jamie was named CFO where he has concentrated his efforts on financial management and public reporting, internal controls, budgeting and projections, inventory and asset management as well as technology integration and management. Jamie's attention to detail and corporate controls along with a unique vision for future expansion and development have proven an invaluable combination for Marshall Holdings International.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the Exchange Act, the directors and certain of the officers, and persons holding more than 10 percent of Marshall common stock are required to file forms reporting their beneficial ownership of Marshall common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish management with copies of all forms so filed.

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, the forms were filed timely for the year ending December 31, 2006.

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

- Full, fair, accurate, timely, and understandable disclosure in reports and documents that Marshall files with, or submits to, the SEC and in other public communications made by Marshall;

-    Compliance  with  applicable  governmental  laws,  rules  and  regulations;

- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-    Accountability  for  adherence  to  the  code.

     A copy of Marshall's code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions was filed as an exhibit to the Company's Annual report for the year ended December 31, 2003, filed with the Commission on April 14, 2004. Management posted a copy of the code of ethics on the Company's website at http://www.rightsolution.com.

     The Company will provide to any person without charge, upon request, a copy of the code of ethics. Any such request should be directed to the Company corporate secretary at 2555 E Washburn Rd, North Las Vegas, Nevada 89081.

ITEM 10.     EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION                 LONG TERM COMPENSATION

                                                                    AWARDS              PAYOUTS

                                                           RESTRICTED    SECURITIES
                                            OTHER ANNUAL     STOCK       UNDERLYING      LTIP       ALL OTHER
NAME AND PRINCIPAL         SALARY   BONUS   COMPENSATION    AWARD(S)    OPTIONS/SARS    PAYOUTS   COMPENSATION
    POSITION        YEAR    ($)      ($)         ($)           ($)           (#)          ($)          ($)
Richard A. Bailey   2002   84,000    -0-         -0-         20,000          -0-          -0-          -0-
                    2003  101,500    -0-         -0-          3,163          -0-          -0-          -0-
                    2004  216,000    -0-         -0-         16,571          -0-          -0-          -0-
                    2005  240,000    -0-         -0-          5,000          -0-          -0-          -0-
                    2006  240,000    -0-         -0-           -0-           -0-          -0-          -0-

Florian R. Ternes   2002   73,500    -0-         -0-         20,000          -0-          -0-          -0-
                    2003   89,500    -0-         -0-          3,163          -0-          -0-          -0-
                    2004  186,000    -0-         -0-         20,817          -0-          -0-          -0-
                    2005  204,000    -0-         -0-          5,100          -0-          -0-          -0-
                    2006  204,000    -0-         -0-           -0-           -0-          -0-          -0-

   Jamie Plante     2006  100,000    -0-         -0-          5,000          -0-          -0-          -0-

     The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to Marshall Holdings International, Inc. and subsidiaries:

     Marshall pays to the officers and directors their traveling expenses, hotel, food, car allowance and $300 for each board meeting. Stock options and dividends will be a consideration in the future, based on profitability of Marshall.

EMPLOYMENT AGREEMENTS

     Marshall entered into an employment agreement (the "Bailey Employment Agreement") with Richard A. Bailey, the president and chief executive officer, dated May 1, 1999. The Bailey Employment Agreement provides termination of the employment at the will of either Marshall or Mr. Bailey. The Bailey Employment Agreement provides for a base salary of $100,000 annually commencing May 1, 1999, which shall be reviewed periodically. Such review did in 2003 result in an increase and the car allowance included in the May 1, 1999 agreement was implemented during 2003 for Mr. Bailey. In the event Marshall is unable to pay the annual salary, Marshall will issue to Mr. Bailey one share of the Company's Common Stock for each dollar owed at the end of the fiscal year. In the event that Mr. Bailey's employment is terminated as a result of (a) his retirement under the retirement program, (b) his disability resulting in absence from his duties to Marshall on a full-time basis for over one year, c) his death, (d) a material reduction in his responsibilities or title, or (e) a reduction of his cash compensation by more than 10 percent below the highest annual salary from time to time in effect, Marshall is obligated to pay to Mr. Bailey, as severance and/or liquidated damages, an amount equal to one and one-half times his highest annual earnings during his employment with Marshall each year for a period of five years. Effective April 10, 2004, Mr. Bailey agreed to a salary of $240,000 annually with the remainder of the agreement remaining in force.

     Marshall entered into an employment agreement (the "Ternes Employment Agreement") with Florian R. Ternes, the Secretary and Chief Operating Officer, dated May 1, 1999. The Ternes Employment Agreement provides termination of the employment at the will of either Marshall or Mr. Ternes. The Ternes Employment Agreement provides for a base salary of $85,000 annually commencing May 1, 1999, which shall be reviewed periodically. Such review did in 2003 result in an increase, and the car allowance included in the May 1, 1999 agreement was implemented during 2003 for Mr. Ternes. In the event Marshall is unable to pay the annual salary, Marshall will issue to Mr. Ternes one share of the Company's Common Stock for each dollar owed at the end of the fiscal year. In the event that Mr. Ternes' employment is terminated as a result of (a) his retirement under the retirement program, (b) his disability resulting in absence from his duties to Marshall on a full-time basis for over one year, (c) his death, (d) a material reduction in his responsibilities or title, or (e) a reduction of his cash compensation by more than 10 percent below the highest annual salary from time to time in effect, Marshall is obligated to pay to Mr. Ternes, as severance and/or liquidated damages, an amount equal to one and one-half times his highest annual earnings during his employment with Marshall each year for a period of five years. Effective April 10, 2004, Mr. Ternes agreed to a salary of $204,000 annually with the remainder of the agreement remaining in force.

     Marshall entered into an employment agreement (the "Plante Employment Agreement") with Jamie Plante CPA, the Chief Financial Officer, dated July 1, 2006. The Plante Employment Agreement provides termination of the employment at the will of either Marshall or Mr. Plante. The Plante Employment Agreement provides for a base salary of $100,000 annually commencing July 1, 2006, which shall be reviewed periodically. In the event that Mr. Plante's employment is terminated as a result of (a) his retirement under the retirement program, (b) his disability resulting in absence from his duties to Marshall on a full-time basis for over one year, (c) his death, (d) a material reduction in his responsibilities or title, or (e) a reduction of his cash compensation by more than 10 percent below the highest annual salary from time to time in effect, Marshall is obligated to pay to Mr. Plante, as severance and/or liquidated damages, an amount equal to one and one-half times his highest annual earnings during his employment with Marshall each year for a period of five years.

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

                                                                                                NUMBER OF SECURITIES REMAINING
                                 NUMBER OF SECURITIES TO BE                                     AVAILABLE FOR FUTURE ISSUANCE
                                  ISSUED UPON EXERCISE OF        WEIGHTED-AVERAGE EXERCISE        UNDER EQUITY COMPENSATION
                               OUTSTANDING OPTIONS, WARRANTS   PRICE OF OUTSTANDING OPTIONS,     PLANS (EXCLUDING SECURITIES
                                         AND RIGHTS                 WARRANTS AND RIGHTS            REFLECTED IN COLUMN (A))
     PLAN CATEGORY                          (A)                             (B)                              (C)
-----------------------------  ------------------------------  ------------------------------  --------------------------------
Equity compensation plans
approved by security holders           33,700,000,000                                                   2,047,450,000
Equity compensation plans not
approved by security holders                -0-                             N/A                              N/A
Total                                  33,700,000,000                        $                          2,047,450,000

     Marshall currently has 25,000,000,000 shares of common stock authorized for issuance. The number of shares authorized for issuance under the Equity Compensation Plans is larger than the number of the Company's authorized common shares, because the number of shares registered under the Equity Compensation Plans is not affected by a change in the Company's capital structure, such as a reverse split.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2006, information concerning ownership of Marshall securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of Marshall common stock;

- Each person who owns beneficially outstanding shares of Marshall preferred stock;

-     Each  director;

-     Each  named  executive  officer;  and

-     All  directors  and  officers  as  a  group.

                                                   COMMON SHARES           PREFERRED SHARES
                                            ------------------------  --------------------------
                                              BENEFICIALLY OWNED (2)    BENEFICIALLY OWNED (2)
                                            ------------------------  --------------------------
NAME OF BENEFICIAL OWNER (1)                   NUMBER       PERCENT       NUMBER       PERCENT
------------------------------------------  -------------  ---------  --------------  ----------

Richard A. Bailey . . . . . . . . . . . . .            24       0.00  15,486,000 (3)   46.97 (3)
Florian Ternes. . . . . . . . . . . . . . . 2,000,023,024     0.9443   9,486,000 (3)   63.03 (3)
                                            -------------  ---------  --------------  ----------
All directors and executive officers as a
group (two persons) . . . . . . . . . . . . 2,000,023,048     0.9443  32,972,000 (3)  100.00 (3)
                                            =============  =========  ==============  ==========

---------------
* Less than one percent.
(1) Unless otherwise indicated, the address for each of these stockholders is c/o Marshall Distributors, Ltd, 2555 East Washburn Road, North Las Vegas, Nevada 89081. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of common stock which he or she beneficially owns.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of the date of this report, 2,145,357,320 shares of the Company's common stock were issued and outstanding, 32,972,125 shares of the Company's Series A preferred stock were issued and outstanding and 185,000,000 shares of the Company's Series B preferred stock were issued and outstanding.
(3) Series A Preferred Stock.

     There are no arrangements, known to Marshall, including any pledge by any person of Marshall securities, the operation of which may at a subsequent date result in a change in control of Marshall Holdings International, Inc.

     There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     December 10, 2002, the Marshall Board of Directors authorized the issuance of 7,000,000 shares of restricted common stock to Neptune Communications, Inc. in conjunction with a non-dilution agreement with Neptune dated December 10, 2002. Florian Ternes, one of Marshall's officers and directors, is the sole shareholder, officer and director of Neptune. Following the reverse splits of Marshall common stock, the 7,000,000 shares of Marshall common stock have been reduced to 1 share of Marshall common stock.

ITEM 13.     EXHIBITS.

EXHIBIT
-------
  NO.                                               IDENTIFICATION OF EXHIBIT
-------  --------------------------------------------------------------------------------------------------------------------

3.1**    Articles of Incorporation.
3.2**    Amended and Restated Articles of Incorporation.
3.3**    Articles of Amendment to the Articles of Incorporation, filed effective on June 28, 2004.
3.4**    Certificate of Change, filed effective on September 3, 2004.
3.5**    Articles of Amendment to the Articles of Incorporation, filed effective on October 4, 2004.
3.6**    Certificate of Amendment to the Certificate of Designation for the Series A Preferred Stock, filed effective on
         November 9, 2004.
3.7**    Certificate of Designation for the Series B Preferred Stock, filed effective on January 18, 2005.
3.8**    Amended By-laws.
10.01*   Donald Hansen Settlement Agreement effective February 2004.
10.02*   Donald Hansen Stock Option Agreement.
10.03*   Steve Owens Stock Option Agreement, dated February 01, 2006.
10.04*   Steve Hayden Consulting Agreement, dated March 01, 2006.
10.05*   Maryland Attorney General Assurance of Voluntary Compliance, dated May 04, 2006.
10.06*   Allan Gold Consulting Agreement, dated March 16, 2006.
10.07*   Employment Agreement Peter Hammer, dated May 08, 2006.
10.08*   Marshall Distributing Binding Letter, dated June 19, 2006.
10.09*   Marshall Distributors Assignment and Bill of Sale, dated June 30, 2006.
10.10*   Marshall Distributors Contract for Sale of Business Assets, dated June 30, 2006.
10.11*   Marshall Distributor Liability Undertaking Agreement, dated June 30, 2006.
10.12*   Marshall Distributors Operations & Assets Note, dated June 30, 2006.
10.13*   Marshall Distributors Security Agreement, dated June 30, 2006.
10.14*   Kozmary Consulting Agreement, dated August 10, 2006.
10.15*   Guarnera Consulting Agreement, dated August 14, 2006.
10.16*   American Bath Binding Letter of Intent, dated July 01, 2006.
10.17*   American Bath Agreement, dated September 01, 2006.
10.18*   Botanicals Confidentiality and Restricted Use Agreement, dated November 16, 2006.
10.19*   Janssen Consulting Agreement, dated February 08, 2007.
10.20*   Janssen Secured Promissory Note, dated February 09, 2007.
10.21*   Wanda Boone Consignment Agreement between Marshall Distributing and Wanda Boone, dated March 15, 2007.
10.22*   Wanda Boone Consignment Agreement between The Right Solution Gateway and Wanda Boone, dated March 15,
         2007.
10.23*   Gary Heath Stock Option Agreement, dated February 03, 2006.
10.24*   American Bath Intellectual Property Agreement, dated October 01, 2006.
10.25*   American Bath Inventory and Equipment Loan Agreement, dated October 01, 2006.
14**     Code of Ethics.
21*      Subsidiaries of the Registrant.
23.1*    Consent of Independent Certified Public Accountants.
23.2*    Consent of Independent Certified Public Accountants.
31.1*    Certification of Richard A. Bailey, Chief Executive Officer of Marshall Holdings International, Inc., pursuant to 18
         U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2*    Certification of W. Jamie Plante, Chief Financial Officer of Marshall Holdings International, Inc., pursuant to 18
         U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1*    Certification of Richard A. Bailey, Chief Executive Officer of Marshall Holdings International, Inc., pursuant to 18
         U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2*    Certification of W. Jamie Plante, Chief Financial Officer of Marshall Holdings International, Inc., pursuant to 18
         U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

----------
**     Previously Filed
*     Filed Herewith

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     Marshall's Audit Committee has selected Madsen & Associates CPA's, Inc. ("Madsen") as its independent accountants for the current fiscal year. For the fiscal years ended December 31, 2005 Lawrence Scharfman CPAPC served as Marshall's independent accountant. Madsen & Associates CPA's, Inc. served as
Marshall's independent accountants for the years ended December 31, 2003 and 2004. The audit services provided by Madsen and Scharfman consist of examination of financial statements, services relative to filings with Securities and Exchange Commission, and consultation in regard to various accounting matters. The following table presents the total fees paid for professional audit and non-audit services rendered by the independent auditors for the audit of Marshall annual financial statements for the years ended December 31, 2006 and December 31, 2005 and fees billed for other services rendered by the independent auditors during those periods.

                             Fiscal Year Ended   Fiscal Year Ended
                             December 31, 2006   December 31, 2005
                             ------------------  ------------------
     Audit Fees (1)          $           55,000  $          121,220
     Audit-Related Fees (2)                 N/A                 N/A
     Tax Fees (3)                           N/A                 N/A
     All Other Fees (4)                     N/A                 N/A
     Total                   $           55,000  $          121,220

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

     Marshall's Board has determined that the services provided by the independent auditors and the fees paid to them for such services has not compromised the independence of the independent auditors.

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


                                        MARSHALL HOLDINGS INTERNATIONAL, INC.

Date: April 16, 2007.

                                        By /s/ Richard A. Bailey
                                           -------------------------------------
                                           Richard A. Bailey,
                                           Chief Executive Officer


                                        By /s/ W. Jamie Plante
                                           -------------------------------------
                                           W. Jamie Plante,
                                           Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                            Title                             Date
---------------------  -----------------------------------------------  --------------

/s/ Richard A. Bailey      President, Chief Executive Officer and       April 16, 2007
---------------------      Chairman of the Board of Directors

/s/ Florian R. Ternes  Director, Chief Operating Officer and Secretary  April 16, 2007
---------------------

/s/ W. Jamie Plante              Chief Financial Officer                April 16, 2007
---------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

             MARSHALL HOLDINGS INTERNATIONAL, INC. AND SUBSIDIARIES


                              FINANCIAL STATEMENTS


                                DECEMBER 31, 2006


             MARSHALL HOLDINGS INTERNATIONAL, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                                December 31, 2006

             MARSHALL HOLDINGS INTERNATIONAL, INC. AND SUBSIDIARIES

                                  - CONTENTS -

                                                           PAGE NUMBER
                                                           -----------
Report of Independent Registered Public Accounting Firm        F-1


Financial Statements:

  Balance Sheet                                                F-3

  Statement of Operations                                      F-5

  Statement of Changes in Stockholders' Equity (Deficiency)    F-6

  Statement of Cash Flows                                      F-7

  Notes to Financial Statements                                F-8

MADSEN & ASSOCIATES, CPA'S INC.                              684 EAST VINE ST #3
------------------------------
CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS           MURRAY, UT 84107
TELEPHONE 801-268-2632
FAX 801-262-3978

Board of Directors
Marshall Holdings International, Inc. & Audit Committee

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

We have audited the accompanying consolidated balance sheets of Marshall Holdings International, Inc.(formerly Gateway Distributors, Ltd.) And Subsidiaries as of December 31, 2006, and the Related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marshall Holdings International, Inc.(formerly Gateway Distributors, Ltd.) and Subsidiaries as of December 31, 2006 and the results of its consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


MADSEN & ASSOCIATES CPA'S, INC.
APRIL 6, 2007

LAWRENCE SCHARFMAN & CO., CPA PC
                                                     CERTIFIED PUBLIC ACCOUNTS
18 E SUNRISE HIGHWAY,#203                            9608 HONEY BELL CIRCLE
FREEPORT, NY 11520                                   BOYNTON BEACH FL,33437
TELEPHONE: (516) 771-5900                            TELEPHONE: (561) 733-0296
FACSIMILE: (516) 771-2598                            FACSIMILE: (561) 470-0613

Board of Directors & Audit Committee
Marshall Holdings International, Inc., and Subsidiaries
Las Vegas Nevada


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Marshall Holdings International, Inc. (formerly Gateway Distributors, Ltd.) And Subsidiaries as of December 31,2005 and the Related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marshall Holdings International, Inc. (formerly Gateway Distributors, Ltd.) and Subsidiaries as of December 31, 2005 and the results of its consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                               LAWRENCE SCHARFMAN &
                                               CO., CPA PC
                                               APRIL 12, 2006

             MARSHALL HOLDINGS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (CONDENSED FINANCIAL STATEMENTS)


                                                      December 31,   December 31,
                                                          2006           2005
                                                     --------------  -------------
                          ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $      61,083         93,305
  Accounts Receivable (net allowance of 11,075)            193,071         23,756
  Inventories                                              991,337        373,276
  Note Receivable                                        1,709,122         90,000
  Prepaids                                                  12,962
                                                     --------------
      Total Current Assets                               2,967,575        580,337
                                                     --------------  -------------

PROPERTY & EQUIPMENT
  Property and Equipment, at cost                        3,627,972        410,979
  (Less) accumulated depreciation and amortization        (477,296)      (327,818)
                                                     --------------  -------------
      Total Property & Equipment                         3,150,676         83,161
                                                     --------------  -------------

OTHER ASSETS
  Customer Lists                                           500,000              -
  Distributor Rights                                     1,779,500              -
  Websites and e-commerce Programs                       1,750,000              -
  Other Assets                                           2,286,016      2,952,495
                                                     --------------  -------------
      Total Other Assets                                 6,315,516      2,952,495
                                                     --------------  -------------

Total Assets                                            12,433,767      3,615,933
                                                     ==============  =============

                        See Notes to Financial Statements

The accompanying notes are an integral part of the audited financial statements.

              MARSHALL HOLDINGSINTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (CONDENSED FINANCIAL STATEMENTS)

                                                         December 31   December 31,
                                                            2006           2005
                                                        -------------  -------------
LIABILITIES

CURRENT LIABILITIES:

Accounts payable:
  Trade Regular                                         $    784,977        201,308

Accrued expenses:
  Payroll and employee benefits                              402,105        167,103
  Payroll taxes                                              233,435        142,925
  Interest                                                   442,944        420,944
  Other                                                      213,503         48,257
Current maturities of long-term debt                       7,953,917      1,378,615
                                                        -------------  -------------
Total current liabilities                                 10,030,881      2,852,730
                                                        -------------  -------------

LONG-TERM DEBT                                             2,016,001              -
                                                        -------------  -------------

Total Liabilities                                         12,046,882      2,852,730
                                                        -------------  -------------

STOCKHOLDERS' EQUITY

Series A Preferred stock - $.001 par value;
  Authorized - 100,000,000 shares;
  Issued and outstanding at December 31 2006
    and 2005 32,972,125 and 14,972,125, respectively          32,972         14,972

Series B Preferred stock - $.001 par value;
  Authorized at December 31, 2006 and 2005
  1,000,000,000 and 100,000,000 respectively;
  Issued and outstanding at December 31, 2006 and
  2005 185,000,000 and 15,000,000, respectively              185,000         15,000

Common stock, - $.001 par value
  Authorized - 25,000,000,000 shares
  Issued and outstanding at December 31,2006 and 2005
  2,117,957,320 and 2,967,010,636 respectively             2,117,957      2,967,010

Additional paid-in capital                                21,162,117     17,542,204
Accumulated (deficit)                                    (23,111,161)   (19,775,923)
                                                        -------------  -------------

Net Stockholders' Equity                                     386,885        763,263
                                                        -------------  -------------

Total Liabilities & Stockholders' Equity                $ 12,433,767      3,615,993
                                                        =============  =============

                        See Notes to Financial Statements

The accompanying notes are an integral part of the audited financial statements.

                         MARSHALL HOLDINGS INTERNATIONAL, INC.AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONDENSED FINANCIAL STATEMENTS)

                                                                          Year Ended      Year Ended
                                                                         December 31,    December 31,
                                                                             2006            2005
                                                                        --------------  --------------
SALES                                                                   $   3,757,181   $     769,759

COST OF SALES                                                               1,044,400          70,580
                                                                        --------------  --------------

GROSS PROFIT                                                                2,712,781         599,179
                                                                        --------------  --------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Depreciation Expense                                                         82,035          47,132
  Professional Services Not Classified Elsewhere                            3,083,881         783,556
  Product Development                                                         228,527         761,118
  All Other Selling, General and Administrative                             2,468,156       1,323,551
                                                                        --------------  --------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                          5,862,599       2,915,357
                                                                        --------------  --------------

INCOME (LOSS) FROM OPERATIONS                                              (3,149,818)     (2,316,178)
                                                                        --------------  --------------

OTHER INCOME (EXPENSE):
  Gain on Sale of Property                                                                  1,667,010
  Gain on Sale of Polar WearZ, Inc. (n.k.a. Chelsea Collection) Stock                          50,000
  (Loss) on Sale of Subsidiary - Los Cabos Beverage                                            (8,256)
  (Loss) change in reporting QDS of Arizona as an investment                                  (77,636)
  (Loss) on Sale of Valley Dr House                                                           (26,024)
  (Loss) on QDS Investment                                                   (200,000)              -
  Interest Expense                                                           (419,704)       (192,644)
  Other Income                                                                 34,285               -
                                                                        --------------  --------------
TOTAL OTHER INCOME (EXPENSE):                                                (585,419)      1,412,450
                                                                        --------------  --------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                                 (3,735,237)       (903,728)

MINORITY INTEREST                                                                   -
                                                                        --------------  --------------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX                          (3,735,237)       (903,728)
PROVISION FOR INCOME TAX                                                            -               -
                                                                        --------------  --------------

NET INCOME (LOSS)                                                       $  (3,735,237)  $    (903,728)
                                                                        ==============  ==============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                             $       (0.03)  $       (1.23)
                                                                        --------------  --------------

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF
COMMON STOCK                                                              108,246,279         732,729
                                                                        ==============  ==============

                                   See Notes to Financial Statements

                               MARSHALL HOLDINGS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE PERIODS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005


                                        Preferred Stock            Common Stock
                                        Par Value $0.001         Par Value $0.001
                                     ---------------------  ---------------------------    Paid in
                                                                                            Excess      Accumulated
                                       Shares      Amount       Shares        Amount        of Par       (Deficit)
                                     -----------  --------  --------------  -----------  ------------  -------------
Balance - December 31, 2004            4,972,125  $  4,972             99   $        0   $19,225,078   $(18,472,196)

Common Stock Issued:
  For Services - Restricted Stock                               1,975,100        1,975       710,926
  Cancelled Not Sold                                             (242,750)        (243)     (219,757)
  For Services - Unrestricted Stock                               853,400          853       477,374
  For Cash - Restricted                                           381,162          381       312,628
Preferred Stock Issued
  Preferred Stock B                   15,000,000    15,000
  Preferred Stock A                   10,000,000    10,000
Loss for the Period                                                                                        (903,728)
                                     -----------  --------  --------------  -----------  ------------  -------------
Balance for December 31, 2005         29,972,125    29,972      2,967,011        2,967    20,506,249    (19,375,924)

  Common Stock Issued:
  For Services - Restricted Stock                                 340,309          340        12,238
  For Services - Unrestricted Stock                            13,650,000       13,650     2,772,550
  For Cash - Restricted                                       101,000,000      101,000        38,080
Preferred Stock Issued
  Preferred Stock B                  170,000,000   170,000                                  (151,000)
  Preferred Stock A                   18,000,000    18,000  2,000,000,000    2,000,000    (2,016,000)
Loss for the Period                                                                                      (3,735,238)
                                     -----------  --------  --------------  -----------  ------------  -------------

Balance for December 31, 2006        217,972,125   217,972  2,117,957,320    2,117,957    21,162,117    (23,111,161)


                                      Net Equity
                                     (Deficiency)
                                     -------------
Balance - December 31, 2004          $    757,855

Common Stock Issued:
  For Services - Restricted Stock         712,901
  Cancelled Not Sold                     (220,000)
  For Services - Unrestricted Stock       478,227
  For Cash - Restricted                   313,007
Preferred Stock Issued
  Preferred Stock B                        15,000
  Preferred Stock A                        10,000
Loss for the Period                      (903,728)
                                     -------------
Balance for December 31, 2005           1,163,262

  Common Stock Issued:
  For Services - Restricted Stock          12,580
  For Services - Unrestricted Stock     2,786,200
  For Cash - Restricted                   139,080
Preferred Stock Issued
  Preferred Stock B                        19,000
  Preferred Stock A                         2,000
Loss for the Period                    (3,735,238)
                                     -------------

Balance for December 31, 2006             386,885

                        See Notes to Financial Statements

The accompanying notes are an integral part of the audited financial statements.

              MARSHALL HOLDINGS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     CONDENSED INTERIM FINANCIAL STATEMENTS)


                                                     Year Ended      Year Ended
                                                    December 31,    December 31,
                                                        2006            2005
                                                   --------------  --------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                         $  (3,735,237)  $    (903,728)
Adjustments to reconcile Net Income
to net cash provided by operating activities:

  Stock Issued for Services                            2,819,780         862,022
  Depreciation                                            82,035          47,132
  Changes in operating assets and liabilities:
  (Increase) in Accounts Receivable                     (169,314)       (178,122)
  (Increase) Decrease in Inventory                      (618,061)        120,923
  (Increase) Decrease in Other Current Assets         (1,632,084)        277,605
  Increase (Decrease in Accounts Payable                 583,669        (128,532)
Increase in Other Current Liabilities                    994,481          26,989
                                                   --------------  --------------
Net cash (used)provided by operating activities       (1,674,731)        124,289
                                                   --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Purchase)/Sale of Prop., Plant & Equipment     (3,149,552)      4,237,309
  (Increase) in Other Assets                          (3,363,021)     (1,823,428)
                                                   --------------  --------------
Net cash (used)provided by investing activities       (6,512,573)      2,413,881
                                                   --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Long Term Debt                8,016,002      (2,820,033)
  Stock Sales for Cash; Net                              139,080         338,009
                                                   --------------  --------------
Net cash provided (used)by financing activities        8,155,082      (2,482,024)
                                                   --------------  --------------

Net cash Increase ((Decrease) for period                 (32,222)         56,146
Cash at beginning of period                               93,305          37,159
                                                   --------------  --------------

Cash at end of period                              $      61,083   $      93,305
                                                   ==============  ==============

                        See Notes to Financial Statements

 The accompanying notes are an integral part of the audited financial statements.

                      MARSHALL HOLDINGS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2006 and 2005

NOTE 1 - ORGANIZATION, HISTORY AND BUSINESS ACTIVITY:

The Company incorporated on May 26th, 1993 as a Nevada corporation under the name of Gateway Distributors, Ltd. It has subsequently changed its name to Marshall Holdings International, Inc.("the Company").

The Company is a distributor of vitamins, nutritional supplements, whole health foods and skin care products mainly in the United States of America and Canada, with some sales in Russia and Indonesia. Many of the formulas used in the products the Company sells and distributes are made from its own formulas.

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

On April 30, 2004, Marshall formed a wholly owned subsidiary, Gateway Venture Holdings, Inc. ("GVH"). The Las Vegas property and fixed assets of Marshall are recorded in the financial statements of this subsidiary.

Also on April 30, 2004, Gateway formed a wholly owned subsidiary, Aspen Cove Resort Incorporated ("ACR") to run the operations of Aspen Cove Resort (formerly Beaver Dam Lodge) located in Panguitch Utah. The lodge had been purchased on April 15, 2004 and is listed as real estate in the financial statements of GVH. On May 30, 2004, an agreement was signed with Quality Distribution Services of Nevada to create a new corporation, Quality Distribution Services of Arizona, Inc ("QDS"). QDS was incorporated in Nevada on June 7, 2004 and was 51% owned by Marshall. QDS was a wholesale beverage distributor in the Phoenix, Arizona area. The corporation has since been revoked and not in business and as such, the remaining carrying value was written down and taken as a loss in the first quarter of 2006.

On November 30, 2004, Gateway formed a wholly owned subsidiary, Gateway Corporate Administration, Inc ("GCA"). On August 31, 2006 the name of the corporation was changed to Marshall Corporate Administration. The company is engaged in marketing and management services.

In December, 2004 Marshall moved its corporate office and warehouse location to 3220 Pepper Lane, Las Vegas, Nevada 89120.

On December 21, 2004 the Company entered an Asset Purchase Agreement for 51% of Los Cabos Beverage, then owned by Blaine Wendtland ("Wendtland"). The 51% interest in Loc Cabos Beverage and its assets were acquired by the Company in exchange for Wendtland receiving all rights to Grandma Hamman's GHF product and

Wendtland assuming and paying off the debts of $193,833 Grandma Hamman owed to Los Cabos Freedom Movement LLC and to Ed Wendtland.

On December 30, 2004, Marshall formed a 51% owned subsidiary, Los Cabos Beverage Inc ("Los Cabos") to handle the operations of the sale of private label water.

On February 28, 2005, the sales of Los Cabos did not meet expectations and the Company entered into an agreement with Blaine Wendtland wherein he assumed all ownership and obligations and the Company terminated its commitments and relationships with Los Cabos and Blaine Wendtland.

On June 2, 2005, the Company sold its wholly owned subsidiary, Aspen Cove Resort Incorporated ("ACR"), in combination with selling the building and real estate on which the resort. The gain was reported as Gain on Sale of Property under Other Income on the 2005 financials.

On September 30, 2005, the Company sold its property which housed the corporate offices and warehouse located at 3220 Pepper Lane, Las Vegas, Nevada 89120. The gain was reported as Gain on Sale of Property under Other Income on the 2005 financials.

In March, 2006 Gateway purchased warehouse property and moved its corporate warehouse location to 2555 East Washburn Road, North Las Vegas, Nevada 89081. The corporate offices are housed temporarily offsite, until the offices can be built out in the building.

On June 30, 2006, The Company purchased all of the operations and assets of Marshall Distributing Company in Salt Lake City, UT. Marshall Distributing distributes over 150 different manufacturers lines and over 6000 natural health products.

On August 31, 2006, Marshall formed a wholly owned subsidiary Mountain West Holdings, Inc. to facilitate the website and e-commerce operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)  - PRINCIPLES OF CONSOLIDATION
     -----------------------------

As of December 31, 2006, the Company has the following wholly owned subsidiaries:
The Right Solution Gateway (multilevel marketing and retail sales)

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

The Company also owned a 51% interest in Quality Distribution Services of Arizona, a wholesale distributor of non-alcoholic beverages and food. In 2004, the Company reported the operations of QDS in the financial statement. Beginning in 2005, the Company did not report the operations of this company in the financial statements, but recognized it as an investment, not as an equity position (See Note "Investment in Quality Distribution Services of Arizona" ("QDS")). During the first quarter 2006, the Company wrote off it's investment in QDS as the corporate entity was revoked and out of business as of July 1, 2006.

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

(c) - ACCOUNTS RECEIVABLE
-------------------------

Management uses the allowance for bad debt method in accordance with the generally accepted accounting principles to account for bad debts.

(d) - RECEIVABLE ESIP STOCK PLAN
--------------------------------

Stock sales through the Employee Stock Incentive Plan (ESIP) sold at year end are reported as a receivable rather than negative equity provided they are received within 60 days after year end. There were no funds due at year end.

(e) - INVENTORIES
-----------------

Inventories, consisting primarily of nutritional, health, beauty products, and beverages, are stated at cost computed by the first-in, first-out (FIFO) method of accounting.

(f) - PROPERTY AND EQUIPMENT
----------------------------

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

Depreciation expense for the years ended December 31, 2006 and 2005 was $82,035 and $47,132, respectively.

(h) - INTANGIBLE ASSETS
-----------------------

Through the Company's acquisition activities, intangible assets have been recorded in the financial statements. The Company performs annual impairment testing of its intangible assets under the provisions of statement of Financial Accounting Standards No. 142, using the expected present value technique as provided for by FASB Concepts Statement No. 7 "Using Cash Flow Information and Present Value In Accounting Measurements".

(i) - OTHER ASSETS
------------------

The amount in other assets is condensed and includes distributor rights, customer lists, website and e-commerce sites and programs, products pending production, formulas, and other various assets.

(j) - INCOME TAXES
------------------

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

(k) - FAIR VALUES OF FINANCIAL INSTRUMENTS
------------------------------------------

The carrying amounts of the Company's cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. Term debt secured by various properties have interest rates attached to them commensurate with the finance market at the time and management believes approximate fair values in the short as well as the long term. It is currently not practicable to estimate the fair value of the other debt obligations because these note agreements contain unique terms, conditions, covenants and restrictions which were negotiated at arm's length with the Company's lenders, and there is no readily determinable similar instrument on which to base an estimate of fair value. Accordingly, no computation or adjustment to fair value has been determined.

(l) -COMPREHENSIVE INCOME
-------------------------

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. The Company has no reportable differences between net income and comprehensive income, therefore a statement of comprehensive income has not been presented.

(m) - REVENUE RECOGNITION
-------------------------

Revenue is recognized in the period in which the products are shipped or services are performed.

(n) - EARNINGS (LOSS) PER SHARE
-------------------------------

Basic and diluted earnings (loss) per share are computed on a weighted average of shares issued and outstanding through the year. The only common stock equivalents relate to outstanding stock options (which have been measured to have immaterial fair value at December 31, 2006 and 2005); however, since the Company has net operating losses for the periods ending December 31, 2006 and 2005, the common stock equivalents would be anti-dilutive. Therefore, basic and diluted EPS are the same.

(o) - ADVERTISING COSTS.
------------------------

The Company conducts non-direct response advertising for which the costs are expensed when incurred. Total advertising costs of $19,273 and $55,404 were incurred for the years ended December 31, 2006 and 2005, respectively.

The Company has capitalized the advertising costs associated with the production of an infomercial and will begin amortizing those costs in the period in which the infomercial is first used. This is in accordance with the Statement of Position 93-7 Reporting on Advertising Costs.

(p) - RECLASSIFICATIONS
-----------------------

Certain amounts in 2005 have been reclassified and represented to conform to the current financial statement presentation.

(q) - USE OF ESTIMATES
----------------------

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

(r) - CONCENTRATION RISK
------------------------

The Company reports no significant concentrations.

(s) - OTHER RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

NOTE 3 - MARSHALL DISTRIBUTING ACQUISITION OF OPERATIONS AND ASSETS

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

During January and February of 2005 Los Cabos sales did not meet expectations. Management determined that the operations would not be cost effective for the Company. On February 28, 2005 the Company entered into an agreement with Blaine Wendtland wherein he assumed all ownership and obligations and the Company Terminated its commitments and relationships with Los Cabos and with Blaine Wendtland. The Company incurred a loss from operations during 2005 of $8,256, and the loss on sale of the business was immaterial to these financial statements.

NOTE 5 -RELATED PARTIES:

The Company entered into an agreement December 12, 2003 with The Chelsea Collection Inc, a Nevada corporation ("Chelsea Collection") that was finalized on March 15, 2004 and later clarified on a few points on May 4, 2004. Chelsea Collection is majority owned by the officers of the Company and Francois Vautour, an unrelated third party. Chelsea Collection, in an agreement dated November 25, 2003, acquired among other things from Francois Vautour and others all United States and Canada rights, trademarks, formulas and licenses of the Jeunesse by Francois Vautour and the GH3 skin care line.

In the agreement the Company has with Chelsea Collection, the Company will have the opportunity to acquire the same Francois Vautour skin care line from Chelsea Collection for virtually the same price and terms as Chelsea Collection is buying it from Francois Vautour. The terms of the agreement involves a purchase price of $4,000,000, payments are computed based on 15% of the gross sales less cost of goods sold with a minimum weekly payment of $10,000. Once the purchase price is paid, then a royalty of up to 15% of the gross sales less cost of goods sold steps into place and continues thereafter. The cost outlays have been charged to the statement of operations as a selling, general and administrative expense, which were $487,863 for all of 2005 and $163,971 for the period, ended December 31, 2006.

No title or ownership passes to the Company or to Chelsea Collection until the November 25, 2003 agreement between Chelsea Collection and Francois Vautour is satisfied, the payment of which is described in the prior paragraph. The Company has opted not to capitalize the purchase price. Therefore, all monies paid have been expensed.

The Company is responsible for all product research and development for current and future marketing as well as carrying inventory on all Marshall Holding's products. An infomercial developed late in 2004 has been recorded as an asset under "Prepaid Advertising" in the amount of $230,573. This remains unchanged during 2005 and 2006.

During the third quarter 2005, the Company sold to the Chelsea Collection its controlling block of preferred stock in PolarWearZ, Inc. (refer to note "Real Estate Sales") for $250,000. Chelsea Collection changed the name of the corporation to "The Chelsea Collection, Inc." As of June 30, 2006, the company recognized a gain on sale of stock in the amount of $50,000.

The Company also sold an additional block of common stock in Polar Wear Z, Inc. of 8,520,000 shares during the third quarter of 2005 to Chelsea Collection, Inc. for $400,000. The company reported no gain or loss on the transaction. During 2005, the Chelsea Collection paid $311,700, leaving a balance owed of $88,300.

On September 29, 2006, The Chelsea Collection, Inc. changed its name to G-H-3 International Inc.

NOTE 6 - INVESTMENT IN QUALITY DISTRIBUTION SERVICES OF ARIZONA ("QDS"):

On May 30, 2004, an agreement was signed with Quality Distribution Services of Nevada creating a wholesale beverage distribution center in the Phoenix, Arizona area. For this joint venture, Quality Distribution Services of Arizona, Inc ("QDS") was incorporated in Nevada on June 7, 2004, of which 51% was owned by Gateway.

The Company invested $282,700 during 2004 and another $50,000 through March 31, 2005 to assist in the development of the company. Due to lack of operations and no identifiable future cash flows, for the period ended December 31, 2005, the Company determined this investment was impaired to a carrying value of $200,000.

During 2006, management has determined it is in the best interest of the Company not to continue funding this joint venture. Accordingly, the Company recorded an impairment loss during the period ended December 31, 2006 for the remaining investment balance of $200,000.

NOTE 7- REAL ESTATE ACQUISITIONS AND SALES:

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

In a single agreement on June 2, 2005, the Company sold Aspen Cove Resort (property) and the subsidiary Aspen Cove Resort, Inc. (operations of Aspen Cove Resort), hereafter referred to as "Aspen Cove," to Cal-Bay International ("Cal-Bay"). Aspen Cove sold for approximately $2,600,000. The purchase price was paid with (1) 32,000,000 million shares of restricted Preferred Series B stock of Cal-Bay, valued at $1,600,000, (2) the controlling block of stock (restricted preferred stock) in PolarWearZ, Inc., an inactive no asset corporation, valued at $200,000, (3) 8,520,000 free trading shares of common stock in PolarWearZ, Inc. (approximately 15% of the common stock outstanding) valued at $400,000, (4) mortgage debt assumption, and (5) cash paid to the mortgage holder catching up the past due mortgage payments. Because there was no distinction made between the sale of the Aspen Cove property and operations (subsidiary), the transaction was recognized as one sale and netted into one gain, effective June 2, 2005. The operations of Aspen Cove Resort are reflected only thru June 2, 2005, the date the Company ceased owning the operations.

The valuation of Cal-Bay stock received from the sale of Aspen Cove and the Valley Drive real estate, is for a guaranteed minimum sales price of $0.05 per share upon conversion from preferred "B" non voting stock to voting common stock. The preferred stock is non-dilutable and, as per the agreement, upon sale as common stock it is guaranteed to sell for no less than $0.05 per share, or additional shares will be issued to compensate for any shortage. The gain on this sale of approximately $1,276,000 has been recognized in the 2005 Statement of Operations as part of the "Gain on Sale of property."

During the second quarter of 2005, the Company sold a residential property in Las Vegas for approximately $250,000 to Cal-Bay. Under the terms of the agreement the purchase price was paid by (1) 2,800,000, shares of Cal-Bay International non-dilutable Preferred "B" stock, guaranteed value at $0.05 per share, for$140,000 (2) debt assumption of the underlying mortgage, and, (3) cash paid to the mortgage holder catching up the past due mortgage payments. The loss on this sale has been recognized in the 2005 Statement of Operations as "Loss on Sale of Valley Dr House" in the amount of $26,024.

On September 30, 2005, the Company closed on the sale of its Las Vegas, Nevada property located at 3220 Pepper Lane, which housed its warehouse and office facilities for a gain that has been reported as part of the "Gain on Sale of Property" on the statement of operations in 2005.

The Company purchased a smaller commercial property on March 13. 2006. The warehouse/operations have been moved to this building. The offices are operating out of a temporary location while the office portion of the building is completed.

The Company acquired the existing offices and warehouse of Marshall Distributing on July 1, 2006 in the purchase agreement.

NOTE 8 - EQUITY

(A) REVERSE STOCK SPLITS:

On March 28, 2005, the Company enacted a 500 for 1 reverse stock split. The financial statements have reflected this reverse stock split retroactively to the beginning of the reporting period of these financial statements.

On December 4, 2006, the Company enacted a 1000 for 1 reverse stock split. The financial statements have reflected this reverse stock split retroactively to the beginning of the reporting period of these financial statements.

(B) EMPLOYEE STOCK INCENTIVE PLAN ("ESIP"):

Since 2003, the Company has filed with the Security and Exchange Commission ("SEC") several forms S-8 notifying of Employee Stock Incentive Plans ("ESIP") and its increases in stock approved to issue under such plans. No additional increases in stock have been submitted or approved to issue under such plans since August 2004.

During 2004, the total number of shares approved to issue in these plans was 18,200,000,000 (18 billion, 200 million). Stock issued to employees through the plan is not affected by reverse splits until after it has been sold. The remaining unissued stock at any time remains unchanged despite what happens to the stock once it is issued (i.e., stock reverse splits, dividends, etc.). As of December 31, 2006, there are no remaining shares approved to issue under the ESIP plans.

During 2005, the Company issued 1,433,250,000 shares out of the ESIP plan before stock splits. The net proceeds to the Company from employee stock sales during 2005 were approximately $228,000.

During January 1 through December 31, 2006 no stock was issued out of the ESIP plan. There are currently no shares issued and unsold under the ESIP plan.

(C) NON-EMPLOYEE, DIRECTORS AND CONSULTANTS RETAINER STOCK PLANS ("RSP"):

The Company continually seeks to improve its financial position by seeking investors in exchange for equity in the Company. The value assigned to the stock for these transactions will vary based on the market value of the stock or services performed at the time, whichever is more readily ascertainable.

Since 2003, the Company has filed with the Security and Exchange Commission ("SEC") several forms S-8 notifying of Non-Employee Directors and Consultants Retainer Stock Plans ("RSP") and its increases in stock approved to issue under such plans. On July 27, 2006 a Form S-8, Non-Employee Consultants Retainer Stock Plan for the Year 2006, was submitted for 7,000,000,000 (7 billion) shares.

During 2004, the total number of shares approved to issue in these plans were 8,500,000,000 (8 billion 500 million). As of December 31, 2006, the total remaining unissued shares under the RSP plans are 2,047,450,000. During 2005, the Company issued 1,093,000,000 shares out of the RSP plan before stock splits.

During January 1 through December 31, 2006, the Company issued 11,102,550,000 shares out of the RSP plan.

(D) AUTHORIZATION OF SERIES "B" PREFERRED STOCK AND ISSUANCE OF RESTRICTED PREFERRED "B" STOCK TO CONSULTANTS:

On January 18, 2005, the Company authorized 100,000,000 shares of Series B Preferred Stock with a par value of 0.001 per share. Series B preferred stock is convertible to common stock on a one for one basis and has no voting rights.

During 2005, the Company issued 15,000,000 restricted shares of Series B preferred stock to consultants for services rendered with an assigned value of $15,000.

On August 29, 2006, the Company authorized an increase of Series B Preferred Stock with a par value of 0.001 per share to 1,000,000,000 shares.

During January 1 through December 31, 2006, the Company issued 170,000,000 shares of Series B preferred stock The value of these issuances was recorded at $19,000.

(E) RESTRICTED STOCK ISSUED TO OFFICERS (RELATED PARTY TRANSACTIONS):

During 2005, the Company issued to officers 23,000,000 shares of restricted common stock, valued at approximately $10,000.

During January 1 through December 31, 2006, the Company issued 20,000,000 restricted preferred A stock to officers.

NOTE 9 - OTHER ASSETS:

Other Assets consist of costs incurred to develop an infomercial which is completed and ready for release. Amortization of this prepaid advertising will begin when the advertising campaigns begin, expected to be sometime in 2007 and will be amortized over an estimated useful life yet to be determined.

Other assets also include costs incurred to develop a new product line. These costs will not be recognized as inventory until a marketing plan has been developed and implemented. Management is of the opinion that the estimated fair value of product awaiting marketing exceeds the cost recognized on the Balance Sheet.

NOTE 10 - PROFORMA STATEMENT OF OPERATIONS OF MARSHALL HOLDINGS INTERNATIONAL, INC. AND SUBSIDIARIES INCLUDING MARSHALL DISTRIBUTING, INC.

On August 6, 2006, the Company acquired Marshall Distributing, LLC. Accordingly, pro forma information is disclosed below to show the effects of the transaction as if it had occurred on January 1, 2005 in accordance with Regulation S-X
Article 11Sec.210.11-01.

        MARSHALL HOLDINGS INTERNATIONAL, INC.AND SUBSIDIARIES AND MARSHALL DISTRIBUTING, INC.
                       PROFORMA UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONDENSED FINANCIAL STATEMENTS)


                                                                         12 Months       12 Months
                                                                           Ended           Ended
                                                                        December 31,    December 31,
                                                                            2006            2005
                                                                       --------------  --------------
SALES                                                                  $   5,115,692   $   3,337,910

COST OF SALES                                                              2,105,553       1,984,763
                                                                       --------------  --------------

GROSS PROFIT                                                               3,010,139       1,353,147
                                                                       --------------  --------------

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES:
  Depreciation Expense                                                       104,859          83,791
  Professional Services Not Classified Elsewhere                           3,093,881         783,556
  Development of Jeunesse by Francois Product Line                           163,971         497,863
  Product Development                                                         64,556         263,255
  All Other Selling, General and Administrative                            3,209,939       2,541,110
                                                                       --------------  --------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                         6,637,206       4,169,575
                                                                       --------------  --------------

OTHER INCOME (EXPENSE):
  Gain on Sale of Property held for short term investment                          0          37,139
  Gain on Sale of Property                                                         0       1,477,246
  Gain on Sale of Polar WearZ, Inc.                                                0          50,000
  (Loss) on Sale of Subsidiary - Los Cabos Beverage                                0          (8,256)
  (Loss) change in reporting QDS of Arizona as an investment                       0         (68,535)
  (Impairment)  reporting Subsidiary QDS of Arizona as an investment               0          (9,101)
  (Loss) on Investment in QDS                                               (200,000)              0
  (Loss) on Sale of Valley Dr House                                                0         (26,024)
  Interest Expense                                                          (326,496)       (242,461)
  Other Income                                                                34,285               0
                                                                       --------------  --------------

TOTAL OTHER INCOME (EXPENSE):                                               (492,211)      1,210,008
                                                                       --------------  --------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                                (4,119,278)     (1,606,420)

MINORITY INTEREST                                                                  0               0
                                                                       --------------  --------------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX                         (4,119,278)     (1,606,420)

PROVISION FOR INCOME TAX                                                           0               0
                                                                       --------------  --------------

NET INCOME (LOSS)                                                      $  (4,119,278)  $  (1,606,420)
                                                                       ==============  ==============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                            $       (0.00)  $       (0.00)
                                                                       --------------  --------------

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK                  108,246,279       2,967,020
                                                                       ==============  ==============

NOTE 11 - GOING CONCERN:

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

The Company plans to raise the working capital it needs through equity financing and other debt funding.

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

In the normal course of business the Company experienced a change in position by the Bureaus of Consumer Protection of Nevada and Maryland dealing with a now discontinued product the Company previously sold to the public. A settlement was made with the Maryland Attorney General on the investigation regarding a change in position by the Bureaus of Consumer Protection of Nevada and Maryland dealing with a now discontinued product the Company previously sold to the public. On May 4, 2006, Assurance of Voluntary Compliance documents were signed. This includes a Civil Penalty of $100,000 and restitution to consumers of $25,000. If the amount paid to consumers for claims is less than $25,000, the Civil Penalty will be increased to the difference between $25,000 and the amount paid in restitution. The Civil Penalty is payable in monthly installments of $5,000 and the restitution is to be paid as claims are presented. The Company has accrued a liability as of December 31, 2006 and 2005 in the amount of $125,000 for the above contingency.

A creditor of the Company, Allergy Research group / Nutricology filed in the District Court of Clark County, Nevada an action against the Company on an unpaid open account for goods and merchandise, Case No. A-487334, in the amount of $168,000. The Company contested the amount claimed and made payment toward the uncontested amount while negotiations with the plaintiff continued. The Company offered to pay, through counsel, the sum of $50,000 with a payment of $10,000 upon acceptance of the offer and $5,000 per month until paid. The offer was accepted and payments have been made and the debt is paid in full. The Company has recognized, in the financial statements, part of the "accounts payable" in the liabilities of the balance sheet to cover these contingencies.

On January 11, 2001, the Company acquired approximately 76% of the outstanding shares of common stock of TRSG Corporation ("TRSG"). The Company sold its interests in TRSG as of December 31, 2002 for $15,000. At this time the Company also acquired all of the assets and accrued certain liabilities of TRSG. The creditors of TRSG continue to assert claims against the Company. Management is unable to estimate the possible loss exposure, but believes the ultimate losses would be minimal for the Company because the debts of TRSG paid by the Company are debts of TRSG and not the Company.

The Securities and Exchange Commission has filed complaints against Suburban Capital and the Company and its CEO. At this juncture, legal counsel is unable to predict what the possible outcome of these matters will be.

As of September 18, 2006, Management finalized negotiations, initiated in 2003, with the Internal Revenue Service ("IRS") to settle past taxes due. An agreement was reached that the compromise previously submitted to the IRS was withdrawn on July 24, 2006. The offer deposit of $250,000 was to be credited as the initial installment payment. A second installment payment of $75,000 was to be paid within 90 days of the agreement acceptance date, September 18, 2006. Payments of $50,000 per month will begin in the fourth month after the acceptance date and will continue each month until the liability is paid in full, approximately 10 months. The payments will be due by the 20th day of the month. The company has accrued a contingent liability for the above in the amounts of $562,913 and $587,336 for the years ended December 31, 2005 and 2006 respectively.

NOTE 13 - RESTATEMENT OF FINANCIAL STATEMENTS TO CORRECT AN ACCOUNTING ERROR

The Company has restated its financial statements to correct an accounting error in the recording of $1,282,886 as income from the reduction of liabilities during the year ended December 31, 2004. Management has made a determination that the liabilities are not owed by the Company and that the write down of these liabilities should have been reported in a period prior to the year ended December 31, 2004. In addition to the $1,282,886 in liabilities identified above, the company originally had left an estimated $400,000 in liabilities on the balance sheet at December 31, 2004. Management has made a determination that the Company should restate its financial statements to correct an accounting error in the recording these $400,000 liabilities. The Company does not owe these amounts and the $400,000 has been included with the $1,282,886 as an adjustment to a prior period. Management has determined that following the guidelines of SFAS 140 the Company has been legally discharged from all of these obligations.

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

NOTE 14 - SUBSEQUENT EVENTS:

The Company has entered into an agreement with the American Bath Factory to source tools dies and various equipment needed for expansion and growth of its business as well as additional marketing distribution services.

There has been a breech of contract suit filed by Global Media Corp., a company located in New York City, that alleges that a single meeting held on January 28, 2004 resulted in a series of agreements entered into by four entities for licensing and marketing of hair removal product known as "Forever Gone". Among those agreements, Plaintiff alleges that defendant Gateway Distributors, Ltd. agreed to pay $2,000,000 in Gateway stock for marketing and materials and services. Plaintiff thus claims that it assembled a team of consultants, provided materials, work, labor and services to defendant Gateway Distributors and that Gateway has failed to issue the stock. The plaintiff has not yet identified the so-called agreements, consultants, nominees and the work and materials allegedly delivered. The Plaintiff has confirmed that the so-called agreement with Gateway has never been reduced to writing. Rather, counsel represented that its claim of an agreement with Gateway is based upon a combination of verbal statements and miscellaneous albeit unidentified, writings.

Gateway asserts that it did not receive the consulting services and materials and expects the suit to be dismissed and is contemplating a counter suit against Global Media Inc.