Form 10QSB
period 2007-03-31
MARSHALL HOLDINGS INTERNATIONAL, INC.
filed 2007-05-21
CIK 1062760

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                 For the quarterly period ended March 31, 2007.

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                        COMMISSION FILE NUMBER: 000-27879

                      Marshall Holdings International, Inc.
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2007, the issuer had 2,145,357,320 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . .   1
    Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . .   1
    Item 2.  Management's Discussion and Analysis or Plan of Operation .   2
    Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . .   7
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .   9
    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   9
    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   9
    Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .  10
    Item 4.  Submission of Matters to a Vote of Security Holders . . . .  10
    Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .  10
    Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .  10
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

As used herein, the term "Company" refers to Marshall Holdings International, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, interim, condensed, consolidated financial statements including a balance sheet for the Company as of the period March 31, 2007, and statements of operations, and statements of cash flows, for interim periods up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-16 and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying consolidated interim unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter and period ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ended December 31, 2007. The financial statements are presented on the accrual basis.

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Management believes the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. Marshall will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding the Company's financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of the Company's Form 10-KSB for the fiscal year ended, December 31, 2006.

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

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. The company will continue to seek out potential merger candidates, acquisitions or business opportunities that enable expansion of market channels for distribution and sales of product to benefit and enhance the lives of individuals around the world.

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

The Company will continue to seek out opportunities for its existing operating entities including but not limited to, product and equipment sourcing for sales with a focus on market penetration throughout the world. The Company will continue to seek out and retain highly talented individuals that can manage day to day operations and facilitate growth of the company through professional management services. These highly talented individuals may be consultants or employees depending upon the needs of the company.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

FIRST QUARTER COSTS AND CHANGES IN FINANCIAL CONDITIONS

The balance of current assets at December 31, 2006 was approximately $2,968,000 compared to a balance of $4,830,000 at March 31, 2007, an increase of $1,862,000. The balance of current liabilities was $10,031,000 and $10,765,000 respectively, for the same periods, an increase of $735,000. The resulting current ratio at December 31, 2006 was 0.29 to 1. The current ratio at March 31, 2007 is 0.45 to 1. The current ratio indicates that the Company's ability to pay the Company's obligations has improved since December 31, 2006.

REVENUE & OPERATING EXPENSES

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31,
------------------------------------------------------------------------------
2006
----

Total net sales and revenues were at approximately $2,741,000 for the three months ended March 31, 2007 compared to $203,000 for the prior period a year earlier, an increase of over 1,240%. This increase was a primary result of the acquired operations of Marshall Distributing wholesale natural products distributor and continued efforts of management to seek out opportunities to provide value for a broad customer base.

The Company's gross profit for the three months ended March 31, 2007 compared to 2006 increased to $2,018,000 from $159,000. Gross profit as a percentage of sales decreased to 74% in 2007 from 78% in 2006. This is a result of lower margins in the wholesale distribution business.

Total operating expenses (selling, general and administrative expenses) for the three months ended March 31, 2007 compared to 2006 decreased by $532,000 to $1,390,000 from $1,922,000 in the prior period. This was primarily due to a significant decrease in services paid with stock issuances for professional fees of the Company during the period.

Income from operations for the three months ended March 31, 2007 increased to an income of $ 628,000 from a loss of $(1,763,000) compared to the same period 2006, an increase of $ 2,391,000. The Company's increase in the operating income was primarily the result of the increase in gross profit from the acquisition of Marshall Distributing operations adding contribution margin to help service the general and administrative expenses of the company. Sales will need to continue at this rate in order for the company to cover the Company's operating needs.

Net interest expense for the three months ended March 31, 2007 was $121,000 as compared to the same period in 2006 of $0, up $121,000. The interest expense increased as a result of the acquisition of Marshall Distributing assets and operations.

Net income increased $2,573,000 from a loss of $(1,922,000) to a gain of $ 651,000 for the three months ended March 31, 2007 and 2006 respectively. This net increase is primarily attributable to the increase in sales and the decrease of professional services paid with stock.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Marshall's working capital needs and capital expenditure requirements have increased as a result of increased cost associated with hiring outside consultants. Required working capital and capital expenditure requirements are expected to be met from cash flows from operations, potential future acquisitions, borrowings, and the sale of Marshall's equity securities. For quarter ended March 31, 2007, Marshall's working capital increased $25,000, or 16% to a positive $180,000 at March 31, 2007 from a positive $155,000 at March 31, 2006. This increase was primarily attributable to the acquisition of Marshall Distributing that had a substantial amount in inventory. For our purposes, we define working capital as Accounts Receivable plus Inventory less Accounts Payable.

For the first quarter ended March 31, 2007, Marshall's operations used cash flow of $ 41,000 compared to net cash used of $260,000 for the previous first quarter of 2006, a decrease in cash used of $ 219,000.

Marshall had a cash flow provided by investing activities of $7,034 for the first quarter of 2007, as compared to cash used by investing activities of $1,240,000 for the first quarter of 2006.

Marshalls stockholders equity (deficiency) decreased $914,000 to a positive stockholders equity of $1,485,000 for the first quarter of 2007 from $571,000 in 2006.

Cash, cash equivalents and marketable securities totaled $68,000 at March 31, 2007 compared to $11,000 at March 31, 2006, an increase of $57,000.

Management anticipates that its expansion strategy will require significant expenditures for the investment purposes as well as increased general and administrative expenses primarily due to the hiring of additional personnel and advertising expenses related to operations. These expenditures are expected to be funded by revenues from operations. The Company continues selling equity securities to fund expansion activities. Selling, general and administrative expenses are also expected to increase in future periods due to the increased legal and accounting expenses incurred by the Company in order to establish and maintain its reporting status with the Securities and Exchange Commission. In addition, the Company intends to pursue, as part of its business strategy, future growth through acquisitions which may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing in connection with such future acquisitions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all. Management believes that future cash flow from operations and equity sales will be sufficient to fund these expenditures.

Marshall relied heavily on the issuance of its common stock to pay consultants and other professionals pursuant to Form S-8 registration statements during 2006 and 2007. The result of such issuances was reverse stock splits, one in the first quarter of 2005 for 500 to 1 and one in the fourth quarter of 2006 for 1000 to 1. In 2003 an Employee Stock Incentive Plan (ESIP) was set up and through stock issues to the public, Marshall raised $237,000 in 2005 and $0 in 2006 in cash to provide the vehicle to finance activities. Based upon Marshall's current financial situation and intention of procuring and marketing new products, it is unlikely that Marshall will rely on the issuance of its shares to pay consultants and other professionals for the remainder of 2007.

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

Evaluation of disclosure and controls and procedures. As of the end of the
----------------------------------------------------
period covered by this Quarterly report, Marshall conducted an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer, of the disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Marshall's disclosure controls and procedures are effective to ensure that information required to be disclosed by Marshall in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls over financial reporting. There was no change in
-----------------------------------------------------
Marshall internal controls, which are included within disclosure controls and procedures, during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, Marshall internal controls. The Chief Financial Officer changed from Richard A. Bailey to Jamie Plante in 2006. Mr. Plante accepted the position/title in addition to his responsibilities with Marshall Distributing, Inc.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Reference is made to Item 3 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Commission on April 16, 2007.

A creditor of the Company, Allergy Research group / Nutricology filed in the District Court of Clark County, Nevada an action against the Company on an unpaid open account for goods and merchandise, Case No. A-487334, in the amount of $168,000. The Company contested the amount claimed and has made payment toward the uncontested amount while negotiations with the plaintiff continued. The Company offered to pay, through counsel, the sum of $50,000 with a payment of $10,000 upon acceptance of the offer and $5,000 per month until paid. The offer was accepted and paid in full.

A settlement was made with the Maryland Attorney General on the investigation regarding a change in position by the Bureaus of Consumer Protection of Nevada and Maryland dealing with a now discontinued product the Company previously sold to the public. On May 4, 2006, Assurance of Voluntary Compliance documents were signed. On June 14, 2006 final judicial approval was received on the signed documents. This includes a Civil Penalty of $100,000 and restitution to consumers of $25,000. If the amount paid to consumers for claims is less than $25,000, the Civil Penalty will be increased to the difference between $25,000 and the amount paid in restitution. The Civil Penalty is payable in monthly installments of $5,000. The restitution paid was $9,164.85, so the additional Civil Penalty is $15,835.15. The total unpaid Civil Penalty as of March 31, 2007 is $65,835.15.

As of September 18, 2006, Management finalized negotiations, initiated in 2003, with the Internal Revenue Service ("IRS") to settle past taxes due. An agreement was reached that the compromise previously submitted to the IRS was withdrawn on July 24, 2006. The offer deposit of $250,000 was to be credited as the initial installment payment. A second installment payment of $75,000 was paid within 90 days of the agreement acceptance date, September 18, 2006. Payments of $50,000 per month began in the fourth month after the acceptance date and are to continue each month until the liability is paid in full, approximately 10 months. The payments are due by the 20th day of the month.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the fiscal quarter ended March 31, 2007, Marshall sold 5,000,000 common shares in a private transaction not involving a public offering. The 5,000,000 shares bear a legend restricting their disposition.

       DATE       NAME            LOCATION  # SHARES   CONSIDERATION
     3/15/2007  Joel Boodoosingh  USA       5,000,000  $      50,000

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

------
* Filed Herewith
** Previously Filed

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Marshall Holdings International, Inc.
Dated: May 21, 2007.
                                   By /s/ Richard A. Bailey
                                      ----------------------
                                      Richard A. Bailey, Chief Executive Officer


                                   By /s/ W. Jamie Plante
                                      --------------------
                                      W. Jamie Plante, Chief Financial Officer

             MARSHALL HOLDINGS INTERNATIONAL, INC. AND SUBSIDIARIES

                                  - CONTENTS -


                                                        PAGE NUMBER
                                                        -----------
Financial Statements:

   Balance Sheet                                            F-2

   Statement of Operations                                  F-4

   Statement of Stockholders - Equity                       F-5

   Statement of Cash Flows                                  F-6

   Notes to Financial Statements                            F-7

              MARSHALL HOLDINGS INTERNATIONAL, INC AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                    (CONDENSED, INTERIM FINANCIAL STATEMENTS)

                                                     March 31,     March 31,
                                                        2007         2006
                                                    ------------  -----------
                          ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $    68,155   $    1,032
  Accounts Receivable Net Allowance of 13,575           214,367       23,756
  Inventories                                           997,181      351,279
  Due From Chelsea Collection                                 -       90,000
  Notes Receivable                                    3,531,893            -
  Prepaids                                               18,787            -
                                                    ------------  -----------
                             Total Current Assets     4,830,383      476,067
                                                    ------------  -----------

PROPERTY & EQUIPMENT
  Property and Equipment, at cost                     3,633,472    1,676,980
  (Less) accumulated depreciation and amortization     (509,231)    (335,084)
                                                    ------------  -----------
                       Total Property & Equipment     3,124,241    1,341,896
                                                    ------------  -----------

OTHER ASSETS
  Customer Lists                                        500,000            -
  Distributor Rights                                  1,779,500            -
  Websites and e-Commerce Channels                    1,750,000            -
  Other Assets                                        2,273,482    2,726,965
                                                    ------------  -----------
                               Total Other Assets     6,302,982    2,726,965
                                                    ------------  -----------

Total Assets                                         14,257,606    4,544,928
                                                    ============  ===========

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                   MARSHALL HOLDINGS INTERNATIONAL, INC AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                    (CONDENSED, INTERIM FINANCIAL STATEMENTS)

                                                       March, 31      March 31,
                                                         2007           2006
                                                     -------------  -------------
                                  LIABILITIES
CURRENT LIABILITIES:

Accounts payable:
  Trade Regular                                      $  1,031,114   $    220,393

Accrued expenses:
  Payroll and employee benefits                           451,390        222,282
  Payroll taxes                                           205,860        173,113
  Interest                                                420,944        420,944
  Other                                                   211,315         46,251
Stock Investors                                           178,960        288,078
Current maturities of long-term debt                    8,265,833      1,663,590
                                                     -------------  -------------
Total current liabilities                              10,765,416      3,034,651
                                                     -------------  -------------

LONG-TERM DEBT                                          2,007,163        939,099

Total Liabilities                                      12,772,579      3,973,750
                                                     -------------  -------------

                              STOCKHOLDERS' EQUITY

Series A Preferred stock - $.001 par value;
  Authorized - 100,000,000 shares;
  Issued and outstanding at March 31, 2007
  and 2006 32,972,125 and 14,972,125, respectively         32,972         14,972

Series B Preferred stock - $.001 par value;
  Authorized at March 31, 2007 and 2006
  1,000,000,000 and 100,000,000 respectively;
  Issued and outstanding at March 31, 2007 and
  2006 185,000,000 and 15,000,000, respectively           185,000         15,000

Common stock, - $.001 par value
  Authorized - 25,000,000,000 shares
  Issued and outstanding at March 31,2007 and 2006
  2,145,357,320 and 6,817,010 respectively              2,145,357      6,817,010
  Additional paid-in capital                           21,582,067     15,022,204
  Accumulated (deficit)                               (22,460,369)   (21,298,008)

                                                     -------------  -------------
Net Stockholders' Equity                                1,485,027        571,178
                                                     -------------  -------------

Total Liabilities & Stockholders' Equity             $ 14,257,606      4,544,928
                                                     =============  =============

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                          MARSHALL HOLDINGS INTERNATIONAL, INC.AND SUBSIDIARIES
                             UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (CONDENSED INTERIM FINANCIAL STATEMENTS)


                                                              Quarter Ended    Quarter Ended
                                                                March 31,        March 31,
                                                                  2007             2006
                                                             ---------------  ---------------
SALES                                                        $    2,741,008   $      203,570

COST OF SALES                                                       722,604           44,119
                                                             ---------------  ---------------

GROSS PROFIT                                                      2,018,404          159,451
                                                             ---------------  ---------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Depreciation Expense                                               31,936            7,266
  Professional Services Not Classified Elsewhere                    447,010        1,446,461
  Product Development                                                35,939           98,514
  All Other Selling, General and Administrative                     875,093          369,760
                                                             ---------------  ---------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                1,389,978        1,922,001
                                                             ---------------  ---------------

INCOME (LOSS) FROM OPERATIONS                                       628,426       (1,762,550)
                                                             ---------------  ---------------
OTHER INCOME (EXPENSE):
  Interest Income                                                    33,178
  (Loss) on QDS Investment                                                0         (200,000)
  Interest Expense                                                 (121,485)               0
  Other Income                                                      110,673           40,465
                                                             ---------------  ---------------
TOTAL OTHER INCOME (EXPENSE):                                        22,366         (159,535)
                                                             ---------------  ---------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                          650,792       (1,922,085)

MINORITY INTEREST                                                         -
                                                             ---------------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX                   650,792       (1,922,085)
PROVISION FOR INCOME TAX (221,269 less NOL Benefit 221,269)               -                -
                                                             ---------------  ---------------

NET INCOME (LOSS)                                            $      650,792   $   (1,922,085)
                                                             ===============  ===============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                  $        (0.00)  $        (0.00)
                                                             ---------------  ---------------

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF
COMMON STOCK                                                  2,136,713,431        4,108,677
                                                             ===============  ===============

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                             MARSHALL HOLDINGS INTERNATIONAL, INC. AND SUBSIDIARIES
                            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           FOR THE PERIODS ENDED MARCH 31, 2007 AND DECEMBER 31, 2006

                                    Preferred Stock            Common Stock
                                   Par Value $0.001           Par Value $0.001      Paid in
                               -----------------------  -------------------------    Excess     Accumulated    Net Equity
                                 Shares       Amount       Shares        Amount      of Par      (Deficit)    (Deficiency)
                               -----------  ----------  -------------  ----------  -----------  ------------  ------------
Balance for December 31, 2005   29,972,125      29,972      2,967,011       2,967  20,506,249   (19,375,924)    1,163,263

  Common Stock Issued:
  For Services -
    Restricted Stock                                          340,309         340      12,238                      12,580
  For Services -
    Unrestricted Stock                                     13,650,000      13,650   2,772,550                   2,786,200
  For Cash - Restricted                                   101,000,000     101,000      38,080                     139,080
Preferred StockIssued
  Preferred Stock B            170,000,000     170,000                               (151,000)                     19,000
  Preferred Stock A             18,000,000      18,000  2,000,000,000   2,000,000  (2,016,000)                      2,000
Loss for the Period                                                                              (3,735,238)   (3,735,238)
                               -----------  ----------  -------------  ----------  -----------  ------------  ------------
Balance for
  December 31, 2006            217,972,125     217,972  2,117,957,320   2,117,957  21,162,117   (23,111,161)      386,885
Common Stock Issued:
  For Services -
    Restricted Stock
  For Services -
    Unrestricted Stock                                     22,400,000      22,400     374,950                     397,350
  For Cash - Restricted                                     5,000,000       5,000      45,000                      50,000
Preferred Stock Issued
  Preferred Stock B
  Preferred Stock A
Income for the Period                                                                               650,792       650,792

                               -----------  ----------  -------------  ----------  -----------  ------------  ------------
Balance for
  March 31, 2007               217,972,125     217,972  2,145,357,320   2,145,357  21,582,067   (22,460,369)    1,485,027

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                             MARSHALL HOLDINGS INTERNATIONAL, INC AND SUBSIDIARIES
                               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONDENSED INTERIM FINANCIAL STATEMENTS)

                                                    3 Months Ended    3 Months Ended
                                                      March 31,         March 31,
                                                         2007              2006
                                                   ----------------  ----------------

OPE CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                         $       650,792   $    (1,922,085)
Adjustments to reconcile Net Income
to net cash provided by operating activities:
  Stock Issued for Services                                397,350         1,330,000
  Depreciation                                              31,936             7,266
  Changes in operating assets and liabilities:
  (Increase) in Accounts Receivable                        (21,296)          200,000
  (Increase) Decrease in Inventory                          (5,844)           21,997
  (Increase) Decrease in Other Current Assets           (1,828,598)                0
  Increase (Decrease) in Accounts Payable                  224,137            19,585
  Increase in Other Current Liabilities                    510,398            83,362
                                                   ----------------  ----------------
Net cash (used)provided by operating activities            (41,125)         (259,875)
                                                   ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Purchase)/Sale of Prop., Plant & Equipment           (5,500)       (1,266,001)
  (Increase) in Other Assets                                12,534            25,530
                                                   ----------------  ----------------
Net cash (used)provided by investing activities              7,034        (1,240,471)
                                                   ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Long Term Debt                     (8,838)        1,224,073
  Stock Sales for Cash; Net                                 50,000           194,000
                                                   ----------------  ----------------
Net cash provided (used)by financing activities             41,162         1,418,073
                                                   ----------------  ----------------

Net cash Increase ((Decrease) for period                     7,071           (82,273)

Cash at beginning of period                                 61,084            93,305
                                                   ----------------  ----------------

Cash at end of period                              $        68,155   $        11,032
                                                   ================  ================

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                      MARSHALL HOLDINGS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2007 and 2006


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

On November 30, 2004, Gateway formed a wholly owned subsidiary, Gateway Corporate Administration, Inc ("GCA"). On August 31, 2006 the name of the corporation was changed to Marshall Corporate Administration.The company is engaged in marketing and management services.

In December, 2004 Marshall moved its corporate office and warehouse location to 3220 Pepper Lane, Las Vegas, Nevada 89120.

On December 21, 2004 the Company entered an Asset Purchase Agreement for 51% of Los Cabos Beverage, then owned by Blaine Wendtland ("Wendtland"). The 51% interest in Loc Cabos Beverage and its assets were acquired by the Comaany in exchange for Wendtland receiving all rights to Grandma Hamman's GHF product and Wendtland assuming and paying off the debts of $193,833 Grandma Hamman owed to Los Cabos Freedom Movement LLC and to Ed Wendtland.

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

On June 2, 2005, the Company sold its wholly owned subsidiary, Aspen Cove Resort Incorporated ("ACR"), in combination with selling the building and realestate on which the resort. The gain was reported as Gain on Sale of Property under Other Income on the 2005 financials.

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

     As of March 31, 2007, the Company has the following wholly owned subsidiaries:

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

(b) - CASH AND CASH EQUIVALENTS
 ------------------------------

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

(d) - RECEIVABLE ESIP STOCK PLAN
--------------------------------

Stock sales through the Employee Stock Incentive Plan (ESIP) sold at year end are reported as a receivable rather than negative equity provided they are received within 60 days after year end. There were no funds due at March 31, 2007.

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

Depreciation expense for the quarters ended March 31, 2007 and 2006 were $31,936 and $7,266, respectively.

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

 (k) - FAIR VALUES OF FINANCIAL INSTRUMENTS
-------------------------------------------

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

(n) - EARNINGS (LOSS) PER SHARE
-------------------------------

Basic and diluted earnings (loss) per share are computed on a weighted average of shares issued and outstanding through the year. The only common stock equivalents relate to outstanding stock options (which have been measured to have immaterial fair value at March 31, 2007 and 2006); as a result, the common stock equivalents would be anti-dilutive. Therefore, basic and diluted EPS are the same.

(o) - ADVERTISING COSTS.
------------------------

The Company conducts non-direct response advertising for which the costs are expensed when incurred. Total advertising costs of $14,210 and $ 6,799 were incurred for the periods ended March 31, 2007 and 2006, respectively.

The Company has capitalized the advertising costs associated with the production of an infomercial and will begin amortizing those costs in the period in which the infomercial is first used. This is in accordance with the Statement of Position 93-7 Reporting on Advertising Costs.

(p) - RECLASSIFICATIONS
-----------------------

Certain amounts in 2006 have been reclassified and represented to conform to the current financial statement presentation.

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

(t) - BASIS OF PRESENTATION
---------------------------

The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of March 31, 2007 and the results of operations and cash flows for the three months then ended.

NOTE 3 - RELATED PARTIES:

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

In the agreement the Company has with Chelsea Collection, the Company will have the opportunity to acquire the same Francois Vautour skin care line from Chelsea Collection for virtually the same price and terms as Chelsea Collection is buying it from Francois Vautour. The terms of the agreement involves a purchase price of $4,000,000, payments are computed based on 15% of the gross sales less cost of goods sold with a minimum weekly payment of $10,000. Once the purchase price is paid, then a royalty of up to 15% of the gross sales less cost of goods sold steps into place and continues thereafter. The cost outlays have been charged to the statement of operations as a selling, general and administrative expense, which were $81,229 for the first quarter of 2006 and $0 for the first quarter ended March 31, 2007.

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

On September 29, 2006, The Chelsea Collection, Inc. changed its name to G-H-3 International Inc.

The Company is responsible for all product research and development for current and future marketing as well as carrying inventory on all Marshall Holding's products. An infomercial developed late in 2004 has been recorded as an asset under "Prepaid Advertising" in the amount of $230,573. This remained unchanged for the first quarter of 2006 and the first quarter 2007.

NOTE 4 - EQUITY

(a) EMPLOYEE STOCK INCENTIVE PLAN ("ESIP"):

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

During January1 through March 31, 2007 no stock was issued out of the ESIP plan. There are currently no shares issued and unsold under the ESIP plan.

(b) NON-EMPLOYEE, DIRECTORS AND CONSULTANTS RETAINER STOCK PLANS ("RSP"):

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

As of March 31, 2007, the total remaining unissued shares under the RSP plans are 2,047,450,000.

During January 1 through March 31, 2006, the Company issued 3,850,000,000 shares out of the RSP plan.

During January 1 through March 31, 2007 the company issued 22,400,000 shares out of the RSP plan.

(c) AUTHORIZATION OF SERIES "B" PREFERRED STOCK AND ISSUANCE OF RESTRICTED PREFERRED "B" STOCK TO CONSULTANTS:

On January 18, 2005, the Company authorized 100,000,000 shares of Series B Preferred Stock with a par value of 0.001 per share. Series B preferred stock is convertible to common stock on a one for one basis and has no voting rights.

On August 29, 2006, the Company authorized an increase of Series B Preferred Stock with a par value of 0.001 per share to 1,000,000,000 shares.

During January 1 through March 31, 2006, the Company did not issue any shares of Series B preferred stock.

During January 1 through March 31, 2007 the company did not issue any shares of Series B preferred stock.

(d) RESTRICTED STOCK ISSUED TO OFFICERS (RELATED PARTY TRANSACTIONS):

During January 1 through March 31, 2006, the Company did not issue any restricted preferred A stock.

During January 1 through March 31, 2007 the Company did not issue any restricted preferred A stock.

(e) COMMON STOCK

During January 1 through March 31, 2006, The company issued 3,850,000,000 shares out of the RSP plan for services rendered with a value of $1,330,000.

During January 1 through March 31, 2007, The company issued 22,400,000 shares out of the RSP plan for services rendered with a value of $397,350.

NOTE 5 - OTHER ASSETS:

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

NOTE 6 - DEFERRED INCOME TAXES

The company has a significant income tax benefit that consists of a cumulative Net Operating Loss Carryforward in excess of $20,000,000. The company will not recognize the deferred tax asset of this benefit until it can provide evidence of sustained profitability as a result of its history of net operating losses in order to ascertain the viability of the deferred tax asset in accordance with FAS 109 paragraph 23.

NOTE 7 - GOING CONCERN:

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

In the normal course of business the Company experienced a change in position by the Bureaus of Consumer Protection of Nevada and Maryland dealing with a now discontinued product the Company previously sold to the public. A settlement was made with the Maryland Attorney General on the investigation regarding a change in position by the Bureaus of Consumer Protection of Nevada and Maryland dealing with a now discontinued product the Company previously sold to the public. On May 4, 2006, Assurance of Voluntary Compliance documents were signed. This includes a Civil Penalty of $100,000 and restitution to consumers of $25,000. If the amount paid to consumers for claims is less than $25,000, the Civil Penalty will be increased to the difference between $25,000 and the amount paid in restitution. The Civil Penalty is payable in monthly installments of $5,000. The restitution paid was $9,164.85, so the additional Civil Penalty is $15,835.15. The Company has accrued a liability as of December 31, 2006 in the amount of $125,000 for the above contingency. The total unpaid Civil Penalty as of March 31, 2007 is $65,835.15.

On March 23rd, 2006 a creditor of the Company, Allergy Research group / Nutricology filed in the District Court of Clark County, Nevada an action against the Company on an unpaid open account for goods and merchandise, Case No. A-487334, in the amount of $168,000. The Company contested the amount claimed and made payment toward the uncontested amount while negotiations with the plaintiff continued. The Company offered to pay, through counsel, the sum of $50,000 with a payment of $10,000 upon acceptance of the offer and $5,000 per month until paid. The offer was accepted and payments have been made and the debt is paid in full as of March 31, 2007.

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

As of September 18, 2006, Management finalized negotiations, initiated in 2003, with the Internal Revenue Service ("IRS") to settle past taxes due. An agreement was reached that the compromise previously submitted to the IRS was withdrawn on July 24, 2006. The offer deposit of $250,000 was to be credited as the initial installment payment. A second installment payment of $75,000 was to be paid within 90 days of the agreement acceptance date, September 18, 2006. Payments of $50,000 per month will begin in the fourth month after the acceptance date and will continue each month until the liability is paid in full, approximately 10 months. The payments will be due by the 20th day of the month. The company has accrued a contingent liability for the above in the amounts of $594,057 and $537,336 for the quarters ended March 31, 2006 and 2007 respectively. There has been a breech of contract suit filed by Global Media Corp., a company located in New York City, that alleges that a single meeting held on January 28, 2004 resulted in a series of agreements entered into by four entities for licensing and marketing of hair removal product known as "Forever Gone". Among those agreements, Plaintiff alleges that defendant Gateway Distributors, Ltd. agreed to pay $2,000,000 in Gateway stock for marketing and materials and services. Plaintiff thus claims that it assembled a team of consultants, provided materials, work, labor and services to defendant Gateway Distributors and that Gateway has failed to issue the stock. The plaintiff has not yet identified the so-called agreements, consultants, nominees and the work and materials allegedly delivered. The Plaintiff has confirmed that the so-called agreement with Gateway has never been reduced to writing. Rather, counsel represented that its claim of an agreement with Gateway is based upon a combination of verbal statements and miscellaneous albeit unidentified, writings.

Gateway asserts that it did not receive the consulting services and materials and expects the suit to be dismissed and is contemplating a counter suit against Global Media Inc.

NOTE 9 - SUBSEQUENT EVENT:

In May 2007, the Company's attorneys, were in receipt of a notification from the SEC, alleging a potential violation of The Company's employee stock incentive program dating back to 2004. The Company denies any violations occurred and is in the process of replying to the letter, but does not feel the event will have a material impact on its business.