Form 10QSB
period 2007-06-30
MARSHALL HOLDINGS INTERNATIONAL, INC.
filed 2007-08-20
CIK 1062760

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                 For the quarterly period ended June 30, 2007.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2007, the issuer had 202,357,320 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 1
     Item 1.   Financial Statements. . . . . . . . . . . . . . . . . . . . . 1
     Item 2.   Management's Discussion and Analysis or Plan of Operation . . 2
     Item 3.   Controls and Procedures . . . . . . . . . . . . . . . . . . . 7
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . 8
     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 8
     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds   8
     Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . 9
     Item 4.   Submission of Matters to a Vote of Security Holders . . . . . 9
     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . 9
     Item 6.   Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . .10
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

As used herein, the term "Company" refers to Marshall Holdings International, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, interim, condensed, consolidated financial statements including a balance sheet for the Company as of the period June 30, 2007, and statements of operations, and statements of cash flows, for interim periods up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-11 and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying consolidated interim unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter and period ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ended December 31, 2007. The financial statements are presented on the accrual basis.

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

The Company has acquired the business operations and assets of Marshall Distributing, ("Marshall's"), a wholesale distribution company that has been in business since 1974. Marshall's distributes natural products to retail stores around the country as well as providing natural products for drop ship and internet fulfillment utilizing state of the art technology. Marshall's provides a significant marketing and distribution channel for natural products. It also allows the company to expand its product offering exponentially from over one hundred and fifty natural product manufacturers. The Distribution facility is capable of servicing customers world wide and provides many opportunities and capacity for growth.

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

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

SECOND QUARTER COSTS AND CHANGES IN FINANCIAL CONDITIONS

The balance of current assets at December 31, 2006 was approximately $2,968,000 compared to a balance of $5,471,000 at June 30, 2007, an increase of $ 2,503,000. The balance of current liabilities was $10,031,000 and $10,970,000 respectively, for the same periods, an increase of $939,000. The resulting current ratio at December 31, 2006 was 0.30 to 1. The current ratio at June 30, 2007 is 0.50 to 1. The current ratio indicates that the Company's ability to pay the Company's obligations has improved since March 31, 2007.

REVENUE & OPERATING EXPENSES

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
----------------------------------------------------------------------------
2006
----

Total sales were at approximately $1,742,000 for the three months ended June 30, 2007 compared to $156,000 for the prior period a year earlier, an increase of over 1010%. This increase was a primary result of the acquired operations of Marshall Distributing wholesale natural products distributor and continued efforts of management to seek out opportunities to provide value for a broad customer base.

The Company's gross profit for the three months ended June 30, 2007 compared to 2006 increased to $1,291,000 from $140,000. Gross profit as a percentage of sales decreased to 74% in 2007 from 89% in 2006. This is a result of lower margins in the wholesale distribution business.

Total operating expenses (selling, general and administrative expenses) for the three months ended June 30, 2007 compared to 2006 decreased by $301,000 to $921,000 from $1,222,000 in the prior period. This was primarily due to a significant decrease in services paid with stock issuances for professional fees of the Company during the period.

Income from operations for the three months ended June 30, 2007 increased to an income of $ 369,000 from a loss of $(1,083,000) compared to the same period 2006, an increase of $ 1,452,000. The Company's increase in the operating income was primarily the result of the increase in gross profit from the acquisition of Marshall Distributing operations adding contribution margin to help service the general and administrative expenses of the company. Sales will need to continue at this rate in order for the company to cover the Company's operating needs.

Interest expense for the three months ended June 30, 2007 was $78,000 as compared to the same period in 2006 of $33,000, up $45,000. The interest expense increased as a result of the acquisition of Marshall Distributing assets and operations.

Net income increased $1,472,000 from a loss of $(1,116,000) to a gain of $ 356,000 for the six months ended June 30, 2007 and 2006 respectively. This net increase is primarily attributable to the increase in sales and the decrease of professional services paid with stock.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006
-----------------------------------------------------------------------------

Total sales were at approximately $4,483,000 for the six months ended June 30, 2007 compared to $359,000 for the prior period a year earlier, an increase of over 1,140%. This increase was a primary result of the acquired operations of Marshall Distributing wholesale natural products distributor and continued efforts of management to seek out opportunities to provide value for a broad customer base.

The Company's gross profit for the six months ended June 30, 2007 compared to 2006 increased to $3,309,000 from $299,000. Gross profit as a percentage of sales decreased to 74% in 2007 from 83% in 2006. This is a result of lower margins in the wholesale distribution business. It should be noted that the typical margins in the wholesale distribution of natural products are significantly lower than the 74% recognized and that through sales and service contracts of Marshall Corporate Administration the margins have remained high in the first and second quarters of 2007.

Total operating expenses (selling, general and administrative expenses) for the six months ended June 30, 2007 compared to 2006 decreased by $833,000 to $2,311,000 from $3,144,000 in the prior period. This was primarily due to a significant decrease in services paid with stock issuances for professional fees of the Company during the period.

Income from operations for the six months ended June 30, 2007 increased to an income of $ 998,000 from a loss of $(2,845,000) compared to the same period 2006, an increase of $ 3,843,000. The Company's increase in the operating income was primarily the result of the increase in gross profit from the acquisition of Marshall Distributing operations adding contribution margin to help service the general and administrative expenses of the company. Sales will need to continue at this rate in order for the company to cover the Company's operating needs.

Interest expense for the six months ended June 30, 2007 was $199,000 as compared to the same period in 2006 of $33,000, up $166,000. The interest expense increased as a result of the acquisition of Marshall Distributing assets and operations.

Net income increased $4,045,000 from a loss of $(3,038,000) to a gain of $ 1,007,000 for the six months ended June 30, 2007 and 2006 respectively. This net increase is primarily attributable to the increase in sales and the decrease of professional services paid with stock.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Marshall's working capital needs and capital expenditure requirements have increased as a result of increased cost associated with hiring outside consultants. Required working capital and capital expenditure requirements are expected to be met from cash flows from operations, potential future acquisitions, borrowings, and the sale of Marshall's equity securities. For interim period ended June 30, 2007, Marshall's working capital decreased $335,000, or 89% to $42,000 at June 30, 2007 from $377,000 at December 31, 2006.
This decrease was primarily attributable to a reduction of inventory of Marshall Distributing. For our purposes, we define working capital as Accounts Receivable plus Inventory less Accounts Payable.

For the interim period ended June 30, 2007, Marshall's operations used cash flow of $ 140,000 compared to net cash used of $1,675,000 for the period ending December 31, 2006, a decrease in cash used of $ 1,535,000. Marshall used cash flow from investing activities of $27,000 for the period ending June 30, 2007, as compared to cash used by investing activities of $6,513,000 for the period ending December 31, 2006.

Marshall's stockholders equity (deficiency) increased $1,454,000 to a positive stockholders equity of $1,841,000 for the second quarter of 2007 from $387,000 in 2006.

Cash, cash equivalents and marketable securities totaled $16,698 at June 30, 2007 compared to $61,083 at December 31, 2006, a decrease of $44,385.

Management anticipates that its expansion strategy will require significant expenditures for investment purposes as well as increased general and administrative expenses primarily due to the hiring of additional personnel and advertising expenses related to operations. These expenditures are expected to be funded by revenues from operations. The Company continues selling equity securities to fund expansion activities. Selling, general and administrative expenses are also expected to increase in future periods due to the increased legal and accounting expenses incurred by the Company in order to establish and maintain its reporting status with the Securities and Exchange Commission. In addition, the Company intends to pursue, as part of its business strategy, future growth through acquisitions which may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing in connection with such future acquisitions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all. Management believes that future cash flow from operations and equity sales will be sufficient to fund these expenditures.

Marshall relied heavily on the issuance of its common stock to pay consultants and other professionals pursuant to Form S-8 registration statements during 2006 and 2007. As a result of such issuances management initiated reverse stock splits, one in the first quarter of 2005 for 500 to 1 and one in the fourth quarter of 2006 for 1,000 to 1. In 2003 an Employee Stock Incentive Plan (ESIP) was set up and through stock issues to the public, Marshall raised $237,000 in 2005 and $0 in 2006 in cash to provide the vehicle to finance activities. Based upon Marshall's current financial situation and intention of procuring and marketing new products, it is likely that Marshall may rely on the issuance of its shares to pay consultants and other professionals during 2007.

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

A settlement was made with the Maryland Attorney General on the investigation regarding a change in position by the Bureaus of Consumer Protection of Nevada and Maryland dealing with a now discontinued product the Company previously sold to the public. On May 4, 2006, Assurance of Voluntary Compliance documents were signed. On June 14, 2006 final judicial approval was received on the signed documents. This includes a Civil Penalty of $100,000 and restitution to consumers of $25,000. If the amount paid to consumers for claims is less than $25,000, the Civil Penalty will be increased to the difference between $25,000 and the amount paid in restitution. The Civil Penalty is payable in monthly installments of $5,000. The restitution paid was $9,164.85, so the additional Civil Penalty is $15,835.15. The total unpaid Civil Penalty as of June 30, 2007 is $65,835.15.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the fiscal quarter ended March 31, 2007, Marshall sold 5,000,000 common shares in a private transaction not involving a public offering. The 5,000,000 shares bear a legend restricting their disposition. No common shares were sold in the fiscal quarter ended June 30, 2007.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM  6.     EXHIBITS.

EXHIBIT
-------
  NO.                      IDENTIFICATION OF EXHIBIT
  --                       -------------------------

31.1* Certification of Richard A. Bailey, Chief Executive Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2* Certification of W. Jamie Plante, Chief Financial Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1* Certification of Richard A. Bailey, Chief Executive Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2* Certification of W. Jamie Plante, Chief Financial Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
______
* Filed Herewith  ** Previously Filed

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Marshall Holdings International, Inc.
Dated: August 20, 2007.
                                   By /s/ Richard A. Bailey
                                      --------------------------------
                                      Richard A. Bailey, Chief Executive Officer


                                   By /s/ W. Jamie Plante
                                      --------------------------------
                                      W. Jamie Plante, Chief Financial Officer

             MARSHALL HOLDINGS INTERNATIONAL, INC. AND SUBSIDIARIES

                                  - CONTENTS -


                                                               PAGE NUMBER
                                                               -----------
Financial Statements:

    Balance Sheet                                                 F-1

    Statement of Operations                                       F-3

    Statement of Cash Flows                                       F-4

    Notes to Financial Statements                                 F-5

               MARSHALL HOLDINGS INTERNATIONAL, INC AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET

                                                       UNAUDITED
                                                        June 30,     December 31,
                                                          2007           2006
                                                      ------------  --------------
                          ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                         $    16,698   $      61,083
    Accounts Receivable Net Allowance of 14,133           185,761         193,071
    Inventories                                           852,038         991,337
    Notes Receivable                                    4,399,051       1,709,122
    Prepaids                                               17,164          12,962
                                                      ------------  --------------
                                Total Current Assets    5,470,712       2,967,575
                                                      ------------  --------------

PROPERTY & EQUIPMENT
    Property and Equipment, at cost                     3,667,780       3,627,972
    (Less) accumulated depreciation and amortization     (541,167)       (477,296)
                                                      ------------  --------------
                          Total Property & Equipment    3,126,613       3,150,676
                                                      ------------  --------------

OTHER ASSETS
    Customer Lists                                        500,000         500,000
    Distributor Rights                                  1,779,500       1,779,500
    Websites and e-Commerce Channels                    1,750,000       1,750,000
    Other Assets                                        2,273,622       2,286,016
                                                      ------------  --------------
                                  Total Other Assets    6,303,122       6,315,516
                                                      ------------  --------------

Total Assets                                           14,900,447      12,433,767
                                                      ============  ==============

                      SEE NOTES TO THE FINANCIAL STATEMENTS

               MARSHALL HOLDINGS INTERNATIONAL, INC AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET

                                                       UNAUDITED
                                                       June 30,      December 31,
                                                         2007            2006
                                                     -------------  --------------
                         LIABILITIES
CURRENT LIABILITIES:

Accounts payable:
  Trade Regular                                      $    995,670   $     806,977

Accrued expenses:
  Payroll and employee benefits                           536,318         402,105
  Payroll taxes                                           238,658         233,435
  Interest                                                420,944         420,944
  Other                                                   255,118         213,503
Notes Payable- Related Party                              398,697
Stock Investors                                           188,940         149,000
Current maturities of long-term debt                    7,935,994       7,804,917
                                                     -------------  --------------
Total current liabilities                              10,970,339      10,030,881
                                                     -------------  --------------

LONG-TERM DEBT                                          2,089,185       2,016,001

Total Liabilities                                      13,059,524      12,046,882
                                                     -------------  --------------

STOCKHOLDERS' EQUITY

Series A Preferred stock - $.001 par value;
  Authorized - 100,000,000 shares;
  Issued and outstanding at June 30, 2007 and
  December 31,2006 32,915,125 and 32,972,125,              32,915          32,972
  respectively

Series B Preferred stock - $.001 par value;
  Authorized at June 30, 2007 and December 31,2006
  1,000,000,000 and 100,000,000 respectively;
  Issued and outstanding at June 30, 2007 and
  December 31, 2006 185,000,000 and 185,000,000,          185,000         185,000
  respectively

Common stock, - $.001 par value
  Authorized - 25,000,000,000 shares
  Issued and outstanding at June 30,2007 and
  December 31, 2006 202,357,320 and 2,117,957,320         202,357       2,117,957
  Additional paid-in capital                           23,525,124      21,162,117
  Accumulated (deficit)                               (22,104,473)    (23,111,161)

                                                     -------------  --------------
Net Stockholders' Equity                                1,840,923         386,885
                                                     -------------  --------------

Total Liabilities & Stockholders' Equity             $ 14,900,447      12,433,767
                                                     =============  ==============

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                                    MARSHALL HOLDINGS INTERNATIONAL, INC.AND SUBSIDIARIES
                                  CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Quarter          Quarter          6 Months         6 Months
                                                               Ended            Ended             Ended            Ended
                                                             June 30,          June 30,         June 30,         June 30,
                                                               2007              2006             2007             2006
                                                          ---------------  ----------------  ---------------  ---------------
SALES                                                     $    1,741,696           155,767        4,482,704          359,337

COST OF SALES                                                    450,683            16,169        1,173,287           60,288
                                                          ---------------  ----------------  ---------------  ---------------

GROSS PROFIT                                                   1,291,013           139,598        3,309,417          299,049
                                                          ---------------  ----------------  ---------------  ---------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Depreciation Expense                                            31,936            15,701           63,872           22,967
  Professional Services Not Classified Elsewhere                  47,689           662,874          494,699        2,109,336
  Product Development                                             16,482            58,990           52,421          157,504
  All Other Selling, General and Administrative                  825,301           484,435        1,700,394          854,195
                                                          ---------------  ----------------  ---------------  ---------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               921,408         1,222,000        2,311,386        3,144,002
                                                          ---------------  ----------------  ---------------  ---------------

INCOME (LOSS) FROM OPERATIONS                                    369,605        (1,082,402)         998,031       (2,844,953)
                                                          ---------------  ----------------  ---------------  ---------------
OTHER INCOME (EXPENSE):
  Interest Income                                                 64,008                             97,186
  (Loss) on QDS Investment                                                                                -         (200,000)
  Interest Expense                                               (77,730)          (33,403)        (199,215)         (33,402)
  Other Income                                                        13                            110,686           40,465
                                                          ---------------  ----------------  ---------------  ---------------
TOTAL OTHER INCOME (EXPENSE):                                    (13,709)          (33,403)           8,657         (192,937)
                                                          ---------------  ----------------  ---------------  ---------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                       355,896        (1,115,805)       1,006,688       (3,037,890)

MINORITY INTEREST                                                      -                                  -
                                                          ---------------  ----------------  ---------------  ---------------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX                355,896        (1,115,805)       1,006,688       (3,037,890)
PROVISION FOR INCOME TAX
(342,274 less NOL Benefit 324,274)                                     -                 -                -                -
                                                          ---------------  ----------------  ---------------  ---------------

NET INCOME (LOSS)                                         $      355,896        (1,115,805)       1,006,688       (3,037,890)
                                                          ===============  ================  ===============  ===============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE               $        (0.00)  $         (0.00)  $        (0.00)  $        (0.00)
                                                          ---------------  ----------------  ---------------  ---------------

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF
COMMON STOCK                                               1,590,434,243    10,288,988,658    1,866,362,845    6,648,226,106
                                                          ===============  ================  ===============  ===============

                      SEE NOTES TO THE FINANCIAL STATEMENTS

               MARSHALL HOLDINGS INTERNATIONAL, INC AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      UNAUDITED
                                                    6 Months Ended     Year Ended
                                                       June 30,       December 31,
                                                         2007             2006
                                                   ----------------  --------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                         $     1,006,688   $  (3,735,237)
Adjustments to reconcile Net Income
to net cash provided by operating activities:
  Stock Issued for Services                                397,350       2,819,780
  Depreciation                                              63,872          82,035
  Changes in operating assets and liabilities:
  (Increase) Decrease in Accounts Receivable                 7,310        (169,315)
  (Increase) Decrease in Inventory                         139,299        (618,061)
  (Increase) Decrease in Other Current Assets           (2,694,133)     (1,632,085)
  Increase (Decrease) in Accounts Payable                  188,693         605,669
Increase in Other Current Liabilities                      750,765         972,482
                                                   ----------------  --------------
Net cash (used)provided by operating activities           (140,156)     (1,674,731)
                                                   ----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Purchase)/Sale of Prop., Plant & Equipment          (39,808)     (3,149,550)
  (Increase) in Other Assets                                12,394      (3,363,021)
                                                   ----------------  --------------
Net cash (used)provided by investing activities            (27,414)     (6,512,571)
                                                   ----------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Long Term Debt                     73,184       8,016,001
  Stock Sales for Cash; Net                                 50,000         139,080
                                                   ----------------  --------------
Net cash provided (used)by financing activities            123,184       8,155,081
                                                   ----------------  --------------

Net cash Increase ((Decrease) for period                   (44,386)        (32,221)

Cash at beginning of period                                 61,084          93,305
                                                   ----------------  --------------

Cash at end of period                              $        16,698   $      61,083
                                                   ================  ==============

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                      MARSHALL HOLDINGS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2007 and December 31, 2006


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

Also on April 30, 2004, Gateway formed a wholly owned subsidiary, Aspen Cove Resort Incorporated ("ACR") to run the operations of Aspen Cove Resort (formerly Beaver Dam Lodge) located in Panguitch Utah. The lodge had been purchased on April 15, 2004 and was listed as real estate in the financial statements of GVH.

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

On November 30, 2004, Gateway formed a wholly owned subsidiary, Gateway Corporate Administration, Inc. On August 31, 2006 the name of the corporation was changed to Marshall Corporate Administration ("MCA"). The company is engaged in marketing and management services.

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

On June 2, 2005, the Company sold its wholly owned subsidiary, Aspen Cove Resort Incorporated ("ACR"), in combination with selling the building and real estate of the resort. The gain was reported as Gain on Sale of Property under Other Income on the 2005 financials.

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

On June 30, 2006, The Company purchased all of the operations and assets of Marshall Distributing Company in Salt Lake City, UT. Marshall Distributing distributes over 150 different manufacturers lines and over 6,000 natural health products.

On August 31, 2006, Marshall formed a wholly owned subsidiary Mountain West Holdings, Inc. to facilitate the website and e-commerce operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)     - PRINCIPLES OF CONSOLIDATION
        -----------------------------

As of June 30, 2007, the Company has the following wholly owned subsidiaries:

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

The Company has completed the acquisition of the business assets and operations of Marshall Distributing, LLC, a Utah limited liability company and a portion of EMS Business Development, Inc., a California corporation. These assets have been assigned to the previously inactive subsidiary Grandma Hammans Specialty Foods and the subsidiary has appropriately changed its name to Marshall Distributing, Inc. ("Marshall Dist"). The asset purchase includes the operations and warehouse facility.

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

(d) - RECEIVABLE ESIP STOCK PLAN
--------------------------------

Stock sales through the Employee Stock Incentive Plan (ESIP) sold at year end are reported as a receivable rather than negative equity provided they are received within 60 days after year end. There were no funds due at June 30, 2007.

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

Depreciation expense for the quarters ended June 30, 2007 and 2006 were $63,872 and $22,967, respectively.

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

(l) - COMPREHENSIVE INCOME
--------------------------

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

(n) - EARNINGS (LOSS) PER SHARE
-------------------------------

Basic and diluted earnings (loss) per share are computed on a weighted average of shares issued and outstanding through the year. The only common stock equivalents relate to outstanding stock options (which have been measured to have immaterial fair value at June 30, 2007 and 2006); as a result, the common stock equivalents would be anti-dilutive. Therefore, basic and diluted EPS are the same.

(o) - ADVERTISING COSTS.
------------------------

The Company conducts non-direct response advertising for which the costs are expensed when incurred. Total advertising costs of $4,350 and $ 14,903 were incurred for the periods ended June 30, 2007 and 2006, respectively.

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

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of June 30, 2007 and the results of operations and cash flows for the six months then ended.

NOTE 3 -RELATED PARTIES:

The company owes Rick Bailey CEO and Flo Ternes COO for shareholder loans and accrued payroll for services rendered the amounts of $294,397 and $104,300 respectively for a total of $398,697. These amounts have been properly reflected on the balance sheet and are a result of previous period activities.

The Company entered into an agreement December 12, 2003 with The Chelsea Collection Inc, a Nevada corporation ("Chelsea Collection") that was finalized on March 15, 2004 and later clarified on a few points on May 4, 2004. Chelsea Collection is majority owned by the officers of the Company and Francois Vautour, an unrelated third party. Chelsea Collection, in an agreement dated November 25, 2003, acquired among other things from Francois Vautour and others all United States and Canada rights, trademarks, formulas and licenses of the Jeunesse by Francois Vautour and the GH3 skin care line. In the agreement the Company has with Chelsea Collection, the Company will have the opportunity to acquire the same Francois Vautour skin care line from Chelsea Collection for virtually the same price and terms as Chelsea Collection is buying it from Francois Vautour. The terms of the agreement involves a purchase price of $4,000,000, payments are computed based on 15% of the gross sales less cost of goods sold with a minimum weekly payment of $10,000. Once the purchase price is paid, then a royalty of up to 15% of the gross sales less cost of goods sold steps into place and continues thereafter. The cost outlays have been charged to the statement of operations as a selling, general and administrative expense, which were $129,719 for the interim period of 2006 and $31,104 for the interim period ended June 30, 2007. No title or ownership passes to the Company or to Chelsea Collection until the November 25, 2003 agreement between Chelsea Collection and Francois Vautour is satisfied, the payment of which is described in the prior paragraph. The Company has opted not to capitalize the purchase price. Therefore, all monies paid have been expensed. On September 29, 2006, The Chelsea Collection, Inc. changed its name to G-H-3 International, Inc ("GH3").

The Company is responsible for all product research and development of the Chelsea Collection for current and future marketing as well as carrying inventory on all Marshall Holding's products. An infomercial developed late in 2004 has been recorded as an asset under "Prepaid Advertising" in the amount of $230,573. This remained unchanged for the interim period ending June 30, 2007.

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

During January1 through June 30, 2007 no stock was issued out of the ESIP plan. There are currently no shares issued and unsold under the ESIP plan.

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

As of June 30, 2007, the total remaining unissued shares under the RSP plans are
0.  All unissued shares were deregistered on May 25, 2007.

During January 1 through June 30, 2006, the Company issued 6,150,000,000 shares out of the RSP plan.

During January 1 through June 30, 2007 the company issued 22,400,000 shares out of the RSP plan.

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

During January 1 through June 30, 2006, the Company did not issue any shares of Series B preferred stock.

During January 1 through June 30, 2007 the company did not issue any shares of Series B preferred stock.

(d) RESTRICTED STOCK ISSUED TO OFFICERS (RELATED PARTY TRANSACTIONS):

During January 1 through June 30, 2006, the Company did not issue any restricted preferred A stock.

During January 1 through June 30, 2007 the Company did not issue any restricted preferred A stock. During June 2007, 57,000 shares of preferred A stock were converted to common stock.

(e) COMMON STOCK

During January 1 through June 30, 2006, The company issued 6,150,000,000 shares out of the RSP plan for services rendered with a value of $1,960,000.

During January 1 through June 30, 2007, The company issued 22,400,000 shares out of the RSP plan for services rendered with a value of $397,350 and 5,000,000 shares of R144 stock with a value of $50,000.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

In the normal course of business the Company experienced a change in position by the Bureaus of Consumer Protection of Nevada and Maryland dealing with a now discontinued product the Company previously sold to the public. A settlement was made with the Maryland Attorney General on the investigation regarding a change in position by the Bureaus of Consumer Protection of Nevada and Maryland dealing with a now discontinued product the Company previously sold to the public. On May 4, 2006, Assurance of Voluntary Compliance documents were signed. This includes a Civil Penalty of $100,000 and restitution to consumers of $25,000. If the amount paid to consumers for claims is less than $25,000, the Civil Penalty will be increased to the difference between $25,000 and the amount paid in restitution. The Civil Penalty is payable in monthly installments of $5,000. The restitution paid was $9,164.85, so the additional Civil Penalty is $15,835.15. The Company has accrued a liability as of December 31, 2006 in the amount of $125,000 for the above contingency. The total unpaid Civil Penalty as of June 30, 2007 is $65,835.15.

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

As of September 18, 2006, Management finalized negotiations, initiated in 2003, with the Internal Revenue Service ("IRS") to settle past taxes due. An agreement was reached that the compromise previously submitted to the IRS was withdrawn on July 24, 2006. The offer deposit of $250,000 was to be credited as the initial installment payment. A second installment payment of $75,000 was to be paid within 90 days of the agreement acceptance date, September 18, 2006. Payments of $50,000 per month will begin in the fourth month after the acceptance date and will continue each month until the liability is paid in full, approximately 10 months. The payments will be due by the 20th day of the month. The company has accrued a contingent liability for the above in the amounts of $594,057 and $537,336 for the quarters ended June 30, 2006 and 2007 respectively.

There has been a breech of contract suit filed by Global Media Corp., a company located in New York City, that alleges that a single meeting held on January 28, 2004 resulted in a series of agreements entered into by four entities for licensing and marketing of a hair removal product known as "Forever Gone". Among those agreements, Plaintiff alleges that defendant Gateway Distributors, Ltd. agreed to pay $2,000,000 in Gateway stock for marketing and materials and services. Plaintiff thus claims that it assembled a team of consultants, provided materials, work, labor and services to defendant Gateway Distributors and that Gateway has failed to issue the stock. The plaintiff has not yet identified the so-called agreements, consultants, nominees and the work and materials allegedly delivered. The Plaintiff has confirmed that the so-called agreement with Gateway has never been reduced to writing. Rather, counsel represented that its claim of an agreement with Gateway is based upon a combination of verbal statements and miscellaneous albeit unidentified, writings.

Gateway asserts that it did not receive the consulting services and materials and expects the suit to be dismissed and is contemplating a counter suit against Global Media Inc.