Form 10QSB
period 2007-09-30
MARSHALL HOLDINGS INTERNATIONAL, INC.
filed 2007-11-20
CIK 1062760

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2007.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

COMMISSION FILE NUMBER: 000-27879

Marshall Holdings International, Inc.
(Name of small business issuer in its charter)

NEVADA	88-0301278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2555 EAST WASHBURN ROAD,
NORTH LAS VEGAS, NEVADA	89081
(Address of principal executive offices)	(Zip Code)

(702) 317-2400
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 16, 2007, the issuer had 4,902,357,320 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

As used herein, the term "Company" refers to Marshall Holdings International, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, interim, condensed, consolidated financial statements including a balance sheet for the Company as of the period September 30, 2007, and statements of operations, and statements of cash flows, for interim periods up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-16 and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying consolidated interim unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter and period ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ended December 31, 2007. The financial statements are presented on the accrual basis.

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

The Company has acquired the business operations and assets of Marshall Distributing, (“Marshall’s”), a wholesale distribution company that has been in business since 1974. Marshall’s distributes natural products to retail stores around the country as well as providing natural products for drop ship and internet fulfillment utilizing state of the art technology.  Marshall’s provides a significant marketing and distribution channel for natural products. It also allows the company to expand its product offering exponentially from over one hundred and fifty natural product manufacturers. The Distribution facility is capable of servicing customers world wide and provides many opportunities and capacity for growth.

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

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

Third Quarter Costs and Changes in Financial Conditions

The balance of current assets at December 31, 2006 was approximately $2,968,000 compared to a balance of $5,209,000 at September 30, 2007, an increase of $ 2,241,000. The balance of current liabilities was $10,031,000 and $11,335,000 respectively, for the same periods, an increase of $1,304,000. The resulting current ratio at December 31, 2006 was 0.30 to 1. The current ratio at September 30, 2007 is 0.46 to 1. The current ratio indicates that the Company's ability to pay the Company's obligations has improved since December 31, 2006.

REVENUE & OPERATING EXPENSES

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Total sales were at approximately $455,000 for the three months ended September 30, 2007 compared to $1,638,000 for the prior period a year earlier, a decrease of over 72%. This decrease was a primary result of the lack of operating capital which resulted in lack of inventory and the inability to fill orders.

The Company's gross profit for the three months ended September 30, 2007 compared to 2006 decreased to $194,000 from 1,123,000. Gross profit as a percentage of sales decreased to 43% in 2007 from 69% in 2006. This is a result of lower margins in the wholesale distribution business and not having the purchasing power as a result of the constraints in operating cash flow.

Total operating expenses (selling, general and administrative expenses) for the three months ended September  30, 2007 compared to 2006 decreased by $187,000 to $711,000 from $898,000 in the prior period. This was primarily due to a significant decrease in the variables costs associated with sales in addition increased efficiencies in operations of the Company during the period.

Loss from operations for the three months ended September 30, 2007 decreased to a loss of $ (616,000) from a loss of $(691,000) compared to the same period 2006, an increase of $ 75,000. The Company's decrease in the operating loss was primarily the result of decreases in selling, general and administrative expenses for the period. Sales will need to increase substantially in the future periods in order for the company to cover the Company's operating needs.

Interest expense for the three months ended September 30, 2007 was $160,000 as compared to the same period in 2006 of $110,000, up $50,000. The interest expense increased as a result of additional debt to incurred to cover the operating needs of the company.

Net loss decreased $131,000 from a loss of $(842,000) to a loss of $ (711,000) for the three months ended September 30, 2007 and 2006 respectively. This net decrease is primarily attributable to the decrease in Selling, general and administrative expenses for the period.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Total sales were at approximately $4,937,000 for the nine months ended September 30, 2007 compared to $1,998,000 for the prior period a year earlier, an increase of over 147%. This increase was a primary result of the acquired operations of Marshall Distributing wholesale natural products distributor and continued efforts of management to seek out opportunities to provide value for a broad customer base.

The Company's gross profit for the nine months ended September 30, 2007 compared to 2006 increased to $3,503,000 from $1,422,000. Gross profit as a percentage of sales remained unchanged at 71% for both 2007 and 2006. It should be noted that the typical margins in the wholesale distribution of natural products are significantly lower than the 71% recognized and that through sales and service contracts of Marshall Corporate Administration the margins have remained high in the first three quarters of 2007.

Total operating expenses (selling, general and administrative expenses) for the nine months ended September 30, 2007 compared to 2006 decreased by $1,837,000 to $3,121,000 from $4,958,000 in the prior period. This was primarily due to a significant decrease in services paid with stock issuances for professional fees of the Company during the period.

Income from operations for the nine months ended September 30, 2007 increased to an income of $ 382,000 from a loss of $(3,536,000) compared to the same period 2006, an increase of $ 3,154,000. The Company's increase in the operating income was primarily the result of the increase in gross profit from the acquisition of Marshall Distributing operations adding contribution margin to help service the general and administrative expenses of the company. Sales will need to continue at this rate in order for the company to cover the Company's operating needs.

Interest expense for the nine months ended September 30, 2007 was $358,000 as compared to the same period in 2006 of $144,000, up $214,000. The interest expense increased as a result of the acquisition of Marshall Distributing assets and operations.

Net income increased $4,163,000 from a loss of $(3,880,000) to an income of $ 283,000 for the nine months ended September 30, 2007 and 2006 respectively. This net increase is primarily attributable to the increase in sales and the decrease of professional services paid with stock.

LIQUIDITY AND CAPITAL RESOURCES

Marshall's working capital needs and capital expenditure requirements have increased as a result of increased cost associated with hiring outside consultants. Required working capital and capital expenditure requirements are expected to be met from cash flows from operations, potential future acquisitions, borrowings, and the sale of Marshall's equity securities. For interim period ended September 30,  2007, Marshall's working capital decreased $1,669,000, or 141% to $(484,000) at September 30, 2007 from $1,186,000 at September 30, 2006. This decrease was primarily attributable to a reduction of inventory of Marshall Distributing and an increase in accounts payable.  For our purposes, we define working capital as Accounts Receivable plus Inventory less Accounts Payable.

For the interim period ended September 30, 2007, Marshall's operations used cash flow of $ 218,000 compared to net cash used of $1,665,000 for the period ending September 30, 2006, a decrease in cash used of $ 1,447,000.

Marshall increased cash flow from investing activities in the amount of $14,500 for the period ending September 30, 2007, as compared to cash used by investing activities of $6,784,000 for the period ending September 30, 2006.

Marshall’s stockholders equity (deficiency) increased $1,018,000 to a positive stockholders equity of $1,147,000 for the second quarter of 2007 from $129,000 in 2006.

Cash, cash equivalents and marketable securities totaled $2,756 at September 30, 2007 compared to $53,992 at September 30, 2006, a decrease of $51,236.

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

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R – Share –Based Payment. This statement applies to all awards after the required effective date and to awards modified, repurchased, or cancelled after that date. The effective date for public entities that file as small business issuers is as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

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

In December 2004, the FASB issued SFAS No. 123R – Share –Based Payment. This statement applies to all awards after the required effective date and to awards modified, repurchased, or cancelled after that date. The effective date for public entities that file as small business issuers is as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee ownership plans.

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

Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Quarterly report, Marshall conducted an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer, of the disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Marshall’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Marshall in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

A settlement was made with the Maryland Attorney General on the investigation regarding a change in position by the Bureaus of Consumer Protection of Nevada and Maryland dealing with a now discontinued product the Company previously sold to the public. On May 4, 2006, Assurance of Voluntary Compliance documents were signed. On June 14, 2006 final judicial approval was received on the signed documents. This includes a Civil Penalty of $100,000 and restitution to consumers of $25,000. If the amount paid to consumers for claims is less than $25,000, the Civil Penalty will be increased to the difference between $25,000 and the amount paid in restitution. The Civil Penalty is payable in monthly installments of $5,000. The restitution paid was $9,164.85, so the additional Civil Penalty is $15,835.15. The total unpaid Civil Penalty as of September 30, 2007 is $65,835.15.  Due to the limited cash available, several of the payments have not been made, however, arrangements have been made to continue the payments by Dec 1st , 2007 that will mitigate any additional legal action.

As of September 18, 2006, Management finalized negotiations, initiated in 2003, with the Internal Revenue Service ("IRS") to settle past taxes due. An agreement was reached that the compromise previously submitted to the IRS was withdrawn on July 24, 2006.  The offer deposit of $250,000 was to be credited as the initial installment payment.  A second installment payment of $75,000 was paid within 90 days of the agreement acceptance date, September 18, 2006.  Payments of $50,000 per month began in the fourth month after the acceptance date and are to continue each month until the liability is paid in full, approximately 10 months.  The payments are due by the 20th day of the month. The company is behind in making these payments due to the lack of cash and has been in contact making arrangements to extend the payment terms.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the fiscal quarter ended March 31, 2007, Marshall sold 5,000,000 common shares in a private transaction not involving a public offering. The 5,000,000 shares bear a legend restricting their disposition.  No common shares were sold in the fiscal quarter ended June 30, 2007. During the third quarter ending September 30, 2007, Marshall sold 300,000,000 common shares in a private transaction not involving a public offering. The 300,000,000 shares bear a legend restricting their disposition.

DATE	NAME	LOCATION	# SHARES	CONSIDERATION
3/15/2007	Joel Boodoosingh	USA	5,000,000	$ 50,000
8/21/2007	Jacob Canceli	USA	300,000,000	$ 30,000

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM  6.     EXHIBITS.

EXHIBIT	IDENTIFICATION OF EXHIBIT
NO.	agreements attached listed here
31.1*	Certification of Richard A. Bailey, Chief Executive Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of W. Jamie Plante, Chief Financial Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Richard A. Bailey, Chief Executive Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of W. Jamie Plante, Chief Financial Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith ** Previously Filed
SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marshall Holdings International, Inc.
Dated: November 19, 2007.
	By	/s/ Richard A. Bailey
Richard A. Bailey, Chief Executive Officer

	By	/s/ W. Jamie Plante
W. Jamie Plante, Chief Financial Officer

MARSHALL HOLDINGS INTERNATIONAL, INC. AND SUBSIDIARIES

- CONTENTS -

PAGE NUMBER
Financial Statements:

Balance Sheet	F-1

Statement of Operations	F-3

Statement of Cash Flows	F-4

Notes to Financial Statements	F-5

MARSHALL HOLDINGS INTERNATIONAL, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	UNAUDITED
	September 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,756	$61,083
Accounts Receivable Net Allowance of 14,133	143,909	193,071
Inventories	647,179	991,337
Notes Receivable	4,395,375	1,709,122
Prepaids	20,202	12,962
Total Current Assets	5,209,421	2,967,575

PROPERTY & EQUIPMENT
Property and Equipment, at cost	3,650,832	3,627,972
(Less) accumulated depreciation and amortization	(563,760)	(477,296)
Total Property & Equipment	3,087,072	3,150,676

OTHER ASSETS
Customer Lists	500,000	500,000
Distributor Rights	1,779,500	1,779,500
Websites and e-Commerce Channels	1,750,000	1,750,000
Other Assets	2,237,951	2,286,016
Total Other Assets	6,267,451	6,315,516

Total Assets	14,563,944	12,433,767

See Notes to the Financial Statements

MARSHALL HOLDINGS INTERNATIONAL, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	UNAUDITED
	September 30,	December 31,
	2007	2006
LIABILITIES
CURRENT LIABILITIES:

Accounts payable:
Trade Regular	$1,274,567	$806,977

Accrued expenses:
Payroll and employee benefits	631,638	402,105
Payroll taxes	266,257	233,435
Interest	420,944	420,944
Other	200,076	213,503
Notes Payable- Related Party	381,808
Stock Investors	218,940	149,000
Current maturities of long-term debt	7,940,994	7,804,917
Total current liabilities	11,335,224	10,030,881

LONG-TERM DEBT	2,081,324	2,016,001

Total Liabilities	13,416,548	12,046,882

STOCKHOLDERS' EQUITY

Series A Preferred stock - $.001 par value;
Authorized - 100,000,000 shares; Issued and outstanding at September 30, 2007 and December 31,2006 28,915,125 and 32,972,125, respectively	28,915	32,972

Series B Preferred stock - $.001 par value;
Authorized at September 30,2007 and December 31,20061,000,000,000 and 100,000,000 respectively; Issued and outstanding at September 30, 2007 and December 31, 2006 185,000,000 and 185,000,000,respectively	185,000	185,000

Common stock, - $.001 par value
Authorized - 25,000,000,000 shares Issued and outstanding at September 30,2007 and December 31, 2006 4,502,357,320 and 2,117,957,320	4,502,357	2,117,957
Additional paid-in capital	19,259,124	21,162,117
Accumulated (deficit)	(22,828,000)	(23,111,161)

Net Stockholders' Equity	1,147,396	386,885

Total Liabilities & Stockholders' Equity	$14,563,944	12,433,767

See Notes to the Financial Statements

MARSHALL HOLDINGS INTERNATIONAL, INC.AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended September 30, 2007	Quarter Ended September 30, 2007	9 Months Ended September 30, 2007	9 Months Ended September 30, 2007
SALES	$454,649	1,638,199	4,937,353	1,997,536

COST OF SALES	260,896	515,477	1,434,183	575,765

GROSS PROFIT	193,753	1,122,722	3,503,170	1,421,771
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Depreciation Expense	33,297	27,113	97,169	50,080
Professional Services Not Classified Elsewhere	53,796	844,359	548,495	2,953,695
Product Development	11,128	44,752	63,549	202,256
All Other Selling, General and Administrative	711,248	897,707	2,411,642	1,751,902

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	809,469	1,813,931	3,120,855	4,957,933

INCOME (LOSS) FROM OPERATIONS	(615,716)	(691,209)	382,315	(3,536,162)
OTHER INCOME (EXPENSE):
Interest Income	64,237	161,423
(Loss) On QDS Investment	(200,000)
(Loss) on Sale of Property	(12,319)
Interest Expense	(159,735)	(110,283)	(358,950)	(143,685)
Other Income	6	(40,465)	110,692
TOTAL OTHER INCOME (EXPENSE):	(95,492)	(150,748)	(99,154)	(343,685)

NET INCOME (LOSS) BEFORE MINORITY INTEREST	(711,208)	(841,957)	283,161	(3,879,847)

MINORITY INTEREST	-	-
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(711,208)	(841,957)	283,161	(3,879,847)
PROVISION FOR INCOME TAX
(342,274 less NOL Benefit 324,274)	-	-	-	-

NET INCOME (LOSS)	$(711,208)	(841,957)	283,161	(3,879,847)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF	2,117,574,711	12,671,901,940	847,778,565	8,678,182,797

See Notes to the Financial Statements

MARSHALL HOLDINGS INTERNATIONAL, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	UNAUDITED 9 Months Ended September 30, 2007	9 Months Ended September 30, 2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$283,161	$(3,879,847)
Adjustments to reconcile Net Income to net cash provided by operating activities:
Stock Issued for Services	397,350	2,746,000
Depreciation	97,169	50,080
Changes in operating assets and liabilities:
(Increase) Decrease in Accounts Receivable	49,162	(1,054,896)
(Increase) Decrease in Inventory	344,158	(656,237)
(Increase) Decrease in Other Current Assets	(2,693,493)	(43,278)
Increase (Decrease) in Accounts Payable	467,590	721,227
Increase in Other Current Liabilities	836,753	452,299
Net cash (used)provided by operating activities	(218,150)	(1,664,652)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Purchase)/Sale of Prop., Plant & Equipment	(33,566)	(2,750,842)
(Increase) in Other Assets	48,065	(4,033,203)
Net cash (used)provided by investing activities	14,499	(6,784,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Long Term Debt	65,323	8,309,384
Stock Sales for Cash; Net	80,000	100,000
Net cash provided (used)by financing activities	145,323	8,409,384

Net cash Increase ((Decrease) for period	(58,328)	(39,313)

Cash at beginning of period	61,084	93,305

Cash at end of period	$2,756	$53,992

See Notes to the Financial Statements

MARSHALL HOLDINGS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and December 31, 2006

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

On May 30, 2004, an agreement was signed with Quality Distribution Services of Nevada to create a new corporation, Quality Distribution Services of Arizona, Inc (“QDS”).  QDS was incorporated in Nevada on June 7, 2004 and was 51% owned by Marshall. QDS was a wholesale beverage distributor in the Phoenix, Arizona area.  The corporation has since been revoked and not in business and as such, the remaining carrying value was written down and taken as a loss in the first quarter of 2006.

On November 30, 2004, Gateway formed a wholly owned subsidiary, Gateway Corporate Administration, Inc. On August 31, 2006 the name of the corporation was changed to Marshall Corporate Administration ("MCA"). The company is engaged in marketing and management services.

In December, 2004 Marshall moved its corporate office and warehouse location to 3220 Pepper Lane, Las Vegas, Nevada 89120.

On December 21, 2004 the Company entered an Asset Purchase Agreement for 51% of Los Cabos Beverage, then owned by Blaine Wendtland (“Wendtland”).  The 51% interest in Loc Cabos Beverage and its assets were acquired by the Company in exchange for Wendtland receiving all rights to Grandma Hamman’s GHF product and Wendtland assuming and paying off the debts of $193,833 Grandma Hamman owed to Los Cabos Freedom Movement LLC and to Ed Wendtland.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)- PRINCIPLES OF CONSOLIDATION

As of September 30, 2007, the Company has the following wholly owned subsidiaries:

- The Right Solution Gateway (multilevel marketing and retail sales)
- Marshall Distributing, Inc. formerly Grandma Hammans Specialty Foods, (wholesale distribution)
- Gateway Venture Holdings, Inc. (house and manage the real estate, vehicles and equipment of the Company)
- Marshall Corporate Administration formerly Gateway Corporate Administration, Inc. (Marketing and Management) - Mountain West Holdings, Inc. (website and e-commerce sales)

The Company has completed the acquisition of the business assets and operations of Marshall Distributing, LLC, a Utah limited liability company and a portion of EMS Business Development, Inc., a California corporation. These assets have been assigned to the previously inactive subsidiary Grandma Hammans Specialty Foods and the subsidiary has appropriately changed its name to Marshall Distributing, Inc. (“Marshall Dist”). The asset purchase includes the operations and warehouse facility.

The Company created a new subsidiary corporation, Mountain West Holdings, Inc. which includes some of the assets acquired from EMS Business Development, Inc. a California corporation. The operation includes website and e-commerce channels of distributions and retail sales.

The Company has utilized and appropriately changed the name of Gateway Corporate Administration to Marshall Corporate Administration (“MCA”). MCA is a marketing and management company that utilizes new technology and personnel to facilitate market penetration directly to the end consumer and to provide management services directly related to the facilitation of rapid growth.

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

(d) - RECEIVABLE ESIP STOCK PLAN

Stock sales through the Employee Stock Incentive Plan (ESIP) sold at year end are reported as a receivable rather than negative equity provided they are received within 60 days after year end. There were no funds due at September 30, 2007.

(e) - INVENTORIES

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

Depreciation expense for the quarters ended September 30, 2007 and 2006 were $97,169 and $50,080, respectively.

(h) – INTANGIBLE ASSETS

Through the Company’s acquisition activities, intangible assets have been recorded in the financial statements. The Company performs annual impairment testing of its intangible assets under the provisions of statement of Financial Accounting Standards No. 142, using the expected present value technique as provided for by FASB Concepts Statement No. 7 “Using Cash Flow Information and Present Value In Accounting Measurements”.

(i) – OTHER ASSETS

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

(n) - EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are computed on a weighted average of shares issued and outstanding through the year. The only common stock equivalents relate to outstanding stock options (which have been measured to have immaterial fair value at September 30, 2007 and 2006); as a result, the common stock equivalents would be anti-dilutive. Therefore, basic and diluted EPS are the same.

(o) - ADVERTISING COSTS.

The Company conducts non-direct response advertising for which the costs are expensed when incurred. Total advertising costs of $5,350 and $ 17,980 were incurred for the periods ended September 30, 2007 and 2006, respectively.

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

(r) – CONCENTRATION RISK

The Company reports no significant concentrations.

(s) - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

(t) – BASIS OF PRESENTATION

The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2007 and the results of operations and cash flows for the nine months then ended.

NOTE 3 -RELATED PARTIES:

The company owes Rick Bailey CEO and Flo Ternes COO for shareholder loans and accrued payroll for services rendered the amounts of $282,508 and $93,300 respectively for a total of $381,808. These amounts have been properly reflected on the balance sheet and are a result of previous period activities.

The Company entered into an agreement December 12, 2003 with The Chelsea Collection Inc, a Nevada corporation ("Chelsea Collection") that was finalized on March 15, 2004 and later clarified on a few points on May 4, 2004. Chelsea Collection is majority owned by the officers. Chelsea Collection, in an agreement dated November 25, 2003, acquired among other things from GH3 and others all United States and Canada rights, trademarks, formulas and licenses of the GH3 skin care line. In the agreement the Company has with Chelsea Collection, the Company will have the opportunity to acquire the same skin care line from Chelsea Collection for virtually the same price and terms as Chelsea Collection is buying it from GH3. The terms of the agreement involves a purchase price of $4,000,000, payments are computed based on 15% of the gross sales less cost of goods sold with a minimum weekly payment of $10,000. Once the purchase price is paid, then a royalty of up to 15% of the gross sales less cost of goods sold steps into place and continues thereafter. The cost outlays have been charged to the statement of operations as a selling, general and administrative expense, which were $129,719 for the interim period of 2006 and $31,104 for the interim period ended September 30, 2007. No title or ownership passes to the Company or to Chelsea Collection until the November 25, 2003 agreement between Chelsea Collection and GH3 is satisfied, the payment of which is described in the prior paragraph. The Company has opted not to capitalize the purchase price. Therefore, all monies paid have been expensed. On September 29, 2006, The Chelsea Collection, Inc. changed its name to G-H-3 International, Inc (“GH3”).

The Company is responsible for all product research and development of the Chelsea Collection for current and future marketing as well as carrying inventory on all Marshall Holding’s products. An infomercial developed late in 2004 has been recorded as an asset under "Prepaid Advertising" in the amount of $230,573. This remained unchanged for the interim period ending September 30, 2007.  An assessment will be made during the fourth quarter of 2007 to determine the viability of the infomercial and timing of deployment.

NOTE 4 – EQUITY

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

During January1 through September 30, 2007 no stock was issued out of the ESIP plan. There are currently no shares issued and unsold under the ESIP plan.

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

As of September 30, 2007, the total remaining unissued shares under the RSP plans are 0.  All unissued shares were deregistered on May 25, 2007.

During January 1 through September 30, 2006, the Company issued 11,100,000,000 shares out of the RSP plan.

During January 1 through September 30, 2007 the company issued 22,400,000 shares out of the RSP plan.

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

During January 1 through September 30, 2006, the Company issued 170,000,000 shares of Series B preferred stock.

During January 1 through September 30, 2007 the company did not issue any shares of Series B preferred stock.

(d) RESTRICTED STOCK ISSUED TO OFFICERS (RELATED PARTY TRANSACTIONS):

During January 1 through September 30, 2006, the Company issued 20,000,000 restricted preferred A stock to officers.
During January 1 through June 30, 2007 the Company did not issue any restricted preferred A stock.  During June 2007, 57,000 shares of preferred A stock were converted to common stock. The company cancelled 2,000,000,000 shares of officers stock as a part of restructuring the officers holdings on June 4, 2007.

 During August 2007, 4,000,000 shares of preferred A stock were converted into 4,000,000,000 of common stock as noted below in common stock..

(e) COMMON STOCK

During January 1 through September 30, 2006, the company issued 11,100,000,000 shares out of the RSP plan for services rendered with a value of $2,725,000.

During January 1 through September 30, 2007, the company issued 22,400,000 shares out of the RSP plan for services rendered with a value of $397,350 and 5,000,000 shares of R144 stock with a value of $50,000. The company cancelled 2,000,000,000 shares of officers stock as a part of restructuring the officers holdings on June 4, 2007.
A Stock option was exercised that was from April of 2005 as a result there were 300,000,000 shares of free trading stock issued in August of 2007.  During August 2007, 4,000,000,000 shares of common stock were converted from preferred A stock.

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

Other Assets also include Cal-Bay International Stock Held for Investment resulting from a real estate transaction in 2004.

NOTE 6 – DEFERRED INCOME TAXES

The company has a significant income tax benefit that consists of a cumulative Net Operating Loss Carry forward in excess of $20,000,000. The company will not recognize the deferred tax asset of this benefit until it can provide evidence of sustained profitability as a result of its history of net operating losses in order to ascertain the viability of the deferred tax asset in accordance with FAS 109 paragraph 23.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

In the normal course of business the Company experienced a change in position by the Bureaus of Consumer Protection of Nevada and Maryland dealing with a now discontinued product the Company previously sold to the public. A settlement was made with the Maryland Attorney General on the investigation regarding a change in position by the Bureaus of Consumer Protection of Nevada and Maryland dealing with a now discontinued product the Company previously sold to the public. On May 4, 2006, Assurance of Voluntary Compliance documents were signed. This includes a Civil Penalty of $100,000 and restitution to consumers of $25,000. If the amount paid to consumers for claims is less than $25,000, the Civil Penalty will be increased to the difference between $25,000 and the amount paid in restitution. The Civil Penalty is payable in monthly installments of $5,000. The restitution paid was $9,164.85, so the additional Civil Penalty is $15,835.15.  The Company has accrued a liability as of December 31, 2006 in the amount of $125,000 for the above contingency.  The total unpaid Civil Penalty as of September 30, 2007 is $65,835.15.  Due to the limited cash available, several of the payments have not been made, however, arrangements have been made to continue the payments by Dec 1st , 2007 that will mitigate any additional legal action.

On January 11, 2001, the Company acquired approximately 76% of the outstanding shares of common stock of TRSG Corporation (“TRSG”). The Company sold its interests in TRSG as of December 31, 2002 for $15,000. At this time the Company also acquired all of the assets and accrued certain liabilities of TRSG. The creditors of TRSG continue to assert claims against the Company. Management is unable to estimate the possible loss exposure, but believes the ultimate losses would be minimal for the Company because the debts of TRSG paid by the Company are debts of TRSG and not the Company.

The Securities and Exchange Commission has filed complaints against Suburban Capital and the Company and its CEO. At this juncture, legal counsel is unable to predict what the possible outcome of these matters will be.

As of September 18, 2006, Management finalized negotiations, initiated in 2003, with the Internal Revenue Service ("IRS") to settle past taxes due. An agreement was reached that the compromise previously submitted to the IRS was withdrawn on July 24, 2006.  The offer deposit of $250,000 was to be credited as the initial installment payment.  A second installment payment of $75,000 was to be paid within 90 days of the agreement acceptance date, September 18, 2006.  Payments of $50,000 per month will begin in the fourth month after the acceptance date and will continue each month until the liability is paid in full, approximately 10 months.  The payments will be due by the 20th day of the month. The company has accrued a contingent liability for the above in the amounts of $594,057 and $537,336 for the quarters ended September 30, 2006 and 2007 respectively. The company is behind in making these payments due to the lack of cash and has been in contact making arrangements to extend the payment terms.

There has been a breech of contract suit filed by Global Media Corp., a company located in New York City, that alleges that a single meeting held on January 28, 2004 resulted in a series of agreements entered into by four entities for licensing and marketing of a hair removal product known as “Forever Gone”. Among those agreements, Plaintiff alleges that defendant Gateway Distributors, Ltd. agreed to pay $2,000,000 in Gateway stock for marketing and materials and services. Plaintiff thus claims that it assembled a team of consultants, provided materials, work, labor and services to defendant Gateway Distributors and that Gateway has failed to issue the stock. The plaintiff has not yet identified the so-called agreements, consultants, nominees and the work and materials allegedly delivered. The Plaintiff has confirmed that the so-called agreement with Gateway has never been reduced to writing. Rather, counsel represented that its claim of an agreement with Gateway is based upon a combination of verbal statements and miscellaneous albeit unidentified, writings.

Gateway asserts that it did not receive the consulting services and materials and expects the suit to be dismissed and is contemplating a counter suit against Global Media Inc.

NOTE 9- SUBSEQUENT EVENTS:

The Company arranged for debt financing in November of 2007 resulting in a Note Payable for $650,000 payable at 12% interest for six months. The Company to date has received $390,000 of the proceeds. The officers of the company pledged their preferred A series stock in the transaction.