Form 10-K
period 2007-12-31
MARSHALL HOLDINGS INTERNATIONAL, INC.
filed 2008-04-15
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File No.  000-27879

MARSHALL HOLDINGS INTERNATIONAL, INC.
(Exact name of issuer as specified in its charter)

Nevada	88-0301278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2555 East Washburn Road, North Las Vegas, Nevada	89081
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 317-2400

Securities registered pursuant to Section 12(b) of the Act:	None
(Title of class and name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:	Common stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Sections 13 or 15(d) of the Exchange Act.  Yes ☒ No ☐

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $674,236.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of April 10, 2008: 6,992,357,320.

Documents incorporated by reference:  None.

PART I
Item 1.	Description of Business.

Company Overview

As used herein the term (“Marshall”) refers to Marshall Holdings International, Inc., formerly Gateway Distributors, Ltd., a Nevada corporation, its subsidiaries and predecessors, unless the context indicates otherwise.  Marshall was originally incorporated in the State of Nevada on May 26, 1993.  Marshall markets and distributes different nutritional and/or health and wellness products.  The products, which Marshall sells, are intended to provide nutritional supplementation to the users; the products are not intended to diagnose, treat, cure or prevent any disease.

On August 15, 2002, Marshall acquired all equity interest in Los Cabos Freedom Movement, a Wisconsin LLC, d/b/a Grandma Hammans Specialty Foods (“Grandma Hammans”) for $217,500.  Marshall formed a wholly owned subsidiary, Grandma Hammans Specialty Foods (“Grandma Hammans”) on July 3, 2003 to run the wholesale operations of Marshall.

We formed a wholly owned subsidiary, The Right Solution Gateway, on January 7, 2003 to house the assets of TRSG Corporation and to run the retail operations of Marshall.

On April 30, 2004, we formed a wholly owned subsidiary, Gateway Venture Holdings, Inc. (“GVH”).  Our Las Vegas property and fixed assets of Marshall are recorded in this subsidiary.

Also on April 30, 2004, Marshall formed a wholly owned subsidiary, Aspen Cove Resort Incorporated to run the operations of Aspen Cove Resort (formerly Beaver Dam Lodge) located near Panguitch, Utah.  The lodge had been purchased on April 15, 2004 and was owned by GVH.

On May 30, 2004, an agreement was signed with Quality Distribution Services of Nevada to create a new corporation, Quality Distribution Services of Arizona, Inc. (“QDS”).  QDS was incorporated in Nevada on June 7, 2004 and was 51 percent owned by Marshall.  QDS was a wholesale beverage distributor in the Phoenix, Arizona area.  During 2005, Marshall elected not to recognize QDS as an equity position, but as an investment.  The corporation has since been revoked and not in business.

On November 30, 2004, Marshall formed a wholly owned subsidiary, Marshall Corporate Administration, Inc (“MCA”), formerly Gateway Corporate Administration which is engaged in marketing and management services.

In December 2004, we moved our corporate office and warehouse location to 3220 Pepper Lane, Las Vegas, Nevada 89120.

On December 21, 2004, Marshall entered an Asset Purchase Agreement to purchase 51 percent of Los Cabos Beverage then owned by Blaine Wendtland (“Wendtland”).  The 51 percent interest in Los Cabos Beverage and its assets were acquired by Marshall in exchange for Wendtland receiving all rights to Grandma Hammans GHF product and Wendtland assuming and paying off the debt of $193,833 owing to Los Cabos Freedom Movement LLC and Ed Wendtland.

On December 30, 2004, Marshall formed a 51 percent owned subsidiary, Los Cabos Beverage Inc. (“LCB”) to handle the operations of the sale of private label water.

On February 28, 2005, Marshall entered into an agreement with Blaine Wendtland wherein he assumed all ownership and obligations of Los Cabos Beverage and Marshall terminated its commitments and relationships with Los Cabos Beverage and Blaine Wendtland.

On June 2, 2005, Marshall sold it’s wholly owned subsidiary, Aspen Cove Resort Incorporated, in combination with selling the building and real estate on which the resort is located.

On September 30, 2005, Marshall sold its building and real estate which housed its warehouse and corporate offices located 3220 Pepper Lane, Las Vegas, Nevada 89120.

On March 13, 2006, Marshall purchased a smaller commercial property located at 2555 East Washburn Road, North Las Vegas, Nevada.  Our operations and warehouse are operating out of the new facilities.

On June 30, 2006, Marshall purchased all of the operations and assets of Marshall Distributing Company in Salt Lake City, Utah.  Marshall Distributing distributes over 150 different manufacturers lines of over 6,000 natural health products.

On August 31, 2006, Marshall formed a wholly owned subsidiary Mountain West Holdings, Inc. to facilitate the website and e-commerce operations.

Corporate Offices

Marshall’s executive office is located at 2555 East Washburn Road, North Las Vegas, Nevada 89081 as of the date of this filing.  The telephone number to call for information remains (702) 317-2400.

Business Operations

Marshall is a company dedicated to providing life enhancing products and services through modern distribution channels and technology.  Marshall’s has strategically positioned itself for growth and expansion into the market place for the development, marketing and sales of wellness products and services.

We have three principal subsidiaries.  The first is The Right Solution Gateway.  The Right Solution Gateway is a network marketing company that sells whole food nutrition, health and dietary supplements and skin care products throughout North America, Russia, Japan and Indonesia.  We believe that through special blends, whole foods, such as grains and vegetables, can be combined to help produce optimum health.  The right solution owns and maintains many original and proprietary supplement formulations.

The Right Solution Gateway’s products are marketed through a network marketing system within the United States and wholesale personal import sales outside the United States.  Network marketing enables Marshall’s independent distributors in the United States to earn profits by selling our products to retail consumers.  Distributors may also develop their own distributor downline organizations by sponsoring others to do business in any market where The Right Solution Gateway operates, entitling the sponsors to receive overrides or commissions (cash incentives, including royalties and bonuses) on product sales within their downline organizations.

Management believes that its network marketing system is ideally suited to its products, which emphasize a healthy lifestyle, because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, most of whom use The Right Solution Gateway’s products themselves.  The Right Solution Gateway’s network marketing system appeals to a broad cross-section of people, particularly those seeking to supplement family income, start a home-based business, or pursue employment opportunities other than conventional, full-time employment.

The second principal subsidiary is Marshall Distributing, a natural products distribution company that has been in business since 1974 and has sold into over 3,500 health food stores, pharmacies and medical offices around the country not to mention doing complete order fulfillment for many up and coming on-line stores.  Marshall Distributing carries over 6,000 natural products and supplements comprising over 150 manufactures.  Our unique product mix consists of a wide variety of natural products ranging from popular herbs and health supplements to body care and fitness.  Marshall Distributing offers complete lines of teas, herbs, vitamins, health foods, minerals, homeopathic remedies, natural cosmetics, skin care, pet care, cold & wellness products, weight management products, and much more.

Marshall Distributing carries the top branded natural products and because of its long standing in the market as a natural product distributor can offer many popular lines that are now unattainable from other sources.  Just a few of those manufacturers are names such as Nature’s Way, Twin Labs, Dr. Christopher’s, Celestial Seasoning, Natrol, Nature’s Answer, Spectrum, Xlear, American Health, Hyland’s, and many more.  Marshall Distributing recently launched its proprietary formulations of condition specific herbal supplements under its Home Harvest label.

Over the years Marshall Distributing has established product mix that has a proven track record.  It is continually searching for the best, most reputable products on the market.  Constantly tracking sales and watching the industry from the inside it can bring in only the most popular products with proven results and good margins.

Marshall Distributing sets itself apart with a reputation in the natural products industry going back over 30 years while looking forward by creating unique channels of wholesale and retail distribution for its already popular product mix.

Additionally, Marshall Distributing has reconfigured its warehouse and optimized for small order product movement.  This optimization has positioned Marshall Distributing as a fulfillment house for natural products and supplements.  Marshall Distributing is already functioning as fulfillment house for multiple web-sites looking to get away from product inventory and shipping.  These web-sites are at various stages of development and do take time to get going but have the potential to create exponential sales opportunities for Marshall Distributing’s product mix.  Through technological advances in Marshall Distributing’s systems (API Interface) these outside sites can also be linked directly to its back end order processing and inventory.

The third principal subsidiary is Mountain West Holdings.  Mountain West Holdings owns an e-commerce platform that facilitates online sales of products through web-sites.  It contains Web Health Stores that provides the actual online or virtual storefronts for customers.  This platform fully integrates with Marshall Distributing fulfillment center.  Sales of products, through this platform, continue to grow and add additional benefits for the customer base.

Marshall has other subsidiaries with the intention of having a diversified base to allow revenue from additional sources which should enhance Marshall’s ability to benefit from other types of resources.  These subsidiaries are Gateway Venture Holdings Inc. and Marshall Corporate Administration.

Products

The Right Solution Gateway markets and distributes different nutritional and/or health and skin care products.  The nutritional/health products, which The Right Solution Gateway sells, are intended to provide nutritional supplementation to the users; the products are not intended to diagnose, treat, cure or prevent any disease.

The Right Solution Gateway’s top selling products are:

•	Body Gard with Lactoferrin

•	Femme

•	Fulvic Factor

•	Lifetonic

•	LifeZymePlus

•	Master Formula Powder

•	Natural Immunity

•	New Life Corrective A, B and C

•	Superfood (Powder and Capsules)

Services

Product Return Policy for Retail Customers.  The Right Solution Gateway has a 100% money-back guarantee on all of its products for retail customers.  It is the responsibility of each Team Member to refund the purchase price to any unsatisfied customer.  The customer’s request must be made within 30 days of the date of the product purchase to be valid.  If the product was used, the empty or partially filled container must be returned to The Right Solution Gateway.  Upon receipt of the container and a copy of the customer’s retail sales receipt with their name, address and telephone number, The Right Solution Gateway will promptly send a replacement to the Team Member.  The Right Solution Gateway does not make cash refunds.  The Right Solution Gateway’s product return policy for retail customers has been approved by the Direct Selling Association (the “DSA”), a national industry trade organization of network marketing companies whose objective is to provide aid, support and guidance to the network marketing industry.

Product Return Policy for Team Members.  A Team Member who is dissatisfied with a product may request a refund or credit within 30 days of the date of the product’s purchase.  Full, partially full, and empty bottles are eligible for refund.  However, only one partially filled or empty container per individual product will be honored.  Unused products purchased during this same period are eligible for a refund if they are in the original packaging, factory sealed, and in resalable condition.  Shipping expenses are not eligible for refund.  The Right Solution Gateway’s product return policy for Team Members has been approved by the DSA.

Markets

Based on Information Resources, Inc. data for retailers, health and natural store sales-tracking surveys, company sales data, internet data, and figures appearing in the trade press, it is estimated that United States retail sales of nutritional supplements totaled over $5 billion in 2007 and predicted 7% overall annual gains through 2009.

Overall, 56% of US adults use supplements.  About 34% of total adults use supplements once a day.  About 7% of total adults use supplements more than once daily.  The top indicator for use of supplements is age.  Among supplement users overall, 55 to 72-year olds are the prime bracket, followed closely by adults age 73 or over.  This over-representation sharpens among consumers who use supplements once or more a day: adults age 73 or over show the highest propensity to use supplements once a day followed by those age 55-72, while adults age 55-64 show the highest propensity to use supplements more than once a day.

Nutritional supplements are currently sold in various market places including mass market, natural food stores, multi level, and on the internet.  The largest sales gains are expected in the mass market and through the Internet.  With over 220 million North Americans now on-line, Internet sales are slated for 20% to 30% growth through 2010.

Products clearly identified as condition-specific continue to attract a larger following, having increased their share of total tracked sales of nutritional supplements by 2% of the last 4 years and have increased their sales by 56%, compared with an overall market sales increase of 7%.

At least 1000 companies market nutritional supplements in the United States, although relatively few manage even a single point of market share.  While still highly fragmented overall, the competition is more concentrated at the mass-market level than at the health/natural store level, with private-label products now accounting for approximately one-third of the mass-market sales.  During the past five years, private label has increased its collective share of the overall market by nearly two percentage points, from 28% to 29.9% - more than triple the share of any of its nearest branded competitors.

We feel that aging “Boomers” – with their relative affluence and strong interest in preventive health measures – are the driving force behind the nutritional supplements market, and age-related condition-specific products will continue to proliferate in the years ahead.  Joint and bone health, eye and brain health, heart health, immune support, menopausal conditions, sexual dysfunction, and sagging skin all represent opportunities for companies to develop and market important products.  Given the overweight/obesity epidemic in this country, weight-related conditions and diabetes will also push to the forefront of trends in age-related products, right up there with osteoporosis prevention and cholesterol control.  At the same time, supplement marketers will focus increasingly on the younger set, a market set still largely untapped, and one that in many other markets is viewed as essential to court in order to develop life-long customers.

Distribution and Marketing

The Right Solution Gateway’s products are distributed primarily through a network marketing system, consisting of a network of distributors.  Distributors are generally independent contractors who purchase products directly from The Right Solution Gateway for personal use or for resale to consumers within the United States.  Distributors may elect to work on a full-time or part-time basis.  The Right Solution Gateway believes that its network marketing system appeals to a broad cross-section of people, particularly those seeking to supplement family income, start a home-based business or pursue employment opportunities other than conventional, full-time employment and that a majority of its distributors work on a part-time basis.  The Right Solution Gateway believes that its network marketing system is ideally suited to marketing its products because ongoing personal contact between consumers and distributors strengthens sales of such products.

Within the United States, distributors may earn profits by purchasing The Right Solution Gateway’s products at wholesale prices (which are discounted 40 percent from suggested retail prices) and selling The Right Solution Gateway’s products to customers at suggested retail prices.  All distributors, who sponsor new distributors and establish their own downline organizations may earn commissions on product sales on their downline.

To become a distributor, a person must be sponsored by an existing distributor, pay an annual fee (which is currently $15.00), and be placed into a Tracking Center, which is a point from which The Right Solution Gateway “tracks” the sales volume of the distributor and the sales volume of a distributor’s downline organization.  Each distributor has three legs in their organization and commissions are based on volume requirements for these three legs.  The strongest performing leg is the first leg, the second strongest is the second leg and all other legs make up the third leg.  In order to receive any commissions or bonuses a distributor must make an initial purchase of $100 in personal purchase volume.  To maintain qualification for any commissions or bonuses, a distributor must purchase a minimum of $100 to $150 depending on total volume of The Right Solution Gateway’s products every month.  All distributors are allowed to participate in The Right Solution Gateway’s growth by sponsoring new distributors.

The Right Solution Gateway computes the wholesale volumes purchased at the close of each business day during the month.  Commissions are paid monthly based on the qualifying level.

Additional bonus money can be earned through the Right Start Program.  A distributor may sign up for an “Autoship Program” which helps protect distributors from losing qualification by automatically shipping them a qualifying order monthly.  In addition, when a distributor signs up for the Autoship Program, the distributor becomes qualified to receive a bonus (the “Right Start Bonus”) for each new personally sponsored distributor.  The amount of the Right Start Bonus will be 50 percent of the new distributor’s first order.

The Right Solution Gateway maintains a computerized system for processing distributor orders and calculating distributor commission and bonus payments, which enables it to remit such payments to distributors monthly.  The Right Solution Gateway believes that prompt remittance of commission is vital to maintaining a motivated network of distributors and that its distributors’ loyalty to The Right Solution Gateway has been enhanced by The Right Solution Gateway’s history of consistently making commission and bonus payments on a scheduled basis.

Internet.  The Right Solution Gateway maintains a site on the Internet at “www.rightsolution.com.”  The Right Solution Gateway has enhanced the system to allow on-line ordering and volume checks by the distributors.

Marketing.  Each distributor is responsible for sales of The Right Solution Gateway’s product within his or her downline.  The Right Solution Gateway relies on word of mouth and testimonials from previous or existing customers for its primary advertising.  The Right Solution Gateway has developed sales materials, which have been professionally prepared by a graphic designer and reviewed for DSA and regulatory compliance.  These sales materials include product descriptions.

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

Product Distribution.  Marshall’s products are distributed to all markets from Marshall’s warehouse located in Las Vegas, Nevada or the Distributions Center in Salt Lake City, Utah.

Competition

The Right Solution Gateway is subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market nutritional, health and dietary supplements, as well as those, which market other types of products.  Some of The Right Solution Gateway’s competitors are substantially larger and have available considerably greater financial resources than Marshall.  The Right Solution Gateway’s ability to remain competitive depends, in significant part, on The Right Solution Gateway’s success in enrolling and retaining distributors through an attractive compensation plan and other incentives.  The Right Solution Gateway believes that its bonus availability program, recognition and rewards program, and other compensation and incentive programs provide its distributors with significant earning potential.  However, there can be no assurance that The Right Solution Gateway’s programs for recruitment and retention of distributors will be successful.

The multilevel marketing plan “Every One Wins” is designed to expedite the possibility of earning monthly incomes while the distributor builds a business, where most companies take months for their distributors to realize comparable incomes.  The average person in this industry can start as a distributor for The Right Solution Gateway and realize income rather quickly.

The market for nutritional, health, and dietary supplements is characterized by extensive competition, frequent new product introductions, short product life cycles, rapid price declines, and eroding profit margins, and changing customer preferences.  This market segment includes numerous manufacturers, distributors, marketers, retailers, and physicians that actively compete for the business of consumers, both in the United States and Canada.  The market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market.  The Right Solution Gateway expects to continue to face substantial competition in its efforts to successfully capture a significant share of the market.  There are a number of companies that currently offer competing products, and it can be expected that other companies will introduce additional competing products in the future.  In addition, there are a variety of channels of distribution for nutritional supplements other than through network marketing and distribution systems, including direct response marketing, specialty retail health and nutrition stores, drug stores, and supermarkets.  Many of The Right Solution Gateway’s existing and potential competitors have greater financial, marketing, distribution, and research capabilities than Marshall.  The performance of Marshall will depend on its ability to develop and market new products that can gain customer acceptance and loyalty, as well as its ability to adapt its product offerings to meet changing pricing considerations and other market factors and diversify its distribution channels through wholesale retail locations and Internet stores.

Product Manufacturing and Development

Marshall anticipates continuing to expand its product line through the development of new products.  New product ideas are derived from a number of sources, including trade publications, scientific and health journals, Marshall’s executives, staff, consultants, and outside parties.  In addition, local counsel and other representatives are retained by Marshall to investigate product formulation matters as they relate to regulatory compliance and other issues.

All of Marshall’s products are provided by outside companies.  Marshall has agreements in place with all of its current manufactures that assure availability for it anticipated growth.  Marshall’s ownership of product formulations and trademarks for substantially all of Marshall’s nutritional products gives Marshall a great deal of protection from competition.

Marshall’s ability to enter new markets and sustain satisfactory levels of sales in each market has been in the past and is likely to continue to be dependent in significant part upon its own ability and the ability of its manufacturers to develop new products and reformulate existing products for introduction into Marshall’s markets.  Since 1998, Marshall has significantly expanded its in-house product research and development and product formulation staff, which now consists of an employee of Marshall, its Medical Advisory Board, outside advisor, and manufacturers, who are increasingly involved in such activities.

Marshall owns the proprietary rights to substantially all of its health and nutritional supplements, formulations and trademarks for The Right Solution subsidiary.  In addition Marshall also owns the proprietary rights to many of its nutritional supplement formulations and trademarks for Marshall Distributing subsidiary.  Marshall has formed several alliances with its manufacturers to assure, among other things, that the products are organically grown and that inventory levels will remain constant.

Insurance

Although Marshall does not engage in the manufacture of any of the products it markets and sells, Marshall could be exposed to product liability claims.  Marshall has not had any such claims to date.  Although Marshall maintains a limited amount of liability insurance, each of Marshall’s manufacturers provides additional insurance of at least $2 million covering products, which Marshall sells.  There can, however, be no assurance that Marshall will not be subject to claims in the future or that available insurance coverage will be adequate.  A partially or completely uninsured claim against Marshall, if successful and of sufficient magnitude, would have a material adverse effect on Marshall.

Trademarks

Marshall has received federal trademark registration for THE RIGHT SOLUTION® and has applied for federal trademark registration for PURAME® and HOME HARVEST®.  Marshall intends to continue to seek trademark protection for a number of the products and brand names under which Marshall’s products are marketed, where applicable.  There can be no assurance that such protection will be obtained.  Marshall will be required to rely upon common law concepts of confidentiality and trade secret laws to protect its product formulations.  There can be no assurance that the foregoing will protect the formulations or provide adequate remedies for Marshall in the event of unauthorized use or disclosure of such formulations, or that others will not be able to independently develop such formulations.  Marshall’s product formulations are not protected by patents and are generally not patentable.  Marshall intends to obtain international trademarks as Marshall enters foreign markets.  Trademark registrations are either issued or pending in the United States Patent and Trademark Office and in comparable agencies in many other countries.  Marshall considers its trademarks and trade names to be an important factor in its business.

Government Regulation

Marshall is subject to and affected by extensive laws, governmental regulations, administrative determinations, court decisions, and similar constraints (as applicable, at the federal, state and local levels) including, among other things, regulations pertaining to:

•	The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of Marshall’s products;

•	Product claims and advertising (including direct claims and advertising by Marshall as well as claims and advertising by distributors, for which Marshall may be held responsible);

•	Marshall’s network marketing system;

•	Transfer pricing and similar regulations that affect the personal import laws; and

•	Taxation of distributors, which in some instances may impose an obligation on Marshall to collect the taxes and maintain appropriate records.

The formulation, manufacturing, packaging, storing, labeling, advertising, distribution, and sale of Marshall’s products are subject to regulation by one or more governmental agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the United States Department of Agriculture (“USDA”), the Environmental Protection Agency (“EPA”) and the United States Postal Service.  Marshall’s activities are also regulated by various agencies of the states and localities.  The FDA, in particular, regulates the formulation, manufacture, and labeling of foods and dietary supplements, such as those distributed by Marshall.  FDA regulations require manufacturers and distributors of certain products to meet relevant good manufacturing practice (“GMP”) regulations for the preparation, packing and storage of these products.  GMP’s for dietary supplements have yet to be promulgated, but are expected to be proposed.  Marshall does not anticipate that the promulgation of any GMP’s for dietary supplements would have a material impact on Marshall.

The 1994 Dietary Supplement Health and Education Act (“DSHEA”) revised the provisions of the Federal Food, Drug and Cosmetic Act (“FFDCA”) concerning the composition and labeling of dietary supplements and, Marshall believes, is generally favorable to the dietary supplement industry.  The legislation creates a new statutory class of “dietary supplements.”  This new class includes vitamins, minerals, herbs, amino acids, and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with certain limitations, dietary ingredients that were on the market before October 15, 1994.  A dietary supplement which contains a new dietary ingredient (i.e., one not on the market before October 15, 1994) will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe.  Manufacturers of dietary supplements that make certain types of statements on dietary supplements, including certain product performance claims, must have substantiation that such statements are truthful and not misleading.

The majority of the products marketed by Marshall are classified as dietary supplements under the FFDCA.  In addition, the adoption of new regulations in any of Marshall’s markets, or changes in the interpretation of existing regulations, could have a material adverse effect on Marshall.  In September 1997, the FDA issued regulations governing the labeling and marketing of dietary supplement products.  The regulations cover the following:

•	The identification of dietary supplements and their nutrition and ingredient labeling;

•	The terminology to be used for nutrient content claims, health content claims, and statements of nutritional support;

•	Labeling requirements for dietary supplements for which “high potency” and “antioxidant” claims are made;

•	Notification procedures for statements on dietary supplements; and

•	Pre-market notification requirements for new dietary ingredients in dietary supplements.

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

In addition, in certain markets, including the United States, claims made with respect to dietary supplements or other products of Marshall may change the regulatory status of the products.  In the U.S., for example, it is possible that the FDA could take the position that claims made for certain of Marshall’s products place those products within the scope of an FDA “over-the-counter” (“OTC”) drug monograph.  OTC monographs prescribe permissible ingredients and appropriate labeling language, and require the marketer or supplier of the products to register and file annual drug listing information with the FDA.  In the event that the FDA asserted that product claims for some of Marshall’s products caused them to fall within the scope of OTC monographs, Marshall would be required either to comply with the applicable monographs or change the claims made in connection with the products.  There can be no assurance that Marshall could do so effectively, or that any such changes would not adversely affect sales and marketing of an affected product.  Marshall’s substantiation program involves compiling and reviewing the scientific literature pertinent to the ingredients contained in Marshall’s products.

As a marketer of food and dietary supplements and other products that are ingested by consumers, Marshall is subject to the risk that one or more of the ingredients in its products may become the subject of adverse regulatory action.  For example, on April 10, 1996, the FDA issued a statement warning consumers not to purchase or ingest dietary supplements containing ephedrine (found in the ingredient Ma Huang) that are claimed to produce such effects as euphoria, heightened awareness, increased sexual sensations, or increased energy, because these products pose significant adverse health risks, including dizziness, headache, gastrointestinal distress, irregular heartbeat, heart palpitations, heart attack, strokes, seizures, psychosis, and death.  Marshall does not market either of its products containing Ma Huang (Trim Easy and Trim Easy Plus) with any of these claims.  On June 4, 1997, the FDA issued a proposed regulation for dietary supplements containing ephedrine alkaloids.  The proposed regulation would prohibit dietary supplements containing eight milligrams or more of ephedrine alkaloids per serving, and would not permit such products to contain any other stimulant, diuretic, or laxative ingredients.  In addition, labeling of supplements would be prohibited from suggesting or recommending conditions of use that would result in an intake of eight milligrams or more of ephedrine alkaloids within a six-hour period, or a total daily intake of 24 milligrams or more.  The FDA proposal would also require a warning not to take the product for more than seven days, and would prohibit the supplements from being represented, either expressly or implicitly, as being suitable for long-term uses, such as for weight loss or body building.  Similarly, claims for increased energy, increased mental concentration, or enhanced well- being that encourage the consumer to take more of the product to achieve more of the purported effect would be required to be accompanied by a warning stating that taking more than the recommended serving may cause a heart attack, stroke, seizure, or death.

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

Some of the products marketed by Marshall are considered conventional foods and are currently labeled as such.  Both this category of products and dietary supplements are subject to the Nutrition Labeling and Education Act (“NLEA”), and regulations promulgated there under, which regulates health claims, ingredient labeling, and nutrient content claims characterizing the level of a nutrient in the product.

The FTC, which exercises jurisdiction over the advertising of all Marshall’s products, has in the past several years; instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products.  These enforcement actions have resulted in consent decrees and monetary payments by the companies involved.  In addition, the FTC has increased its scrutiny of the use of testimonials, such as those, which are utilized by Marshall.  While Marshall has not been the target of FTC enforcement action for the advertising of its products, there can be no assurance that the FTC will not question Marshall’s advertising or other operations in the future.  In November 1998, the FTC issued a guide for the dietary supplement industry, describing how the FTC applies the law, which it administers to dietary supplements advertisements.  It is unclear whether the FTC will subject such advertisements, including those of Marshall, to increased surveillance to ensure compliance with the principles set forth in the guide.

The Right Solution Gateway’s principal suppliers are American Nutritional Corporation, Best Formulations, Botanical Blessings, Nutranomics, Paragon Labs and Robinson Pharma.  Lead times for product delivery range from four to 10 weeks.

Through its manuals, seminars, and other training materials and programs, Marshall attempts to educate its distributors as to the scope of permissible and impermissible activities in each market.  Marshall also investigates allegations of distributor misconduct.  However, Marshall’s distributors are independent contractors, and Marshall is not able to directly monitor all distributor activities.  As a consequence, there can be no assurance that Marshall’s distributors will comply with applicable regulations.  Misconduct by distributors could have a material adverse effect on Marshall in a particular market or in general.

In markets outside the United States, including Japan, prior to commencing operations or marketing its products, Marshall may be required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency.  Approvals or licensing may be conditioned on reformulation of Marshall’s products for the market or may be unavailable with respect to certain products or product ingredients.  Marshall must also comply with local product labeling and packaging regulations that vary from country to country.

Marshall is unable to predict the nature of any future laws, regulations, interpretations, or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future.  They could, however, require the reformulation of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and additional scientific substantiation regarding product ingredients, safety or usefulness.  Any or all such requirements could have a material adverse effect on Marshall’s results of operations and financial condition.

Network Marketing System

Marshall’s network marketing system is subject to a number of federal and state regulations administered by the FTC and various state agencies.  Regulations applicable to network marketing organizations are generally directed at ensuring that product sales are ultimately made to consumers and that advancement within such organizations be based on sales of the organizations’ products rather than investments in the organizations or other non-retail sales related criteria.  For instance, in certain markets there are limits on the extent to which distributors may earn commissions on sales generated by distributors that were not directly sponsored by the distributor.  Where required by law, Marshall obtains regulatory approval of its network marketing system or, where such approval is not required the favorable opinion of local counsel as to regulatory compliance.  However, Marshall remains subject to the risk that, in one or more of its markets, its marketing system could be found not to be in compliance with applicable regulations.  Failure by Marshall to comply with these regulations could have a material adverse effect on Marshall in a particular market or in general.

Marshall is also subject to the risk of private party challenges to the legality of its network marketing system.  For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the “multi-level marketing” program of Omnitrition International, Inc. (“Omnitrition”) was challenged in a class action by certain Omnitrition distributors who alleged that Omnitrition was operating an illegal “pyramid scheme” in violation of federal and state laws.  Marshall believes that its network marketing system satisfies the standards set forth in the Omnitrition case and other applicable statutes and case law defining a legal marketing system, in part based upon significant differences between Marshall’s marketing system and that described in the Omnitrition case.  Further, it is an ongoing part of Marshall’s business to monitor and respond to regulatory and legal developments, including those that may affect its network marketing system.  However, the regulatory requirements concerning network-marketing systems do not include “bright line” rules and are inherently fact-based.  An adverse judicial determination with respect to Marshall’s network marketing system could have a material adverse effect on Marshall.  Among other things, such a determination could require Marshall to make modifications to its network marketing system, result in negative publicity or have a negative impact on distributor morale.  In addition, adverse rulings by courts in any proceedings challenging the legality of multi-level marketing systems, even in those not involving Marshall, could have a material adverse effect on Marshall.

The Right Solution Gateway has had correspondence with the State of South Dakota which indicates that the multilevel marketing program does not violate any portion the South Dakota Business Opportunity Act.  The company is free to offer and sell its business opportunity in South Dakota and is not required to register with the state.

Compliance Procedures

As indicated above, Marshall, its products and its network marketing system are subject, both directly and indirectly through distributors’ conduct, to numerous federal, state, and local laws and regulations in all its markets.  In order to assist Marshall in achieving and maintaining compliance with these numerous laws and regulations, Marshall has hired a local Las Vegas firm to handle all compliance issues.  This firm has expertise in rules and regulations governing our industry.

In 1996, Marshall began to institute formal regulatory compliance measures by developing a system to identify specific complaints against distributors and to remedy any violations by distributors through appropriate sanctions, including warnings, suspensions and, when necessary, terminations.  In its manuals, seminars and other training programs and materials, Marshall emphasizes that distributors are prohibited from making therapeutic claims for Marshall’s products.

Marshall’s general policy regarding acceptance of distributor applications from individuals who do not reside in one of Marshall’s markets is to refuse to accept such individual’s distributor application.

In order to comply with regulations that apply to both Marshall and its distributors, Marshall conducts considerable research into the applicable regulatory framework prior to entering any new market to identify all necessary licenses and approvals and applicable limitations on Marshall’s operations in that market.  Marshall devotes substantial resources to obtaining such licenses and approvals and bringing its operations into compliance with such limitations.  Marshall also researches laws applicable to distributor operations and revises or alters its distributor manuals and other training materials and programs to provide distributors with guidelines for operating a business, marketing, and distributing Marshall’s products and similar matters, as required by applicable regulations in each market.  Marshall, however, is unable to monitor its supervisors and distributors effectively to ensure that they refrain from distributing Marshall’s products in countries where Marshall has not commenced operations, and Marshall does not devote significant resources to such monitoring.  In the event that Marshall discovers distributor misconduct, it imposes disciplinary measures against the distributor ranging from probation to expulsion.

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

It is an ongoing part of Marshall’s business to anticipate and respond to such new and changing regulations and make corresponding changes in Marshall’s operations to the extent practicable.  However, while Marshall devotes considerable resources to maintaining its compliance with regulatory constraints in each of its markets, there can be no assurance that Marshall would be found to be in full compliance with applicable regulations in all of its markets at any given time or that the regulatory authorities in one or more markets will not assert, either retroactively or prospectively or both, that Marshall’s operations are not in full compliance.  Such assertions or the effect of adverse regulations in one market could negatively affect Marshall in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets.  Such assertions could have a material adverse effect on Marshall in a particular market or in general.  Furthermore, depending upon the severity of regulatory changes in a particular market and the changes in Marshall’s operations that would be necessitated to maintain compliance, such changes could result in Marshall experiencing a material reduction in sales in such market or determining to exit such market altogether.  In such event, Marshall would attempt to devote the resources previously devoted to such market to a new market or markets or other existing markets, but there can be no assurance that such transition would not have an adverse effect on Marshall’s business and results of operations either in the short or long term.

Research and Development

The amount we have spent for research and development over the pat two years is negligible and not applicable at this time.

Environmental Protections

We are subject to various environmental laws pertaining to the disposal of waste.  We contract for disposal of our waste with a licensed disposal facility.  We do not expect to incur liabilities related to compliance with environmental laws; however, we cannot make a definitive prediction.  The costs we incur in disposal of waste have not been significant.

Employees

Marshall’s future financial success depends to a large degree upon the efforts of Messrs. Bailey, Ternes, and Plante, our officers and directors.  Messrs. Bailey, Ternes and Plante have played major roles in developing and executing Marshall’s business strategy.  The loss of Messrs. Bailey, Ternes or Plante could have an adverse effect on Marshall’s business and chances for profitable operations.  While Marshall intends to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that Marshall will be successful in attracting and retaining the persons needed.  If Marshall does not succeed in retaining and motivating the current employees and attracting new high quality employees, Marshall’s business could be adversely affected.  Marshall does not maintain key man life insurance on the lives of Messrs. Bailey, Ternes or Plante.

We currently employ 16 people consisting of 14 full time employees and 2 part time employees.  We also maintain independent consultants for other aspects of our business.  As Marshall grows, we will need to attract an unknown number of additional qualified employees.  Although Marshall has experienced no work stoppages and believes the relationships with employees are good, Marshall could be unsuccessful in attracting and retaining the persons needed.  None of the employees are currently represented by a labor union.  Marshall expects to have a ready source of available labor to support growth.

Related Business Strategy

As a company that acquires or creates companies that have potential to grow in revenue to provide an opportunity in the field of distribution of products or services that enhance the lives of individuals through modern technology, Marshall’s current purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to Marshall by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934, as amended.  Marshall does not restrict its search to any specific business; industry or geographical location and may participate in a business venture of virtually any kind or nature.

Marshall may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes.  Marshall may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.  Marshall will continue to seek out potential merger candidates, acquisitions or business opportunities that enable expansion of market channels for distribution and sales of product to benefit and enhance the lives of individuals around the world.

As part of Marshall’s investigation of potential merger candidates, Marshall’s officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of Marshall’s financial resources and management expertise.  The manner in which Marshall participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of Marshall and other parties, the management of the opportunity, Marshall’s relative negotiation strength and that of the other management.

Marshall intends to concentrate on identifying preliminary prospective business opportunities that may be brought to Marshall’s attention through present associations of its officers and directors, or by stockholders.  In analyzing prospective business opportunities, Marshall will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact Marshall’s proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors.

Marshall’s officers and directors will meet personally with management and key personnel of the business opportunity as part of the investigation.  Marshall will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction, as required by the Exchange Act.

Marshall will not restrict its search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or which is in essentially any stage of its corporate life.  It is impossible to predict at this time the status of any business in which Marshall may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which Marshall may offer.

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

All share and per share amounts presented in Marshall’s financial statements which are part of this Annual Report on Form 10-K have been restated retroactively to reflect the reverse splits as if they had occurred on the first day of the first period presented, or January 1, 2007.  However, all share and per share amounts have not been restated retroactively to reflect the reverse splits in the narrative portion of this Annual Report on Form 10-K.  Consequently, the retroactive restatement may cause some apparent inconsistencies between the narrative portion of this Annual Report on Form 10-K and Marshall’s other filings with the Securities and Exchange Commission on one hand, and the financial statements and accompanying notes forming part of this Annual Report on Form 10-K on the other hand.

Marshall Financial Results May be Affected by Factors Outside of Management’s Control

Marshall’s future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside management’s control.  Marshall’s anticipated expense levels are based, in part, on estimates of future revenues and may vary from the projections.  Marshall may be unable to adjust spending rapidly enough to compensate for any unexpected revenue shortfall.  Accordingly, any significant shortfall in revenues in relation to Marshall’s planned expenditures would materially adversely affect business, operating results, and financial condition.

Management cannot predict with certainty Marshall’s revenues and operating results.  Further, we believe that period-to-period comparisons of operating results are not necessarily a meaningful indication of future performance.

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The registrant purchased an office building and warehouse facility located at 2555 East Washburn Road, North Las Vegas, Nevada 89081 in March 2006 for a purchase price of $1,200,000.  The purchase price was paid in the form of cash in the amount of $50,000 and a promissory note in the amount of $1,150,000.  As of the date of this report, the registrant owes $956,250 on the promissory note.  We do not lease any property for office or warehouse use.  We believe that all of our facilities are adequate for our current operations.  We expect that we could locate other suitable facilities at satisfactory rates, should we need more or alternative space.

Item 3.	Legal Proceedings.

Suburban Capital Corporation v. Gateway Distributors, Ltd., Rick Bailey and Flo Ternes, and Neptune Communications, Case No. 03-CV-7559.  On August 13, 2003, Suburban Capital Corporation filed a civil action in the Circuit Court of DuPage County, Illinois against our wholly-owned subsidiary, Marshall Distributors, and two of its officers, Richard A. Bailey and Florian R. Ternes.  On December 15, 2003, U.S. District Judge Charles R. Norgle, Sr., granted the registrant’s Notice of Removal and removed the case to the United States District Court for the Northern District of Illinois.  Gateway Distributors, Ltd. changed its corporate name to Marshall Holdings International, Inc. on December 4, 2006.

Suburban Capital’s complaint alleges breach of contract and fraud claims.  Suburban Capital seeks a declaratory judgment regarding the validity of an alleged advisor agreement with Gateway, specific performance of that agreement and injunctive relief, including temporary restraining order as well as preliminary and permanent injunctions.  The complaint seeks $550,000 together with its costs of enforcement including reasonable attorney’s fees as well as punitive damages in the amount of $500,000.

On November 17, 2003, Gateway filed an answer and affirmative defenses which asserted that the Plaintiff’s claims are barred by the principles of undue influence, duress, in pari delicto, estoppel, and illegality.

On January 24, 2004, the Securities and Exchange Commission was granted an order appointing a receiver over Suburban Capital Corporation in Securities and Exchange Commission v. Frank J. Custable, Jr., Sara Wetzel, Suburban Capital Corp., Francis Scott Widen, Wasatch Pharmaceutical, Inc., David Giles, Gary Heesch, Pacel Corp., David Calkins, Gateway Distributors, Ltd., Richard Bailey and ThermoElastic Technologies, Inc., Case No. 03-C-2182.

On January 10, 2005, Gateway filed a counterclaim against Suburban for breach of a Stock Purchase Agreement dated November 27, 2002.  Gateway’s claims include breach of contract and, in the alternative, unjust enrichment.  The counterclaim seeks a judgment which orders Suburban to assume the debts and obligations - currently valued at more than $306,667 - contained in the November 27, 2002 Stock Purchase Agreement and additional monetary damages.

Our attorneys have been instructed to both vigorously defend the claims made against Gateway and prosecute claims made against Suburban.

Securities and Exchange Commission v Frank J. Custable, Jr., Sara Wetzel, Suburban Capital Corp., Francis Scott Widen, Wasatch Pharmaceutical Inc., David Giles, Gary Heesch, Pacel Corp., David Calkins, Gateway Distributors, Ltd., Richard Bailey and ThermoElastic Technologies, Inc., Case No. 03-C-2182.  On March 28, 2003, the Securities and Exchange Commission filed a civil action in the United States District Court for the Northern District of Illinois against Gateway and Richard Bailey.

On March 28, 2003, the Commission obtained a Temporary Restraining Order (a “TRO”) from the United States District Court for the Northern District of Illinois, temporarily restraining Frank J. Custable, Jr., of Glendale Heights, Illinois, Suburban Capital Corp., Sara Wetzel, of Glenview, Illinois, and Francis Scott Widen of Buffalo Grove, Illinois, from violating the anti-fraud, registration and reporting provisions of the federal securities laws.  Custable is a recidivist who, in 1994, was permanently enjoined from violating the anti-fraud provisions of the federal securities laws as part of a prior Commission enforcement action.  As part of the TRO, the Court also entered orders freezing the assets of Custable, Suburban Capital, Wetzel and Widen to repatriate assets, temporarily prohibiting Custable and Suburban Capital from participating in penny stock offerings and from trading in any securities, requiring all defendants to give an accounting and prohibiting document destruction.

The Commission’s complaint alleged that Custable has orchestrated an ongoing scheme to violate registration, antifraud and reporting violations of the federal securities laws.  The scheme, as alleged in the complaint, began in at least November 2001, has involved at least seven different penny stocks and has generated at least $4.3 million in ill-gotten gains.  According to the complaint, Custable fraudulently concealed his ownership interest in the seven penny stocks by having Suburban Capital, Wetzel, Widen and various other individuals engage in a host of securities transactions on his behalf.  The complaint further alleged that Custable, Wetzel and Suburban Capital have obtained stock through fraudulent Form S-8 registrations (normally intended to allow distribution of securities to employees and consultants) and through a scheme to counterfeit nearly half of the outstanding stock in Blagman Media International, Inc., a company whose stock is quoted on the OTC Electronic Bulletin Board.  The complaint alleged that Custable and the other defendants illegally dumped massive quantities of the improperly registered shares on the general public.

The Commission’s complaint also named as defendants four public companies whose stock is quoted on the OTC Electronic Bulletin Board (Bulletin Board Companies) and four officers of the Bulletin Board Companies.  The other defendants named in the Commission’s complaint are Thermo Elastic Technologies, Inc., Wasatch Pharmaceutical, Inc., David Giles and Gary Heesch, who are two of Wasatch’s officers, Pacel Corp., David Calkins, who is an officer of Pacel, Gateway Distributors, Ltd., and Richard Bailey, an officer of Gateway.  The complaint also named Pine Services as a relief defendant.  The complaint alleged that Custable, Suburban Capital and Wetzel violated Section 17(a) of the Securities Act of 1933 (Securities Act) and Section 10(b) of the Securities Exchange Act of 1934 (Exchange Act) and Rule 10b-5 thereunder.  The complaint also alleged that Custable violated Section 13(d) of the Exchange Act and Rules 13d-1 and 13d-2 thereunder by failing to report his ownership interest in the penny stocks involved in his scheme.  The Commission alleged in its complaint that Custable, Wetzel, Widen and Suburban Capital violated Section 5(a) and 5(c) of the Securities Act.  The complaint also alleged that Wasatch, Heesch and Giles violated Sections 5(a), 5(c) and 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, by engaging in several sham S-8 transactions with Custable and Suburban Capital.  The complaint alleged that ThermoElastic, Gateway, Pacel, Bailey and Calkins violated Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder by engaging in fraudulent S-8 transactions with Custable and Suburban Capital.

Apart from emergency relief, the Commission sought the entry of preliminary and permanent injunctive relief, disgorgement, civil penalties, a penny stock bar against Custable, Suburban Capital, Wetzel, Widen, Heesch, Giles, Calkins and Bailey and an order barring Heesch, Giles, Calkins and Bailey from serving as an officer or director of a public company.

On November 18, 2004, the Securities and Exchange Commission filed a Second Amended complaint in the United States District Court for the Northern District of Illinois against Gateway and Richard Bailey.  The Second Amended complaint, which incorporates all of the allegations in the March 28, 2003 civil action referenced above, also includes new allegations as to Gateway and Mr. Bailey.

The action is styled Securities and Exchange Commission v Frank J. Custable, Jr., Sara Wetzel, Suburban Capital Corp., Francis Scott Widen, Wasatch Pharmaceutical Inc., David Giles, Gary Heesch, Pacel Corp., David Calkins, Gateway Distributors, Ltd., Richard Bailey, ThermoElastic Technologies, Inc., Robert Blagman, Blagman Media International, Inc., and Brad Nordling, Case No. 03-C-2182.  The additional allegations as to Richard Bailey include purported violations of Section 5(a) and (c) of the Securities Act.  The Securities and Exchange Commission seeks entry of permanent injunctive relief, disgorgement, civil penalties, a penny stock bar against Custable, Suburban Capital, Wetzel, Widen, Heesch, Giles and an order barring Heesch, Giles, Calkins and Bailey from serving as an officer or director of a public company.

Our attorneys have been instructed to vigorously defend the claims made against the registrant and Mr. Bailey.

Administrative Subpoena by the Bureau of Consumer Protection of the Nevada Attorney General’s Office.  In December, 2003, we were served with an administrative subpoena issued by the Bureau of Consumer Protection of the Nevada Attorney General’s Office.  The subpoena sought documents in furtherance of that Bureau’s investigation whether we violated federal or state consumer protection regulations and statutes in connection with the sale of “Y-motion,” a topically applied yam cream product.

At about the same time, we were served in Nevada with a virtually identical subpoena issued by the Consumer Protection Division of the Office of the Attorney General of Maryland seeking the same documents.  As a matter of prudence, we have taken the position that the subpoena from the Maryland Attorney General’s office is void for lack of jurisdiction; nevertheless, in the spirit of cooperation and candor, we have copied the Maryland Attorney General’s office with its responses to the Nevada subpoena as a courtesy.

The representative of the Maryland Attorney General’s office purports to speak for a compact of attorneys general in 32-states and to have authority to negotiate issues arising from the sale of “Y-motion” in those states.

This matter involves the questions whether sale of “Y-motion” is illegal per se because it is considered a drug; whether we made health claims in connection with its sale in violation of federal and state regulations; and whether we had involvement with a questionable marketing scheme through which other vendors have sold similar yam cream products.

We sold “Y-motion” in many of the states represented by the attorneys general compact.

We responded to the Nevada subpoena and to follow-up inquiries by producing responsive documents in our possession, with courtesy copies provided to the Maryland Attorney General’s office.  We have also retained the services of a consultant who is well versed in the compliance with relevant state and federal regulations to advise us.

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

Global Media Corp. v. Gateway Distributors, Ltd., Case No. 06CV 13415.  United Stated District Court southern District of New York Filed January, 2007.  There has been a breech of contract suit filed by Global Media Corp., which alleges that a single meeting held on January 28, 2004 resulted in a series of agreements entered into by four entities for licensing and marketing of hair removal product known as “Forever Gone.”  Among those agreements, plaintiff alleges that defendant Gateway Distributors, Ltd. agreed to pay $2,000,000 in Gateway stock for marketing and materials and services.  Plaintiff thus claims that it assembled a team of consultants, provided materials, work, labor and services to us and that we failed to issue the stock.  The plaintiff has not yet identified the so-called agreements, consultants, nominees and the work and materials allegedly delivered.  The Plaintiff has confirmed that the so-called agreement with Gateway has never been reduced to writing.  Rather, counsel represented that its claim of an agreement with Gateway is based upon a combination of verbal statements and miscellaneous unidentified, writings.  Gateway asserts that it did not receive the consulting services and materials and expects the suit to be dismissed and is contemplating a counter suit against Global Media Inc.  The case was settled on April 3, 2008 by our agreement to issue $150,000 worth of our free-trading stock to the Plaintiff.

Threatened SEC Enforcement Action.  In May 2007, the Enforcement Division of the Chicago Regional Office (“Enforcement”) of the Securities and Exchange Commission (“SEC”) issued letters to the registrant, to the registrant’s chief executive officer, Richard A. Bailey, and to the registrant’s chief operating officer, Florian R. Ternes, in which Enforcement informed each of the recipients that it intended to recommend to the SEC that a civil injunctive action be brought against them for alleged violations of Sections 5(a) and (c) of the Securities Act of 1933 (“Wells Notices”).  In conversation with Enforcement Staff, counsel for the registrant, Bailey and Ternes were informed that Enforcement’s recommendation is based on its investigation of the registrant’s Employee Stock Incentive Plan, which was the subject of the registrant’s S-8 registration statements filed between 2003 and 2005.  The basis of Enforcement’s position in its Wells Notices is its belief that the ESIP plan’s primary purpose was to raise capital for the registrant and therefore violated Section 5 of the Securities Act of 1933.  Enforcement Staff have recently informed counsel for the registrant, Bailey and Ternes that the Staff intends to make their formal recommendation to the SEC in the near future.

Other than as stated above, we are not engaged in any other material litigation, and are unaware of any material claims or complaints that could result in future material litigation.  We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Beginning in August 2001, the shares of our common stock were traded on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “GTWY.OB.”  On December 6, 2002, our symbol changed to “GWYD.OB.”  On June 28, 2004, our symbol changed to “GWAD.OB.”  On September 3, 2004 our symbol changed to “GAWY.OB.”  On December 20, 2004, our symbol changed to “GAWD.OB.”  On March 28, 2005, our symbol changed to “GWDB.OB.”  On December 2006, our symbol changed to MHII.OB.  The following table shows the quarterly high and low bid prices for our common stock over the last two completed fiscal years, as reported on the OTCBB, as adjusted for stock splits and reverse stock splits.  The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions.

Calendar Year 2006	High	Low
First Quarter	0.0007	0.0001
Second Quarter	0.0003	0.0001
Third Quarter	0.0002	0.0001
Fourth Quarter	0.08	0.0001

Calendar Year 2007	High	Low
First Quarter	0.017	0.013
Second Quarter	0.0045	0.0037
Third Quarter	0.0008	0.0007
Fourth Quarter	0.0003	0.0001

As of April 4, 2008, we had 89 record holders of shares of our common stock outstanding.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.  There is no trading market for the shares of our preferred stock.

Dividends

We have never declared or paid any cash dividends on our common stock.  We do not anticipate paying any cash dividends to stockholders in the foreseeable future.  In addition, any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our board deems relevant.  However, we have entered into agreements that restrict our ability to pay dividends on our common stock until such time as our obligations under Notes Payable and certain of other obligations described in this report have been satisfied.

Equity Compensation Plan Information

The following table provides information regarding the registrant’s equity compensation plans as of the end of the registrant’s most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

Plan Category	Number of securities (in thousands) to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

Recent Sales of Unregistered Securities

On October 31, 2007, we executed and closed a Purchase Agreement with D. L. Claire Capital Corporation, Inc., a Delaware corporation and CAMOFI Master LDC and CAMHZN Master LDC, which Purchase Agreement was executed in accordance with and in reliance upon the exemption from securities registration for offers and sales to accredited investors pursuant to Rule 506 under Regulation D as promulgated under the Securities Act of 1933, as amended (the “1933 Act”), and/or Section 4(2) of the 1933 Act.

Pursuant to the Purchase Agreement, CAMOFI and CAMHZN purchased a 12% Secured Promissory Note of D. L. Claire in the amount of $650,000 (the “Note”).  Moreover, pursuant to an agreement with D.L. Claire, we received the sum of $390,000 as a result of the transaction.

D. L. Claire’s obligations to repay the Note were secured by all of the assets of Marshall pursuant to a Security Agreement (the “Security Agreement”), certain real estate and by certain stock (the “Pledged Shares”) pledged by D. L. Claire and certain stockholders of Marshall (each a “Pledgor” and together, the “Pledgors”) pursuant to separate Security Interest and Pledge Agreements (the “Pledge Agreements”).  In addition, we issued to CAMOFI and CAMHZN a warrant to purchase 1,624,999 shares of our common stock.  All of the Warrant Shares shall have registration rights, which gave CAMOFI and CAMHZN piggy-back registration rights if Marshall participates (whether voluntarily or by reason of an obligation to a third party) in the registration of any shares of our common stock.  The registration rights will expire at such time as the holder can sell all of its remaining Registrable Securities under Rule 144 promulgated under the Securities Act.  Regardless, however, we were obligated to file a registration statement covering the Registrable Securities no later than January 31, 2008, which we failed to do.

As a result of the failure to file the registration statement, then D. L. Claire will make payment to CAMOFI and CAMHZN, for each Computation Period (as defined in the agreement) an amount equal to 2% of the aggregate principal amount of the Note then outstanding (the “Periodic Amount”) provided however, that no event shall the aggregate liquidated damages exceed 18% of the principal amount.  The term “Computation Period” means each thirty (30) day period commencing on the effective date of the Subsequent Registration Statement and ending on the date on which there are one or more effective registration statements covering CAMOFI and CAMHZN’s sale of all of the Holder’s shares.  The Periodic Amount shall be due without further demand or notice from CAMOFI and CAMHZN.

Pursuant to a guarantee executed on October 31, 2007, Marshall guaranteed payment of the Note and all obligations of D. L. Claire to CAMOFI and CAMHZN.

Pursuant to a letter agreement dated October 31, 2007, as further consideration for the execution of the above described Purchase Agreement we agreed to issue 250,000,000 shares of our common stock to CAMOFI and CAMHZN.

During the fiscal year ended December 31, 2007, Marshall sold 1,180,000,000 common shares in private transactions not involving a public offering.  All of the 1,180,000,000 shares bear a legend restricting their disposition.

•	On May 15, 2007, Marshall issued 5,000,000 shares of our common stock to Joel Boodoosingh, in exchange for services rendered valued at $50,000.

•	On August 21, 2007, Marshall issued 300,000,000 shares of our common stock to Jacob Canseli, in exchange for services rendered valued at $30,000.

•	On October 29, 2007, Marshall issued 100,000,000 shares of our common stock to CAMOFI Master LDC, in exchange for services rendered valued at $90,000.

•	On October 31, 2007, Marshall issued 250,000,000 shares of our common stock to CAMOFI Master LDC, in exchange for services rendered valued at $250,000.

•	On November 1, 2007, Marshall issued 6,277,300 shares of our common stock to CAMOFI Master LDC, in exchange for services rendered valued at $8,160.49.

•	On November 1, 2007, Marshall issued 22,227,000 shares of our common stock to CAMHZN Master LDC, in exchange for services rendered valued at $28,895.10.

•	On November 1, 2007, Marshall issued 71,495,700 shares of our common stock to Capitoline Advisory Group, in exchange for services rendered valued at $92,944.41.

•	On November 1, 2007, Marshall issued 100,000,000 shares of our common stock to Jacob Canceli, in exchange for services rendered valued at $10,000.

•	On November 30, 2007, Marshall issued 200,000,000 shares of our common stock to Preferred Ventures, in exchange for services rendered valued at $20,000.

•	On November 30, 2007, Marshall issued 100,000,000 shares of our common stock to Allan Gold, in exchange for services rendered valued at $10,000.

•	On December 5, 2007, Marshall issued 30,000,000 shares of our common stock to Roger Pawson, in exchange for services rendered valued at $3,000.

•	On December 5, 2007, Marshall issued 245,000,000 shares of our common stock to Jacob Canceli, in exchange for services rendered valued at $24,500.

•	On December 24, 2007, Marshall issued 200,000,000 shares of our common stock to Roger Pawson, in exchange for services rendered valued at $20,000.

All purchasers were provided with access to all of Marshall’s filings with the United States Securities and Exchange Commission, including the following:

Marshall’s annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and a copy of Marshall’s most recent Form 10-KSB under the Exchange Act.

The information contained in an annual report on Form 10-KSB under the Exchange Act.

The information contained in any reports or documents required to be filed by Marshall under Sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

A description of any material changes in Marshall’s affairs that were not disclosed in the documents furnished.

Copies of all of the documents executed by us in connection with the above described Purchase Agreement are attached to this report.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

There were no purchases of our equity securities by the registrant or any affiliated purchasers during any month within the fourth quarter of the fiscal year covered by this report.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are “forward-looking statements” and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement:

•	The extremely competitive conditions that currently exist in the market for companies similar to Marshall Holdings; and

•	Lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange Commission.

The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

Comparison of consolidated results of operations for the years ended December 31, 2007 with December 31, 2006

Revenues.  Sales for the year ended December 31, 2007 increased $1,448,000 to $5,205,000 from sales of $3,757,000 for the year ended December 31, 2006, an increase of 38.5%.  The increase in sales was primarily due to a few large transactions occurring in the first two quarters of 2007 and are not considered to be reoccurring.  We are currently soliciting for bulk orders in the international markets but we are unable to forecast or project any large orders at this time.

Gross profit of $3,631,000 for the year ended December 31, 2007, was $918,000, or 33.8% higher than the gross profit of $2,713,000 for the year ended December 31, 2006.  As a percentage of sales, gross profit for 2007 as compared to the same period in the prior year decreased approximately 2% from 72% to 70%.  The decrease in gross profit as a percentage of sales primarily resulted from slightly higher costs of product.

Expenses.  Selling, general and administrative expenses in the year ended December 31, 2007, totaled $4,606,000, which is a $1,257,000 or 22% decrease as compared to the 2006 period.  The change is attributable to a decrease of $2,037,000 in expenses associated with outside consulting paid with stock to certain consultants hired to assist Marshall with acquiring additional operations, real estate, product research and marketing plans and an increase of 534,000 general and administrative costs related to additional personnel and operations from the acquisition of Marshall Distributing subsidiary.  The remaining difference is attributable to an increase of depreciation expense to 159,000 from 82,000.

Losses.  Marshall had a net loss from operations of $974,000 for the year ended December 31, 2007, compared to a net loss from operations of $3,150,000 in 2006.  The majority of the decrease of the loss resulted from the decrease of selling general and administrative expenses of $1,579,000 and the increased gross profit of $918,000.  The total net loss for the year ended December 31, 2007 was $3,574,000 compared to a total net loss of $3,735,000 for the year ended December 31, 2006.  The majority of expenses resulting in the total net loss of 3,274,000 was an impairment charge taken on intangible assets in accordance with FAS 142 in the amount of $2,474,000.

No income tax benefit was recorded on the loss for the year ended December 31, 2007, as management of Marshall was unable to determine that it was more likely than not that such benefit would be realized.  At December 31, 2007, Marshall had a net operating loss for income tax purposes of approximately $26 million.

Liquidity and Capital Resources

Marshall’s working capital needs and capital expenditure requirements have increased as a result of increased cost associated with operations.  Required working capital and capital expenditure requirements are expected to be met from cash flows from operations, potential future acquisitions, borrowings, and the sale of Marshall’s equity securities.  For fiscal year 2007, Marshall’s working capital decreased $564,000 to a deficit working capital amount of $165,000 from a positive $399,000 at December 31, 2006.  This decrease was primarily attributable to the reduction of inventory on hand and an increase in accounts payable.  For our purposes, we define working capital as accounts receivable plus inventory less accounts payable.

Operating Activities.  For fiscal year 2007, Marshall’s operations used cash flow of $1,152,000 compared to net cash used of $1,334,000 for the previous fiscal year, a decrease in cash used of $182,000.  Cash was consumed by the loss of $3,274,000, less non-cash expenses of $2,474,000 for an impairment charge write down of intangible assets as well as the non-cash expense of 890,000 for stock issued for services and 159,000 for depreciation. Current assets used cash from operations as well as they increased by $1,406,000from previous years.  A decrease in accounts receivable of $116,000 provided cash.  Inventory levels decreased by $368,000, providing cash for operations as well.  Cash consumed in operations was reduced by the net increase of $813,000 in accounts payable and accrued expenses.

Investing Activities.  Marshall had a cash flow provided by investing activities of $86,000 in 2007, as compared to cash used by investing activities of $13,000 in 2006.

Financing Activities.  Net cash inflows from financing activities generated $1,025,000 during the year ended December 31, 2007.  Marshall received net proceeds of $80,000 from the sale of common stock and $945,000 in proceeds from the increase in short term debt.  The short term debt included a $500,000 six month note payable at an interest rate of 10%.  It also included a note to a company named CAMOFI in which Marshall co-signed with DL Claire a promissory note in the amount of $650,000.  Marshall received $390,000 and DL Claire received the balance.  The note is due and payable in May 2008.  As part of the consideration of the note to CAMOFI, CAMOFI received 250,000,000 shares of our common stock.  The officers of Marshall have pledged 28,915,125 shares of our Series A preferred stock as security for the repayment of the note.  The officers maintain the voting rights of the preferred stock so long as no default has occurred under pledge agreement.

Net cash inflows from financing activities generated $1,315,000 during the year ended December 31, 2006.  Marshall received net proceeds of $139,000 from the sale of common stock and $1,175,000 in proceeds from the increase in short term debt in 2006.

Other Results

Cash, cash equivalents and marketable securities totaled $19,000 at December 31, 2007 compared to $61,000 at December 31, 2006, a decrease of $42,000.

Marshall’s stockholders equity (deficiency) decreased $2,304,000 to a negative stockholders equity of $1,917,000 in 2007 from a positive stockholders equity of $387,000 in 2006.

Management anticipates that its expansion strategy will require significant expenditures for the investment in the expansion of operations, as well as increased general and administrative expenses primarily due to the hiring of additional personnel and advertising expenses related to operations.  These expenditures are expected to be funded by revenues from operations.  Marshall continues selling equity securities to fund expansion activities.  Selling, general and administrative expenses are also expected to increase in future periods due to the increased legal and accounting expenses incurred by Marshall in order to establish and maintain its reporting status with the Securities and Exchange Commission.  In addition, Marshall intends to pursue, as part of its business strategy, future growth through acquisitions which may involve the expenditure of significant funds.  Depending upon the nature, size and timing of future acquisitions, Marshall may be required to obtain additional debt or equity financing in connection with such future acquisitions.  There can be no assurance, however, that additional financing will be available to Marshall, when and if needed, on acceptable terms or at all.  Management believes that future cash flow from operations and equity sales will be sufficient to fund these expenditures.

Marshall relied heavily on the issuance of its common stock to pay consultants and other professionals pursuant to Form S-8 registration statements during 2007 and 2006.  The result of such issuances was reverse stock splits, one in the first quarter of 2005 for one for 500 and one in the fourth quarter of 2006 for one for 1000.  Based upon Marshall’s current financial situation and intention of procuring and marketing new products, it is likely that Marshall may rely on the issuance of its shares to pay consultants and other professionals during 2008.

We have issued 70 million shares of our Series A preferred stock to Messrs Bailey and Ternes as of April 9, 2008 for debt owed to them by us in part of a debt restructuring transaction.  Marshall is currently in the process of restructuring as much debt as possible for the relative health of the company in order to satisfy current obligations.

Critical Accounting Policies

The preparation of Marshall’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.  Marshall bases estimates and judgments on historical experience and on various other assumptions management believes to be reasonable under the circumstances.  Future events, however, may differ markedly from current expectations and assumptions.  While there are a number of significant accounting policies affecting Marshall’s consolidated financial statements, management believes the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments.

Accounts Receivable.  Accounts receivable balances are stated net of allowances for doubtful accounts.  Marshall records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected.  When estimating the allowances for doubtful accounts, Marshall takes into consideration such factors as its day-to-day knowledge of the financial position of specific clients, the industry and historical activity.  Increases in the allowance for doubtful accounts are recorded as charges to bad debt expense and are reflected in operating expenses in Marshall’s statements of operations.  Write-offs of uncollectible accounts are charged against the allowance for doubtful accounts.

Inventories.  Inventories, consisting primarily of nutritional, health, beauty products, and beverages, are stated at cost computed by the first-in, first-out (FIFO) method of accounting.

Long-Lived Assets.  Marshall records property and equipment at cost.  Depreciation of the assets is recorded on the straight-line basis over the estimated useful lives of the assets.  Dispositions of property and equipment are recorded in the period of disposition and any resulting gains or losses are charged to income or expense when the disposal occurs.

Through Marshall’s acquisition activities, intangible assets have been recorded in the financial statements.  Marshall performs annual impairment testing annually of its intangible assets under the provisions of statement of Financial Accounting Standards No. 142, using the expected present value technique as provided for by FASB Concepts Statement No. 7 “Using Cash Flow Information and Present Value In Accounting Measurements.”

Revenue Recognition.  Marshall’s revenues are recognized when products are shipped or delivered to unaffiliated customers.  The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the application of generally accepted accounting principles to select revenue recognition issues.  Marshall has concluded that its revenue recognition policy is appropriate and in accordance with SAB No. 104.  Revenue is recognized under development and distribution agreements only after the following criteria are met: (i) there exists adequate evidence of the transactions; (ii) delivery of goods has occurred or services have been rendered; and (iii) the price is not contingent on future activity and collectability is reasonably assured.

Stock-based Compensation.  SFAS No. 123(R), Share-Based Payment, defines the fair-value-based method of accounting for stock-based employee compensation plans and transactions used by Marshall to account for its issuances of equity instruments to record compensation cost for stock-based employee compensation plans at fair value as well as to acquire goods or services from non-employees.  Transactions in which Marshall issues stock-based compensation to employees, directors and advisors and for goods or services received from non-employees are accounted for based on the fair value of the equity instruments issued.  Marshall utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensation.  These pricing models utilize the market price of Marshall’s common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (R), Business Combinations (“SFAS 141 (R)”), which becomes effective for fiscal periods beginning after December 15, 2008.  SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method).  Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree.  In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains.  Marshall does not expect the adoption of this statement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008.  This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Marshall does not expect the adoption of this statement to have a material impact on its financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115.  This statement permits companies to choose to measure many financial instruments and other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement of accounting for financial instruments.  This statement applies to all entities, including not for profit.

The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

Marshall is currently assessing the impact adoption of SFAS No. 159 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  Marshall is currently assessing the impact of the adoption of SFAS No. 157 will have on its financial statements.

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements.  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements.  EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and would be applied retrospectively as a change in accounting principle for collaborative arrangements existing at the effective date.  Marshall is currently evaluating the potential impact, if any of EITF 07-1 on its financial statements.

In March of 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB No. 133 Accounting for Derivative Instruments and Hedging Activities. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Marshall does not expect the adoption of this statement to have an impact on its financial statements.

Off-Balance Sheet Arrangements

Marshall does not have any off-balance sheet arrangements.

Item 6A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 7.	Financial Statements and Supplementary Data.

The financial statements and related notes are included as part of this report as indexed in the appendix on pages F-1 through F-7.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

As reported in the Current Report on Form 8-K filed by the registrant on March 28, 2007, on February 27, 2007, the registrant terminated Lawrence Scharfman, CPAPC as the principal accountant engaged to audit the registrant’s financial statements.

Lawrence Scharfman, CPAPC reported on the registrant’s financial statements for the year ended December 31, 2005 and did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Lawrence Scharfman’s report for the year ended December 31, 2005 raised substantial doubt about the registrant’s ability to continue as a going concern.  Lawrence Scharfman, CPAPC was not engaged as the registrant’s independent auditor for the fiscal years ended December 31, 2004 or 2003.

On February 27, 2007, we engaged Madsen & Associates, CPA’s Inc., certified public accountants, as our independent accountant to report on our balance sheet as of December 31, 2006, and the related combined statements of income, stockholders’ equity and cash flows for the year then ended.  Madsen & Associates, CPA’s Inc. served as the registrant’s independent auditors for the fiscal year ended December 31, 2004 and 2003.

The decision to change accountants and the engagement of Madsen & Associates was recommended and approved by the registrant’s board of directors.

During the recent fiscal year and any subsequent interim period through February 27,2007, there have not been any disagreements between the registrant and Lawrence Scharfman, CPAPC on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Lawrence Scharfman, CPAPC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods.

During the registrant’s most recent fiscal year and any subsequent interim period prior to the engagement of Madsen & Associates, neither management nor anyone on the registrant’s behalf consulted with Madsen regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on Madsen’s financial statements or (ii) any matter that was either the subject of a “disagreement” or a “reportable event,” as those terms are defined in Regulation S-K, Items 304(a)(1)(iv) and 304(a)(1)(v).

We provided Lawrence Scharfman, CPAPC with a copy of the disclosures contained in our Current Report on Form 8-K, filed with the Commission on March 28, 2007.  Lawrence Scharfman, CPAPC responses were filed as an exhibit to the registrant’s Form 8-K, filed with the Commission on March 28, 2007.

Item 8A.	Controls and Procedures.

See Item 8A(T) below.

Item 8A(T).	Controls and Procedures.

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.    business or if we engage in an extraordinary transactions.

Changes in Internal Controls Over Financial Reporting.  There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the registrant’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Item 8B.     Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, and Corporate Governance.

The registrant’s directors and executive officer are:

Name	Age	Position	Position Held Since
Richard A. Bailey	51	Chief Executive Officer and Chairman of the Board of Directors	1993
Florian R. Ternes	58	Director, Chief Operating Officer and Secretary	1998
W. Jamie Plante	39	Chief Financial Officer	2006

The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors.  Our current board of directors consists of two directors.  There are no arrangements or understandings between any of our directors and any other person pursuant to which he was or is to be selected as a director or nominee for director.

The foregoing notwithstanding, except as otherwise provided in a certificate or any resolution or resolutions of the board designating a series of our preferred stock, directors who are elected at an annual meeting of stockholders, and directors elected in the interim to fill vacancies and newly created directorships, will hold office for the term for which elected and until their successors are elected and qualified or until their earlier death, resignation or removal.

Whenever the holders of any class or classes of stock or any series thereof are entitled to elect one or more directors pursuant to any resolution or resolutions of the board designating a series of our preferred stock, vacancies and newly created directorships of such class or classes or series thereof may generally be filled by a majority of the directors elected by such class or classes or series then in office, by a sole remaining director so elected or by the unanimous written consent or the affirmative vote of a majority of the outstanding shares of such class or classes or series entitled to elect such director or directors.  Officers are elected annually by the directors.  There are no family relationships among our directors and officers.  There are no arrangements or understandings between any of our officers and any other person pursuant to which he was or is to be selected as an officer.

We may employ additional management personnel, as our board of directors deems necessary.  We have not identified or reached an agreement or understanding with any other individuals to serve in management positions, but do not anticipate any problem in employing qualified staff.

A description of the business experience during the past five years for each of the directors and executive officers of the registrant is set forth below.

Richard A. Bailey has served as the chairman and chief executive officer of the registrant since our inception in May 1993.  In 1981, Mr. Bailey purchased a small, local mobile wash company in North Las Vegas, Nevada.  He expanded operations to include aviation services, growing the company from two employees in 1981 to in excess of three hundred by 1988.  He served as president of the business as it grew to $7,000,000 a year in revenue, operating in twenty-seven cities throughout the United States.  In 1990, Mr. Bailey became involved in the network marketing/direct selling business.  In 1997, Mr. Bailey elected to sell the aviation company to International Total Services in order to devote one hundred percent of his time to Marshall.  Mr. Bailey will serve as director until the next annual shareholders meeting.  For a discussion of legal proceedings pertaining to Mr. Bailey, see “Item 3.  Legal Proceedings” of this report.  Mr. Bailey was discharged in bankruptcy on August 5, 2002 in Case No. 02-14289, In Re: Richard A. Bailey, in the United States Bankruptcy Court, District of Nevada.

Florian R. Ternes has served as chief operating officer and secretary of the registrant since 1998.  He became a director of the registrant in 1999.  Mr. Ternes has been in involved in the airline industry running several large hubs for various airlines which included the Northwest International Company in Los Angeles, the Detroit Hub for Republic Airlines, and the Denver Hub for Continental Airlines.  In 1995, he left the airline industry to join Richard A. Bailey in other business opportunities.  As one of those ventures, he became president of a nutritional company.  In January 1998, Mr. Ternes joined the registrant.  For a discussion of legal proceedings pertaining to Mr. Ternes, see “Item 3. Legal Proceedings” of this report.

W. Jamie Plante graduated from the University of Pacific in 1993 Summa Cum Laude with a Bachelor degree in Finance.  He was hired out of school by Arthur Andersen LLP and worked for the next four years.  Mr. Plante then accepted a position with a client as controller for nine companies.  In 1997, he became an independent CPA and performed contract services for that same client with an addition of several other clients including contract chief financial officer services.  He accepted the chief financial officer position at Marshall Distributing LLC in July 2004.  When the registrant acquired Marshall Distributing LLC, Mr. Plante was named chief financial officer of the registrant where he has concentrated his efforts on financial management and public reporting, internal controls, budgeting and projections, inventory and asset management as well as technology integration and management.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, the directors and certain of the officers, and persons holding more than 10 percent of the registrant’s common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission.  Such persons are also required to furnish management with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, the following forms were not filed timely for the year ending December 31, 2007:

•
 Mr. Bailey failed to timely file a Form 4 for the conversion of 5,000,000 shares of Series A preferred stock into 5,000,000,000 shares of common stock on January 3, 2007; a Form 4 for the reversal of the conversion of  5,000,000 shares of Series A preferred stock into 5,000,000,000 shares of common stock on March 28, 2007; and a Form 4 for the conversion of 4,000,000 shares of Series A preferred stock into 4,000,000,000 shares of common stock on August 20, 2007.

•
 Mr. Ternes failed to timely file a Form 4 for the conversion of 2,000,000 shares of Series A preferred stock into 2,000,000,000 shares of common stock on December 14, 2006; a Form 4 for the conversion of 5,000,000 shares of Series A preferred stock into 5,000,000,000 shares of common stock on January 3, 2007; a Form 4 for the reversal of the conversion of  5,000,000 shares of Series A preferred stock into 5,000,000,000 shares of common stock on March 28, 2007; a Form 4 for the return of 2,000,000,000 shares of common stock on June 4, 2007; and a Form 4 for the conversion of 57,000 shares of Series A preferred stock into 57,000,000 shares of common stock on June 4, 2007.

Committees of the Board of Directors

The registrant’s board of directors has not created any standing compensation, nominating, finance, executive, or audit committees.  All of such functions are handled by the board.

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors, where those changes were implemented after the registrant last provided disclosure in response to the requirements of this Item.

Communication with Directors

Stockholders and other interested parties may contact any of our directors by writing to them at Marshall Holdings International, Inc., 2555 East Washburn Road, North Las Vegas, Nevada 89081, Attention: Corporate Secretary.

Our board has approved a process for handling letters received by us and addressed to any of our directors.  Under that process, the Secretary reviews all such correspondence and regularly forwards to the directors a summary of all such correspondence, together with copies of all such correspondence that, in the opinion of the Secretary, deal with functions of the board or committees thereof or that he otherwise determines requires their attention.  Directors may at any time review a log of all correspondence received by us that is addressed to members of the board and request copies of such correspondence.

Code of Ethics for Senior Executive Officers and Senior Financial Officers

We have adopted an amended Code of Ethics for Senior Executive Officers and Senior Financial Officers that applies to our president, chief executive officer, chief operating officer, chief financial officer, and all financial officers, including the principal accounting officer.  The code provides as follows:

•
Each officer is responsible for full, fair, accurate, timely and understandable disclosure in all periodic reports and financial disclosures required to be filed by us with the Securities and Exchange Commission or disclosed to our stockholders and/or the public.

•
Each officer shall immediately bring to the attention of the audit committee, or disclosure compliance officer, any material information of which the officer becomes aware that affects the disclosures made by us in our public filings and assist the audit committee or disclosure compliance officer in fulfilling its responsibilities for full, fair, accurate, timely and understandable disclosure in all periodic reports required to be filed with the Securities and Exchange Commission.

•
Each officer shall promptly notify our general counsel, if any, or the president or chief executive officer as well as the audit committee of any information he may have concerning any violation of our Code of Business Conduct or our Code of Ethics, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in our financial reporting, disclosures or internal controls.

•
Each officer shall immediately bring to the attention of our general counsel, if any, the president or the chief executive officer and the audit committee any information he may have concerning evidence of a material violation of the securities or other laws, rules or regulations applicable to us and the operation of our business, by us or any of our agents.

•
Any waiver of this Code of Ethics for any officer must be approved, if at all, in advance by a majority of the independent directors serving on our board of directors.  Any such waivers granted will be publicly disclosed in accordance with applicable rules, regulations and listing standards.

We have posted a copy of our Code of Ethics on our website at www.rightsolution.com.  In addition, we have filed a copy of our Code of Ethics as Exhibit 14 to our filing on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004.  We will provide to any person without charge, upon request, a copy of our Code of Ethics.  Any such request should be directed to our corporate secretary at 2555 East Washburn Road, North Las Vegas, Nevada 89081, telephone (702) 317-2400, fax (702) 595-0141, or by e-mail info@rightsolution.com.

Item 10.	Executive Compensation.

Summary of Cash and Certain Other Compensation

At present we have only 3 executive officers.  The compensation program for future executives will consists of three key elements which will be considered by a compensation committee to be appointed:

•	A base salary;

•	A performance bonus; and

•	Periodic grants and/or options of our common stock.

Base Salary.  Our chief executive officer and all other senior executive officers receive compensation based on such factors as competitive industry salaries, a subjective assessment of the contribution and experience of the officer, and the specific recommendation by our chief executive officer.

Performance Bonus.  A portion of each officer’s total annual compensation is in the form of a bonus.  All bonus payments to officers must be approved by our compensation committee based on the individual officer’s performance and company performance.

Stock Incentive.  Stock options are granted to executive officers based on their positions and individual performance.  Stock options provide incentive for the creation of stockholder value over the long term and aid significantly in the recruitment and retention of executive officers.  The compensation committee considers the recommendations of the chief executive officer for stock option grants to executive officers (other than the chief executive officer) and approves, disapproves or modifies such recommendation.

Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended December 31, 2007 and 2006:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Richard A. Bailey (1)	2007	$240,000	$0	$0	$0	$0	$0	$0	$240,000
	2006	$240,000	$0	$0	$0	$0	$0	$0	$240,000
Florian R. Ternes (2)	2007	$204,000	$0	$0	$0	$0	$0	$0	$204,000
	2006	$204,000	$0	$0	$0	$0	$0	$0	$204,000
W. Jamie Plante (3)	2007	$100,000	$0	$0	$0	$0	$0	$0	$100,000
	2006	$100,000	$0	$5,000	$0	$0	$0	$0	$105,000
__________
(1)	Our chief executive officer and director.
(2)	Our chief operating officer and director.
(3)	Our chief financial officer.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal year, December 31, 2007:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard A. Bailey (1)	0	0	0	0	0	0	0	0	0
Florian R. Ternes (2)	0	0	0	0	0	0	0	0	0
W. Jamie Plante (3)	0	0	0	0	0	0	0	0	0
__________
(1)	Our chief executive officer.
(2)	Our chief operating officer.
(3)	Our chief financial officer.

Director Compensation

The following table provides concerning the compensation of our directors as of the end of our last completed fiscal year, December 31, 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard A. Bailey (1)	0	0	0	0	0	0	0
Florian R. Ternes (2)	0	0	0	0	0	0	0
__________
(1)	Our chief executive officer.
(2)	Our chief operating officer.

Employment Agreements

The registrant entered into an employment agreement (the “Bailey Employment Agreement”) with Richard A. Bailey, our president and chief executive officer, dated May 1, 1999.  The Bailey Employment Agreement provides termination of the employment at the will of either the registrant or Mr. Bailey and a base salary of $100,000 annually commencing May 1, 1999, which shall be reviewed periodically.  In 2003, such review resulted in an increase and the car allowance included in the May 1, 1999 agreement was implemented during 2003 for Mr. Bailey.  In the event that the registrant is unable to pay the annual salary, we will issue to Mr. Bailey one share of our common stock for each dollar owed at the end of the fiscal year in which such failure occurs.

In the event that Mr. Bailey’s employment is terminated as a result of:

•	his retirement under the retirement program;

•	his disability resulting in absence from his duties to the registrant on a full-time basis for over one year;

•	his death;

•	a material reduction in his responsibilities or title; or

•	a reduction of his cash compensation by more than 10 percent below the highest annual salary from time to time in effect;

then we are obligated to pay to Mr. Bailey, as severance and/or liquidated damages, an amount equal to one and one-half times his highest annual earnings during his employment with the registrant each year for a period of five years.  Effective April 10, 2004, Mr. Bailey agreed to a salary of $240,000 annually with the remainder of the agreement remaining in force.

The registrant entered into an employment agreement (the “Ternes Employment Agreement”) with Florian R. Ternes, our secretary and chief operating officer, dated May 1, 1999.  The Ternes Employment Agreement provides termination of the employment at the will of either the registrant or Mr. Ternes and a base salary of $85,000 annually commencing May 1, 1999, which shall be reviewed periodically.  In 2003, such review resulted in an increase and the car allowance included in the May 1, 1999 agreement was implemented during 2003 for Mr. Ternes.  In the event that the registrant is unable to pay the annual salary, we will issue to Mr. Ternes one share of our common stock for each dollar owed at the end of the fiscal year in which such failure occurs.

In the event that Mr. Ternes’ employment is terminated as a result of:

•	his retirement under the retirement program;

•	his disability resulting in absence from his duties to the registrant on a full-time basis for over one year;

•	his death;

•	a material reduction in his responsibilities or title; or

•	a reduction of his cash compensation by more than 10 percent below the highest annual salary from time to time in effect;

then we are obligated to pay to Mr. Ternes, as severance and/or liquidated damages, an amount equal to one and one-half times his highest annual earnings during his employment with the registrant each year for a period of five years.  Effective April 10, 2004, Mr. Ternes agreed to a salary of $204,000 annually with the remainder of the agreement remaining in force.

The registrant entered into an employment agreement (the “Plante Employment Agreement”) with Jamie Plante CPA, our chief financial officer, dated July 1, 2006.  The Plante Employment Agreement provides termination of the employment at the will of either the registrant or Mr. Plante.  The Plante Employment Agreement provides for a base salary of $100,000 annually commencing July 1, 2006, which shall be reviewed periodically.

In the event that Mr. Plante’s employment is terminated as a result of:

•	his retirement under the retirement program;

•	his disability resulting in absence from his duties to the registrant on a full-time basis for over one year;

•	his death;

•	a material reduction in his responsibilities or title; or

•	a reduction of his cash compensation by more than 10 percent below the highest annual salary from time to time in effect;

then we are obligated to pay to Mr. Plante, as severance and/or liquidated damages, an amount equal to one and one-half times his highest annual earnings during his employment with Marshall each year for a period of five years.

Item 11.	Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.

The following table sets forth, as of April 10, 2008, information concerning ownership of our voting securities by:

•	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

•	Each person who owns beneficially more than five percent of the outstanding shares of our preferred stock;

•	Each director;

•	Each named executive officer; and

•	All directors and officers as a group.

	Common Shares Beneficially Owned (2)		Preferred Shares Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number		Percent
Richard A. Bailey (5)	4,000,000,024	59.33	46,486,000	(3)	47.00	(3)
Florian R. Ternes (6)	57,023,024	*	52,429,000	(3)	53.00	(3)
W. Jamie Plante (7)	50,000	*	10,000,000	(4)	5.41	(4)
All directors and executive officers as a group (three persons)	4,057,073,048	59.33	108,915,000	(3)(4)
Ryan Nielsen	50,000	*	10,000,000	(4)	5.41	(4)
Neptune Communications, Inc. (8)	-0-	-0-	125	(3)	*	(3)
Jack Zufelt	375,000	*	5,000,000	(4)	2.7	(4)
Francois Vautour	-0-	-0-	10,000,000	(4)	5.41	(4)
Joe Guarnera	-0-	-0-	20,000,000	(4)	10.81	(4)
Peter Hammer	-0-	-0-	25,000,000	(4)	13.51	(4)
Penny Penelope Stowe (9)	500	*	50,000,000	(4)	27.03	(4)
__________________
*	Less than one percent.
(1)
Unless otherwise indicated, the address for each of these stockholders is c/o Marshall Holdings International, Inc., 2555 East Washburn Road, North Las Vegas, Nevada 89081.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he beneficially owns.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  As of April 10, 2008, 6,992,357,320 shares of our common stock were issued and outstanding, 98,915,000 shares of our Series A preferred stock were issued and outstanding and 185,000,000 shares of our Series B preferred stock were issued and outstanding.  On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series A preferred stock is entitled to the number of votes on such matters equal to the number of shares of the Series A preferred stock held by such holder multiplied by 1,000.  On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series B preferred stock is entitled to the number of votes on such matters equal to the number of shares of the Series B preferred stock held by such holder.  Therefore, Mr. Bailey will have the power to vote 50,486,000,024 shares of our common stock and Mr. Ternes will have the power to vote  52,486,023,024 shares of our common stock.  Together, Messrs. Bailey and Ternes will have the power to vote 102,972,023,048 shares of the common stock, which number exceeds the number of our issued and outstanding shares of our common stock.

(3)	Series A preferred stock.
(4)	Series B preferred stock.
(5)	Mr. Bailey is our chief executive officer and a director
(6)	Mr. Ternes is our chief operating officer, director and corporate secretary.
(7)	Mr. Plante is our chief financial officer.
(8)	Neptune Communications, Inc., a Nevada corporation, is controlled by Florian R. Ternes, our chief operating officer, director and corporate secretary.
(9)	Ms. Stowe is our controller.

Changes in Control

Other as stated above:

•	There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the registrant; and

•	There are no arrangements or understandings with respect to election of directors or other matters.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

There are no material transactions regarding relationships and related transactions and director independence.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

On February 27, 2007, we engaged Madsen & Associates, CPA’s Inc., certified public accountants, as our independent accountant to report on our balance sheet as of December 31, 2007, and the related combined statements of income, stockholders’ equity and cash flows for the year then ended.  Madsen & Associates, CPA’s Inc. served as the registrant independent auditors for the fiscal year ended December 31, 2004 and 2003.  For the fiscal year ended December 31, 2005, Lawrence Scharfman CPAPC served as our independent accountant.

The aggregate fees billed by Madsen & Associates, CPA’s Inc. for professional services rendered for the audit of the our annual financial statements for the fiscal year ended December 31, 2005, and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB for the same fiscal year, were $55,000 and $10,000, respectively.

The aggregate fees billed by Madsen & Associates, CPA’s Inc. for professional services rendered for the audit of the our annual financial statements for the fiscal year ended December 31, 2007, and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB for the same fiscal year, were $55,000 and $10,000, respectively.

Audit-Related Fees

The aggregate audit-related fees billed by Madsen & Associates, CPA’s Inc. for the fiscal year ended December 31, 2006, were $0.  These fees were charged for services that were reasonably related to the performance of the audit or review of our audited financial statements.

The aggregate audit-related fees billed by Madsen & Associates, CPA’s Inc. for the fiscal year ended December 31, 2007, were $0.  These fees were charged for services that were reasonably related to the performance of the audit or review of our audited financial statements.

Tax Fees

There were no fees billed by Lawrence Scharfman CPAPC or Madsen & Associates, CPA’s Inc.  in the last two fiscal year ended December 31, 2007 for tax compliance, tax advice and planning services.

All Other Fees

There were no other fees billed by Lawrence Scharfman CPAPC or Madsen & Associates, CPA’s Inc. in the last two fiscal years ended April 30, 2007 for professional services rendered other than those described above.

Audit Committee Pre-Approval Policies and Procedures

The audit committee has adopted a policy requiring pre-approval by the committee of all services (audit and non-audit) to be provided by its independent auditor.  All fiscal 2007 and 2006 services were pre-approved by the audit committee.  The audit committee considers the provision of non-audit services to be compatible with maintaining the independence of Lawrence Scharfman CPAPC or Madsen & Associates, CPA’s Inc.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)           Financial Statements.  The financial statements and related notes are included as part of this report as indexed in the appendix on pages F-1 through F-7.

(b)           Exhibits.

Exhibit No.	Identification of Exhibit
10.1**	Donald Hansen Settlement Agreement effective February 2004 (Incorporated by reference as Exhibit 10.1 to Form 10-QSB (Commission File No. 000-27879), filed on May 22, 2006).
10.2**	Donald Hansen stock option (Incorporated by reference as Exhibit 10.2 to Form 10-QSB (Commission File No. 000-27879), filed on May 22, 2006).
10.3**	Steve Owens Option Agreement dated February 01, 2006 (Incorporated by reference as Exhibit 10.3 to Form 10-QSB (Commission File No. 000-27879), filed on May 22, 2006).
10.4**	Steve Hayden Consulting Agreement dated March 01, 2006 (Incorporated by reference as Exhibit 10.4 to Form 10-QSB (Commission File No. 000-27879), filed on May 22, 2006).
10.5**	Maryland Attorney General Assurance of Voluntary Compliance (Incorporated by reference as Exhibit 10.5 to Form 10-QSB (Commission File No. 000-27879), filed on May 22, 2006).
10.6**
Binding Letter of Intent, dated as of June 19, 2006 among Gateway Distributors, Ltd., Marshall Distributing, LLC, and EMS Business Development, Inc. (Incorporated by reference as Exhibit 10.1 to Form 8-K (Commission File No. 000-27879), filed on July 24, 2006).

10.7**	Allan Gold Consulting Agreement, dated March 16, 2006 (Incorporated by reference as Exhibit 10.6 to Form 10-QSB (Commission File No. 000-27879), filed on August 21, 2006).
10.8**	Peter Hammer Employment Agreement, dated May 8, 2006 (Incorporated by reference as Exhibit 10.7 to Form 10-QSB (Commission File No. 000-27879), filed on August 21, 2006).
10.9**	Marshall Distributing Letter of Intent (Incorporated by reference as Exhibit 10.8 to Form 10-QSB (Commission File No. 000-27879), filed on August 21, 2006).
10.10**
Binding Letter of Intent, dated as of June 19, 2006 among Gateway Distributors, Ltd., Marshall Distributing, LLC, and EMS Business Development, Inc. (Incorporated by reference as Exhibit 10.1 to Form 8-K/A (Commission File No. 000-27879), filed on September 14, 2006).

10.11**
Contract for Sale of Business and Assets, dated as of June 30, 2006, between Marshall Distributing, LLC, EMS Business Development, Inc., Terry D. Nielson and Gateway Distributors, Ltd. (Incorporated by reference as Exhibit 10.2 to Form 8-K/A (Commission File No. 000-27879), filed on September 14, 2006).

10.12**	Gateway Distributors, Ltd. Liability Undertaking executed June 30, 2006 (Incorporated by reference as Exhibit 10.3 to Form 8-K/A (Commission File No. 000-27879), filed on September 14, 2006).
10.13**
Gateway Distributors, Ltd. Operations and Assets Notes issued to Marshall Distributing, LLC and EMS Business Development, Inc., in the amount of 5,230,000.00, dated June 30, 2006 (Incorporated by reference as Exhibit 10.4 to Form 8-K/A (Commission File No. 000-27879), filed on September 14, 2006).

10.14**
Security Agreement made and entered into and effective as of June 30, 2006, by and between Gateway Distributors, Ltd., Marshall Distributing, LLC, EMS Business Development, Inc. and Terry D. Nielsen (Incorporated by reference as Exhibit 10.5 to Form 8-K/A (Commission File No. 000-27879), filed on September 14, 2006).

10.15**
Gateway Distributors, Ltd. All-Inclusive Promissory Note Secured by All-Inclusive Trust Deed in the amount of $770,000.00, issued to Terry D. Nielson and Laniel S. Nielson, dated June 30, 2006 (Incorporated by reference as Exhibit 10.6 to Form 8-K/A (Commission File No. 000-27879), filed on September 14, 2006).

10.16**
All-Inclusive Trust Deed with Assignment of Rents, made as of June 30, 2006, between Gateway Distributors, Ltd., Empire Land Title, Inc., Terry D. Nielson and Laniel S. Nielson (Incorporated by reference as Exhibit 10.7 to Form 8-K/A (Commission File No. 000-27879), filed on September 14, 2006).

10.17**
Assignment and Bill of Sale, executed as of June 30, 2006, by Marshall Distributing, LLC, EMS Business Development, Inc., and Gateway Distributors, Ltd. (Incorporated by reference as Exhibit 10.8 to Form 8-K/A (Commission File No. 000-27879), filed on September 14, 2006).

10.18**	Turn-Key Financial Services, LLC Escrow Instruction Letter dated August 2006 (Incorporated by reference as Exhibit 10.9 to Form 8-K/A (Commission File No. 000-27879), filed on September 14, 2006).
10.19**
Termination of Lease Agreement between Terry D. Nielson, Laniel S. Nielson and Marshall Distributing, LLC, dated June 30, 2006 (Incorporated by reference as Exhibit 10.10 to Form 8-K/A (Commission File No. 000-27879), filed on September 14, 2006).

10.20**	Marshall Distributors, Inc. Assignment and Bill of Sale (Incorporated by reference as Exhibit 10.9 to Form 10-QSB (Commission File No. 000-27879), filed on November 20, 2006).
10.21**	Marshall Distributors, Inc. Contract for Sale of Business Assets (Incorporated by reference as Exhibit 10.10 to Form 10-QSB (Commission File No. 000-27879), filed on November 20, 2006).
10.22**	Marshall Distributors, Inc. Liability Undertaking Agreement (Incorporated by reference as Exhibit 10.11 to Form 10-QSB (Commission File No. 000-27879), filed on November 20, 2006).
10.23**	Marshall Distributors, Inc. Operations & Assets Note (Incorporated by reference as Exhibit 10.12 to Form 10-QSB (Commission File No. 000-27879), filed on November 20, 2006).
10.24**	Marshall Distributors, Inc. Security Agreement (Incorporated by reference as Exhibit 10.13 to Form 10-QSB (Commission File No. 000-27879), filed on November 20, 2006).
10.25**	Kozmary Consulting Agreement, dated August 10, 2006 (Incorporated by reference as Exhibit 10.14 to Form 10-QSB (Commission File No. 000-27879), filed on November 20, 2006).
10.26**	Guarnera Consulting Agreement, dated August 14, 2006 (Incorporated by reference as Exhibit 10.15 to Form 10-QSB (Commission File No. 000-27879), filed on November 20, 2006).
10.27**	American Bath Binding Letter of Intent, dated July 1, 2006 (Incorporated by reference as Exhibit 10.16 to Form 10-QSB (Commission File No. 000-27879), filed on November 20, 2006).
10.28**	American Bath Agreement, dated September 1, 2006 (Incorporated by reference as Exhibit 10.17 to Form 10-QSB (Commission File No. 000-27879), filed on November 20, 2006).
10.29**	Botanicals Confidentiality and Restricted Use Agreement, dated November 16, 2006 (Incorporated by reference as Exhibit 10.18 to Form 10-KSB (Commission File No. 000-27879), filed on April 16, 2007).
10.30**	Gary Heath Stock Option Agreement, dated February 03, 2006 (Incorporated by reference as Exhibit 10.23 to Form 10-KSB (Commission File No. 000-27879), filed on April 16, 2007).
10.31**	American Bath Intellectual Property Agreement, dated October 01, 2006 (Incorporated by reference as Exhibit 10.24 to Form 10-KSB (Commission File No. 000-27879), filed on April 16, 2007).
10.32**	American Bath Inventory and Equipment Loan Agreement, dated October 01, 2006 (Incorporated by reference as Exhibit 10.25 to Form 10-KSB (Commission File No. 000-27879), filed on April 16, 2007).
10.33**	Janssen Consulting Agreement, dated February 08, 2007 (Incorporated by reference as Exhibit 10.19 to Form 10-KSB (Commission File No. 000-27879), filed on April 16, 2007).
10.34**	Janssen Secured Promissory Note, dated February 09, 2007 (Incorporated by reference as Exhibit 10.20 to Form 10-KSB (Commission File No. 000-27879), filed on April 16, 2007).
10.35**
Wanda Boone Consignment Agreement between Marshall Distributing and Wanda Boone, dated March 15, 2007 (Incorporated by reference as Exhibit 10.21 to Form 10-KSB (Commission File No. 000-27879), filed on April 16, 2007).

10.36**
Wanda Boone Consignment Agreement between The Right Solution Gateway and Wanda Boone, dated March 15, 2007 (Incorporated by reference as Exhibit 10.22 to Form 10-KSB (Commission File No. 000-27879), filed on April 16, 2007).

10.37*	CAMHZN Master LDC 12% Secured Promissory Note due May 1, 2008.
10.38*	CAMOFI Master LDC 12% Secured Promissory Note due May 1, 2008.
10.39*	Guarantee dated as of October 31, 2007 made by David Fuselier.
10.40*	Letter Agreement dated October 31, 2007 by CAMOFI Master LDC and CAMHZN Master LDC.
10.41*	MHII Guarantee dated as of October 31, 2007.

10.42*	Nevada Mortgage dated October 31, 2007.
10.43*	Utah Mortgage dated October 31, 2007.
10.44*	Purchase Agreement dated as of October 31, 2007 by and among D. L. Claire Capital, Inc., Marshall Holdings International, Inc. and CAMOFI Master LDC.
10.45*	Security Agreement dated as of October 31, 2007 among D. L. Claire Capital, Inc. and Marshall Holdings International, Inc.
10.46*
Security Interest and Pledge Agreement dated as of October 31, 2007 by and among CAMOFI Master LDC, CAMHZN Master LDC, D. L. Claire Capital, Inc., Marshall Holdings International, Inc. and Richard A. Bailey, Florian R. Ternes, and Neptune Communications, Inc.

10.47*	Common Stock Purchase Warrant issued to CAMHZN Master LDC.
10.48*	Common Stock Purchase Warrant issued to CAMOFI Master LDC.
14**	Code of Ethics.
31.1*	Certification of Richard A. Bailey, Chief Executive Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of W. Jamie Plante, Chief Financial Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Richard A. Bailey, Chief Executive Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of W. Jamie Plante, Chief Financial Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

___________
**	Previously Filed
*	Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL HOLDINGS INTERNATIONAL, INC.

Date: April 15, 2008.	By	/s/ Richard A. Bailey
Richard A. Bailey, Chief Executive Officer

	By	/s/ W. Jamie Plante
W. Jamie Plante, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard A. Bailey	Chief Executive Officer and Chairman of the Board of Directors	April 15, 2008
/s/ Florian R. Ternes	Director, Chief Operating Officer and Secretary	April 15, 2008
/s/ W. Jamie Plante	Chief Financial Officer	April 15, 2008

MARSHALL HOLDINGS INTERNATIONAL, INC.  AND SUBSIDIARIES

- CONTENTS -

Contents

MADSEN & ASSOCIATES, CPA’s Inc.
Certified Public Accountants and Business Consultants
684 East Vine St #3
Murray, UT 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Marshall Holdings International, Inc.

Report of Independent Registered Accounting Firm

We have audited the accompanying consolidated balance sheets of Marshall Holdings International, Inc. (formerly Gateway Distributors, Ltd.) and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of Marshall Holdings International, Inc. (formerly Gateway Distributors, Ltd.) and Subsidiaries as of December 31, 2007 and 2006, and the results of its consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Madsen & Associates CPA’s, Inc.
April 11, 2008
Salt Lake City, Utah

Contents

MARSHALL HOLDINGS INTERNATIONAL, INC.  AND SUBSIDIARIES
AUDITED CONSOLIDATED BALANCE SHEET
(CONDENSED FINANCIAL STATEMENTS)
December 31, 2007 and 2006

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,045	61,083
Accounts Receivable (net allowance of 81,611 &11,075)	76,715	193,071
Inventories	623,247	991,337
Note Receivable	4,395,375	1,709,122
Prepaids	24,925	12,962
Total Current Assets	5,139,307	2,967,575

PROPERTY & EQUIPMENT
Property and Equipment, at cost	3,583,390	3,627,972
(Less) accumulated depreciation and amortization	(558,063)	(477,296)
Total Property & Equipment	3,025,327	3,150,676

OTHER ASSETS
Customer Lists	500,000	500,000
Distributor Rights	672,400	1,779,500
Websites and e-commerce Programs	797,400	1,750,000
Other Assets	1,752,382	2,286,016
Total Other Assets	3,722,182	6,315,516

Total Assets	11,886,816	12,433,767

(See Notes to Financial Statements)

The accompanying notes are an integral part of the audited financial statements.

Contents

MARSHALL HOLDINGSINTERNATIONAL, INC.  AND SUBSIDIARIES
AUDITED CONSOLIDATED BALANCE SHEET
(CONDENSED FINANCIAL STATEMENTS)

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
LIABILITIES

CURRENT LIABILITIES:
Accounts payable:
Trade Regular	$864,462	784,977

Accrued expenses:
Payroll and employee benefits	766,715	402,105
Payroll taxes	272,096	233,435
Interest	520,411	442,944
Other	529,876	213,503
Notes Payable	9,116,089
Current maturities of long-term debt	40,495	7,953,917

Total current liabilities	12,110,144	10,030,881

LONG-TERM DEBT	1,693,908	2,016,001

Total Liabilities	13,804,052	12,046,882

Commitments and Contingencies	-

STOCKHOLDERS' EQUITY

Series A Preferred stock - $.001 par value;Authorized - 100,000,000 shares;Issued and outstanding at December 31 2007and 2006 28,915,125 and 32,972,125, respectively	28,915	32,972

Series B Preferred stock - $.001 par value;Authorized at December 31, 2007 and 20061,000,000,000 and 100,000,000 respectively;Issued and outstanding at December 31, 2007 and 2006 185,000,000 and 185,000,000, respectively	185,000	185,000

Common stock, - $.001 par value Authorized - 25,000,000,000 shares Issued and outstanding at December 31,2007 and 2006 6,577,357,320 and 2,117,957,320 respectively	6,577,357	2,117,957
Additional paid-in capital	17,976,624	21,162,117
Accumulated (deficit)	(26,385,132)	(23,111,161)

Net Stockholders' Equity	(1,917,236)	386,885

Total Liabilities & Stockholders' Equity	$11,886,816	12,433,767

(See Notes to Financial Statements)

The accompanying notes are an integral part of the audited financial statements.

Contents

MARSHALL HOLDINGS INTERNATIONAL, INC.AND SUBSIDIARIES
AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(CONDENSED FINANCIAL STATEMENTS)

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

SALES	$5,204,952	$3,757,181

COST OF SALES	1,573,908	1,044,400

GROSS PROFIT	3,631,044	2,712,781

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Depreciation Expense	158,914	82,035
Professional Services Not Classified Elsewhere	1,347,306	3,083,881
Product Development	74,229	228,527
All Other Selling, General and Administrative	3,025,068	2,468,156

TOTAL SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	4,605,517	5,862,599

INCOME (LOSS) FROM OPERATIONS	(974,473)	(3,149,818)

OTHER INCOME (EXPENSE):
Other Income	110,623	34,285
Interest Income	225,693
Loss on Sale of Property	(12,319)
Intangible Impairment Charge	(2,473,922)
(Loss) on QDS Investment		(200,000)
Interest Expense	(449,573)	(419,704)

TOTAL OTHER INCOME (EXPENSE):	(2,599,498)	(585,419)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(3,573,971)	$(3,735,237)

PROVISION FOR INCOME TAXES	(0.00)	(0.00)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK	2,740,267,046	108,246,279

See Notes to Financial Statements

Contents

MARSHALL HOLDINGS INTERNATIONAL, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIODS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

	Preferred Stock Par Value $0.001		Common Stock Par Value $0.001
	Shares	Amount	Shares	Amount	Paid in Excess of Par	Accumulated (Deficit)	Net Equity (Deficiency)
Balance for December 31, 2005	29,972,125	29,972	2,967,011	2,967	20,506,249	(19,375,924)	1,163,263

Common Stock Issued:
For Services - Restricted Stock			340,309	340	12,238		12,580
For Services - Unrestricted Stock			13,650,000	13,650	2,772,550		2,786,200
For Cash - Restricted			101,000,000	101,000	38,080		139,080
Preferred Stock Issued
Preferred Stock B	170,000,000	170,000			(151,000)		19,000
Preferred Stock A	18,000,000	18,000	2,000,000,000	2,000,000	(2,016,000)		2,000
Loss for the Period						(3,735,238)	(3,735,238)
Balance for December 31, 2006	217,972,125	217,972	2,117,957,320	2,117,957	21,162,117	(23,111,161)	386,885

Common Stock Issued:
For Services - Unrestricted Stock			1,222,400,000	1,222,400	(120,050)		1,102,350
For Cash - Restricted			1,180,000,000	1,180,000	(1,012,500)		167,500
Preferred Stock Issued
Preferred Stock B
Preferred Stock A	(4,057,000)	(4,057)	2,057,000,000	2,057,000	(2,052,943)
Loss for the Period						(3,573,971)	(3,573,971)
Balance for December 31, 2007	213,915,125	213,915	6,577,357,320	6,577,357	17,926,624	(26,685,132)	(1,917,236)

See Notes to Financial Statements

The accompanying notes are an integral part of the audited financial statements.

Contents

MARSHALL HOLDINGS INTERNATIONAL, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONDENSED INTERIM FINANCIAL STATEMENTS)

		(RESTATED)
	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income	$(3,573,971)	$(3,735,237)
Adjustments to reconcile Net Income to net cash provided by operating activities:
Stock Issued for Services	1,189,850	2,819,780
Depreciation	158,914	82,035
Intangible Assets Impairment Charge	2,473,922
Changes in operating assets and liabilities:
(Increase) in Accounts Receivable	116,356	(169,314)
(Increase) Decrease in Inventory	368,090	(618,061)
(Increase) Decrease in Other Current Assets	(2,698,216)	(1,291,510)
Increase (Decrease in Accounts Payable	57,487	583,669
In Increase in Other Current Liabilities	755,227	994,481

Net cash (used) provided by operating activities	(1,152,342)	(1,334,156)

CASH FLOWS FROM INVESTING ACTIVITIES:

(Purchase) of Prop., Plant & Equipment		(12,573)
Proceeds from sale of Prop., Plant & Equip	119,412
(Increase) in Other Assets	(33,568)

Net cash (used) provided by investing activities	85,844	(12,573)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of Notes Payable	944,458	1,175,427
Proceeds from issuance of stock	80,000	139,080

Net cash provided (used)by financing activities	1,024,458	1,314,507

Net cash Increase ((Decrease) for period	(42,039)	(32,222)

Cash at beginning of period	61,084	93,306

Cash at end of period	$19,045	$61,084

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of Other Assets		(3,703,595)
Purchase of Property, Plant & Equipment		(3,136,979)
Increase in Notes Payable		6,840,574

See Notes to Financial Statements

The accompanying notes are an integral part of the audited financial statements.

Contents

MARSHALL HOLDINGS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

NOTE 1 - ORGANIZATION, HISTORY AND BUSINESS ACTIVITY:

The Company incorporated on May 26th, 1993 as a Nevada corporation under the name of Gateway Distributors, Ltd.  It has subsequently changed its name to Marshall Holdings International, Inc.(“the Company”).

The Company is a distributor of vitamins, nutritional supplements, whole health foods and skin care products mainly in the United States of America and Canada, with some sales in Russia and Indonesia.  Many of the formulas used in the products the Company sells and distributes are made from its own formulas.

On August 15th, 2002, the Company purchased all of the operations and assets including formulas and trademark of Grandma Hammans Specialty Foods LLC.  On June 4, 2003, the Company incorporated in Nevada Grandma Hammans Specialty Foods (“GH”) and moved the operations, assets and liabilities related to this purchase into GH.

On December 31, 2002, the Company sold its ownership interest in TRSG Corporation (“TRSG”) previously a majority owned subsidiary.  TRSG is recognized in these consolidated financial statements to the point of sale, which is December 31, 2002.

On December 31, 2002, the Company bought all of the assets and assumed a significant portion of the debts of TRSG.  This transaction is reported on the purchase method of accounting using the carrying value on the books of TRSG as the cost basis on the books of the Company.

On January 7, 2003, the Company organized The Right Solution Gateway, a wholly owned subsidiary (“TRS Gateway”).  All operations of the Company that were previously handled via TRSG were transferred into TRS Gateway.

On April 30, 2004, Marshall formed a wholly owned subsidiary, Gateway Venture Holdings, Inc.  (“GVH”).  The Las Vegas property and fixed assets of Marshall are recorded in the financial statements of this subsidiary.

Also on April 30, 2004, Gateway formed a wholly owned subsidiary, Aspen Cove Resort Incorporated (“ACR”) to run the operations of Aspen Cove Resort (formerly Beaver Dam Lodge) located in Panguitch Utah.  The lodge had been purchased on April 15, 2004 and is listed as real estate in the financial statements of GVH.

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

On November 30, 2004, Gateway formed a wholly owned subsidiary, Gateway Corporate Administration, Inc (“GCA”).  On August 31, 2006 the name of the corporation was changed to Marshall Corporate Administration.  The company is engaged in marketing and management services.

In December, 2004 Marshall moved its corporate office and warehouse location to 3220 Pepper Lane, Las Vegas, Nevada 89120.

On December 21, 2004 the Company entered an Asset Purchase Agreement for 51% of Los Cabos Beverage, then owned by Blaine Wendtland (“Wendtland”).  The 51% interest in Loc Cabos Beverage and its assets were acquired by the Company in exchange for Wendtland receiving all rights to Grandma Hammans GHF product and Wendtland assuming and paying off the debts of $193,833 Grandma Hammans owed to Los Cabos Freedom Movement LLC and to Ed Wendtland.

Contents

On December 30, 2004, Marshall formed a 51% owned subsidiary, Los Cabos Beverage Inc (“Los Cabos”) to handle the operations of the sale of private label water.

On February 28, 2005, the sales of Los Cabos did not meet expectations and the Company entered into an agreement with Blaine Wendtland wherein he assumed all ownership and obligations and the Company terminated its commitments and relationships with Los Cabos and Blaine Wendtland.

On June 2, 2005, the Company sold its wholly owned subsidiary, Aspen Cove Resort Incorporated (“ACR”), in combination with selling the building and real estate on which the resort.  The gain was reported as Gain on Sale of Property under Other Income on the 2005 financials.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) - PRINCIPLES OF CONSOLIDATION

As of  December 31, 2007 the Company has the following wholly owned subsidiaries:

-The Right Solution Gateway (multilevel marketing and retail sales)

- Marshall Distributing, Inc.  formerly Grandma Hammans Specialty Foods, (wholesale distribution)

- Gateway Venture Holdings, Inc.  (house and manage the real estate, vehicles and equipment of the Company)

- Marshall Corporate Administration formerly Gateway Corporate Administration, Inc.  (Marketing and Management)

- Mountain West Holdings, Inc.  (website and e-commerce sales)

The Company also owned a 51% interest in Quality Distribution Services of Arizona, a wholesale distributor of non-alcoholic beverages and food.  In 2004, the Company reported the operations of QDS in the financial statement.  Beginning in 2005, the Company did not report the operations of this company in the financial statements, but recognized it as an investment, not as an equity position (See Note “Investment in Quality Distribution Services of Arizona” (“QDS”)).  During the first quarter 2006, the Company wrote off it's investment in QDS as the corporate entity was revoked and out of business as of July 1, 2006.

The Company acquired the business assets and operations of Marshall Distributing, LLC, a Utah limited liability company and a portion of EMS Business Development, Inc., a California corporation in July of 2006.  These assets have been assigned to the previously inactive subsidiary Grandma Hammans Specialty Foods and the subsidiary has appropriately changed its name to Marshall Distributing, Inc. (“Marshall Dist”).  The asset purchase includes the operations and warehouse facility.

The Company created a new subsidiary corporation, Mountain West Holdings, Inc. which includes some of the assets acquired from EMS Business Development, Inc., a California corporation.  The operation includes website and e-commerce channels of distributions and retail sales.

Contents

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

(d) - RECEIVABLE ESIP STOCK PLAN

Stock sales through the Employee Stock Incentive Plan (ESIP) sold at year end are reported as a receivable rather than negative equity provided they are received within 60 days after year end.  There were no funds due at December 31, 2007.

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

Depreciation expense for the years ended December 31, 2007 and 2006 was $158,914 and $82,035, respectively.

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

Contents

The company recognized an impairment charge write down of its intangible assets of $2,473,922 for the year ended December 31, 2007.

(i) – OTHER ASSETS

The amount in other assets is condensed and includes distributor rights, customer lists, website and e-commerce sites and programs, products pending production, formulas, and other various assets.

(j) - INCOME TAXES

The Company has adopted the provisions of statements of Financial Accounting Standards No.  109, “Accounting for Income Taxes,” which incorporates the use of the asset and liability approach of accounting for income taxes.  The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the income tax basis of assets and liabilities.

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

(n) - EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are computed on a weighted average of shares issued and outstanding through the year.  The only common stock equivalents relate to outstanding stock options (which have been measured to have immaterial fair value at December 31, 2007 and 2006); however, since the Company has net operating losses for the periods ending December 31, 2007 and 2006, the common stock equivalents would be anti-dilutive.  Therefore, basic and diluted EPS are the same.

(o) - ADVERTISING COSTS.

The Company conducts non-direct response advertising for which the costs are expensed when incurred.  Total advertising costs of $6,680 and $19,273 were incurred for the years ended December 31, 2007 and 2006, respectively.

The Company had capitalized the advertising costs associated with the production of an infomercial in previous years in accordance with the Statement of Position 93-7 Reporting on Advertising Costs.  The company has determined that the viability of the infomercial was no longer valid.  The company expensed the capitalized costs in the fourth quarter of 2007 in the amount of $ 414,222.

Contents

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

(r) – STOCK BASED COMPENSATION

The Company has adopted SFAS No. 123(R), Share-Based Payment, defines the fair-value-based method of accounting for stock-based employee compensation plans and transactions used by Marshall to account for its issuances of equity instruments to record compensation cost for stock-based employee compensation plans at fair value as well as to acquire goods or services from non-employees.  Transactions in which Marshall issues stock-based compensation to employees, directors and advisors and for goods or services received from non-employees are accounted for based on the fair value of the equity instruments issued.  Marshall utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensation.  These pricing models utilize the market price of Marshall’s common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

 (s) – CONCENTRATION RISK

The Company reports no significant concentrations.

(t) - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

NOTE 3 – MARSHALL DISTRIBUTING ACQUISITION OF OPERATIONS AND ASSETS

The Company completed the acquisition of the business assets of Marshall Distributing, LLC, a Utah limited liability company and a portion of EMS Business Development, Inc., a California corporation.  These assets have been assigned to the currently inactive subsidiary Grandma Hammans Specialty Foods and the subsidiary has had an appropriate name change to Marshall Distributing, Inc.  The asset purchase includes the operations and warehouse facility.  The date in which all of the final terms and conditions were met was on or about August 6, 2006.  The effective close date was June 30, 2006. The Company acquired the assets and operations of Marshall Distributing for a total purchase price of $7,241,301. The assets and operations included a fully integrated 27,000 square foot distribution facility, equipment and fixed assets, website and e-commerce platforms, distribution rights, customer lists, inventory, accounts receivable and other related business assets.

The assets and operations of Marshall Distributing were acquired for strategic business purposes. Marshall International Inc. desired to expand it’s current business operations into the wholesale distribution channels enabling further market penetration into the wellness market. Both Marshall Distributing and The right solution sell similar products but through different channels. Furthermore the technology and integration into the e-commerce website platform allowed yet another retail channel to reach customers and increase sales of it’s nutritional based products. The acquisition brought another 6,000 products and over 150 manufacturers for product sourcing and expansion. The acquisition was a natural fit in the evolution of Marshall Holdings International, Inc. diversification into the wellness market that continues to grow and expand.

Contents

MARSHALL DISTIBUTING
CONDENSED BALANCE SHEET
(STATEMENT OF ACQUIRED ASSETS AND LIABILITIES)
June 30,
2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$386,967
Accounts Receivable	225,919
Inventories	689,803
Prepaids	18,571
Total Current Assets	1,321,260

PROPERTY & EQUIPMENT
Property and Equipment, at cost	1,947,984
(Less) accumulated depreciation and amortization	(67,443)
Total Property & Equipment	1,880,541

OTHER ASSETS
Customer Lists	500,000
Distributor Rights	1,779,500
Websites and e-commerce Programs	1,750,000
Total Other Assets	4,039,500

Total Assets	7,241,301

Contents

LIABILITIES

CURRENT LIABILITIES:

Accounts payable:
Trade Regular	$297,623

Accrued expenses:
Accrued Liabilities	94,247
Total current liabilities	391,870

LONG-TERM DEBT	6,849,431

Total Liabilities	7,241,301

NOTE 4 - GRANDMA HAMMANS AND LOS CABOS BEVERAGE:

The Company purchased the assets of Grandma Hammans Specialty Foods, LLC, from Blaine Wendtland on August 15, 2002.  On December 21, 2004 the assets and liabilities of Grandma Hammans, other than some minor residual receivables and payables, passed to Blaine Wendtland in exchange for a 51% interest in the sale of private label water that Blaine Wendtland had developed.  Grandma Hammans subsidiary includes all of the assets and liabilities of Marshall Distributing acquired in July of 2006.

NOTE 5 -RELATED PARTIES:

The Company entered into an agreement December 12, 2003 with The Chelsea Collection Inc, a Nevada corporation (“Chelsea Collection”) that was finalized on March 15, 2004 and later clarified on a few points on May 4, 2004.  Chelsea Collection is majority owned by the officers of the Company and Francois Vautour, an unrelated third party.  Chelsea Collection, in an agreement dated November 25, 2003, acquired among other things from Francois Vautour and others all United States and Canada rights, trademarks, formulas and licenses of the Jeunesse by Francois Vautour and the GH3 skin care line.

In the agreement the Company has with Chelsea Collection, the Company will have the opportunity to acquire the same Francois Vautour skin care line from Chelsea Collection for virtually the same price and terms as Chelsea Collection is buying it from Francois Vautour.  The terms of the agreement involves a purchase price of $4,000,000, payments are computed based on 15% of the gross sales less cost of goods sold with a minimum weekly payment of $10,000.  Once the purchase price is paid, then a royalty of up to 15% of the gross sales less cost of goods sold steps into place and continues thereafter.  The cost outlays have been charged to the statement of operations as a selling, general and administrative expense, which were $163,971 for the period, ended December 31, 2006.

No title or ownership passes to the Company or to Chelsea Collection until the November 25, 2003 agreement between Chelsea Collection and Francois Vautour is satisfied, the payment of which is described in the prior paragraph.  The Company has opted not to capitalize the purchase price.  Therefore, all monies paid have been expensed.

During the third quarter 2005, the Company sold to the Chelsea Collection its controlling block of preferred stock in PolarWearZ, Inc.  (refer to note “Real Estate Sales”) for $250,000.  Chelsea Collection changed the name of the corporation to “The Chelsea Collection, Inc.” As of June 30, 2006, the company recognized a gain on sale of stock in the amount of $50,000.

Contents

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

On September 29, 2006, The Chelsea Collection, Inc. changed its name to G-H-3 International Inc.

In May of 2007 a settlement was reached with G-H-3 International, Inc. in which Francois Vatour received back all of the rights to the Chelsea Collection Skin care line by G-H-3 International, Inc. in lieu of any future payments or obligation.

NOTE 6 - INVESTMENT IN QUALITY DISTRIBUTION SERVICES OF ARIZONA (“QDS”):

On May 30, 2004, an agreement was signed with Quality Distribution Services of Nevada creating a wholesale beverage distribution center in the Phoenix, Arizona area.  For this joint venture, Quality Distribution Services of Arizona, Inc (“QDS”) was incorporated in Nevada on June 7, 2004, of which 51% was owned by Gateway.

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

NOTE 7- REAL ESTATE ACQUISITIONS AND SALES:

In a single agreement on June 2, 2005, the Company sold Aspen Cove Resort (property) and the subsidiary Aspen Cove Resort, Inc.  (operations of Aspen Cove Resort), hereafter referred to as “Aspen Cove,” to Cal-Bay International (“Cal-Bay”).  Aspen Cove sold for approximately $2,600,000.  The purchase price was paid with (1) 32,000,000 million shares of restricted Preferred Series B stock of Cal-Bay, valued at $1,600,000, (2) the controlling block of stock (restricted preferred stock) in PolarWearZ, Inc., an inactive no asset corporation, valued at $200,000, (3) 8,520,000 free trading shares of common stock in PolarWearZ, Inc.  (approximately 15% of the common stock outstanding) valued at $400,000, (4) mortgage debt assumption, and (5) cash paid to the mortgage holder catching up the past due mortgage payments.  Because there was no distinction made between the sale of the Aspen Cove property and operations (subsidiary), the transaction was recognized as one sale and netted into one gain, effective June 2, 2005.  The operations of Aspen Cove Resort are reflected only thru June 2, 2005, the date the Company ceased owning the operations.

The valuation of Cal-Bay stock received from the sale of Aspen Cove and the Valley Drive real estate, is for a guaranteed minimum sales price of $0.05 per share upon conversion from preferred “B” non voting stock to voting common stock.  The preferred stock is non-dilutable and, as per the agreement, upon sale as common stock it is guaranteed to sell for no less than $0.05 per share, or additional shares will be issued to compensate for any shortage.  The gain on this sale of approximately $1,276,000 has been recognized in the 2005 Statement of Operations as part of the “Gain on Sale of property.”

During the second quarter of 2005, the Company sold a residential property in Las Vegas for approximately $250,000 to Cal-Bay.  Under the terms of the agreement the purchase price was paid by (1) 2,800,000, shares of Cal-Bay International non-dilutable Preferred “B” stock, guaranteed value at $0.05 per share, for$140,000 (2) debt assumption of the underlying mortgage, and, (3) cash paid to the mortgage holder catching up the past due mortgage payments.  The loss on this sale has been recognized in the 2005 Statement of Operations as “Loss on Sale of Valley Dr House” in the amount of $26,024.

The Company purchased a smaller commercial property on March 13.  2006.  The warehouse/operations have been moved to this building.  The offices are operating out of a temporary location while the office portion of the building is completed.

Contents

The Company acquired the existing offices and warehouse of Marshall Distributing on July 1, 2006 in the purchase agreement.

NOTE 8 – NOTES PAYABLE

The Company acquired the assets of Marshall Distributing LLC and EMS Business Development on July 1, 2006 and included in the consideration were three separate notes payable totaling $6,840,574. The first note payable was in the amount of $5, 230,000 due and payable on September 1, 2007 at a variable rate of interest based on prime plus. The second note payable was for $770,000 due and payable on September 1, 2007 with an interest rate of 9.74%. The third note payable was in the amount of $840,574 payable over the next 18 years at 0% interest. The notes were properly classified between notes payable, current maturities of long term debt and long term for the year ending December 31, 2007. The creditor is currently working with the Company in an effort to resolve the debt.

The Company also acquired a building in 2006 in the amount of $1,200,000 with an original mortgage of $956,250 at an interest rate of 8.25% due on April 1, 2013. The Company has taken a second mortgage out with an original amount of $330,000 with an interest rate of 16%.  The second mortgage is due and payable on September 14, 2008.

The Company also has historical notes payable totaling $1,827,933 including accrued interest and principal due and payable before December 31, 2007.   These notes payable consist of various amounts of principal and interest ranging from 9% to 14%. The Company is currently working on a debt restructure for its creditors.

The Company has taken a second mortgage out on the building in Salt Lake City in the amount of $500,000 in February of 2007. The note was a short term note due and payable in September of 2007 with an interest rate of 10%. The creditor is currently working with the company in resolving the note.

The Company has entered into a short term obligation with DL Claire in which the Company received $390,000 in November of 2007 and DL Claire received the balance. The Company co-signed on a note for $650,000 with DL Claire. The obligation is due in May of 2008.

The summary of notes payable is as follows:

Notes Payable	$9,116,089
Current Maturities of Long Term Debt	$40,495
Long Term Debt	$1,693,908

NOTE 9 – EQUITY

(a) REVERSE STOCK SPLITS:

On December 4, 2006, the Company enacted a 1000 for 1 reverse stock split.  The financial statements have reflected this reverse stock split retroactively to the beginning of the reporting period of these financial statements.

(b) EMPLOYEE STOCK INCENTIVE PLAN (“ESIP”):

Since 2003, the Company has filed with the Securities and Exchange Commission (“SEC”) several forms S-8 with respect to Employee Stock Incentive Plans (“ESIP”) and its increases in stock approved to issue under such plans.  No additional increases in stock have been submitted or approved to issue under such plans since August 2004.

During 2004, the total number of shares approved to issue in these plans was 18,200,000,000 (18 billion, 200 million).  Stock issued to employees through the plan is not affected by reverse splits until after it has been sold.  The remaining unissued stock at any time remains unchanged despite what happens to the stock once it is issued (i.e., stock reverse splits, dividends, etc.).  As of December 31, 2006, there are no remaining shares approved to be issued under the ESIP plans.

During January 1 through December 31, 2007 and 2006 no stock was issued out of the ESIP plan.  There are currently no shares issued and unsold under the ESIP plan.

Contents

(c) NON-EMPLOYEE, DIRECTORS AND CONSULTANTS RETAINER STOCK PLANS (“RSP”):

The Company continually seeks to improve its financial position by seeking investors in exchange for equity in the Company.  The value assigned to the stock for these transactions will vary based on the market value of the stock or services performed at the time, whichever is more readily ascertainable.

Since 2003, the Company has filed with the Securities and Exchange Commission (“SEC”) several forms S-8 with respect to Non-Employee Directors and Consultants Retainer Stock Plans (“RSP”) and its increases in stock approved to issue under such plans.  On July 27, 2006 a Form S-8, Non-Employee Consultants Retainer Stock Plan for the Year 2006, was submitted for 7,000,000,000 (7 billion) shares.

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

During January 1 through December 31, 2006, the Company issued 11,102,550,000 shares out of the RSP plan.

During January 1 through December 31, 2007, the Company issued 972,400,000 shares out of the RSP plan.

(d) AUTHORIZATION OF SERIES “B” PREFERRED STOCK AND ISSUANCE OF RESTRICTED PREFERRED “B” STOCK TO CONSULTANTS:

On January 18, 2005, the Company authorized 100,000,000 shares of Series B Preferred Stock with a par value of $0.001 per share.  Series B preferred stock is convertible to common stock on a one for one basis and on all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series B preferred stock is entitled to the number of votes on such matters equal to the number of shares of the Series B preferred stock held by such holder.

During 2005, the Company issued 15,000,000 restricted shares of Series B preferred stock to consultants for services rendered with an assigned value of $15,000.

On August 29, 2006, the Company authorized an increase of Series B Preferred Stock with a par value of $0.001 per share to 1,000,000,000 shares.

During January 1 through December 31, 2006, the Company issued 170,000,000 shares of Series B preferred stock.  The value of these issuances was recorded at $19,000.

During January 1 through December 31, 2007, the Company did not issue any Series B preferred stock.

(e) RESTRICTED STOCK ISSUED TO OFFICERS (RELATED PARTY TRANSACTIONS):

During January 1 through December 31, 2006, the Company issued 20,000,000 restricted preferred A stock to officers.

During January 1 through December 31, 2007, the Company did not issue any additional stock to officers.

NOTE 10 - OTHER ASSETS:

Other Assets include the Cal-Bay International Stock received in connection of the real estate transaction in June of 2005 in which  The purchase price was paid with (1) 32,000,000 million shares of restricted Preferred Series B stock of Cal-Bay, guaranteed at .05 per share.  The current carrying value on the balance sheet is reflected at          $ 1,133,548 as of December 31, 2007.

Other assets also include costs incurred to develop a new product line.  These costs will not be recognized as inventory until a marketing plan has been developed and implemented.  Management is of the opinion that the estimated fair value of product awaiting marketing exceeds the cost recognized on the Balance Sheet.

Contents

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

A creditor of the Company, Allergy Research group/Nutricology filed in the District Court of Clark County, Nevada an action against the Company on an unpaid open account for goods and merchandise, Case No. A-487334, in the amount of $168,000.  The Company contested the amount claimed and made payment toward the uncontested amount while negotiations with the plaintiff continued.  The Company offered to pay, through counsel, the sum of $50,000 with a payment of $10,000 upon acceptance of the offer and $5,000 per month until paid.  The offer was accepted and payments have been made and the debt is paid in full.  The Company has recognized, in the financial statements, part of the “accounts payable” in the liabilities of the balance sheet to cover these contingencies

On January 11, 2001, the Company acquired approximately 76% of the outstanding shares of common stock of TRSG Corporation (“TRSG”).  The Company sold its interests in TRSG as of December 31, 2002 for $15,000.  At this time the Company also acquired all of the assets and accrued certain liabilities of TRSG.  The creditors of TRSG continue to assert claims against the Company.  Management is unable to estimate the possible loss exposure, but believes the ultimate losses would be minimal for the Company because the debts of TRSG paid by the Company are debts of TRSG and not the Company.

The Securities and Exchange Commission has filed complaints against Suburban Capital and the Company and its CEO.  At this juncture, legal counsel is unable to predict what the possible outcome of these matters will be.

As of September 18, 2006, Management finalized negotiations, initiated in 2003, with the Internal Revenue Service (“IRS”) to settle past taxes due.  An agreement was reached that the compromise previously submitted to the IRS was withdrawn on July 24, 2006.  The offer deposit of $250,000 was to be credited as the initial installment payment.  A second installment payment of $75,000 was to be paid within 90 days of the agreement acceptance date, September 18, 2006.  Payments of $50,000 per month will begin in the fourth month after the acceptance date and will continue each month until the liability is paid in full, approximately 10 months.  The payments were due by the 20th day of the month.  The company has been unable to perform and make the payments as a result of operating cash deficiency and therefore the company has accrued a liability for the above in the amounts of $575,231 and $587,336 for the years ended December 31, 2007 and 2006 respectively.  The company is currently in renegotiations with the IRS to establish a payment plan that they can maintain.

NOTE 13– RESTATEMENT OF FINANCIAL STATEMENTS TO PROVIDE CLARIFICATION AND ADDITIONAL DISCLOSURE

Contents

Management is issuing restated financial statements for 2006 in an effort to further clarify and properly reflect the acquisition of the assets and operations of Marshall Distributing LLC effective July 1, 2006 and to provide additional disclosures of debt regarding notes payable.

The changes include:

A restated statement of the 2006 statement of cashflows with a reclassification and additional disclosure of investing activities and financing activities.  Increases in the property, plant and equipment were reflected in the body of the statement of cashflows that were acquired with debt and therefore the increases to both the property, plant and equipment and the debt have been subsequently broken out and disclosed separately as a non-cash investing and financing activities.

The 2006 balance sheet liabilities section has been restated for notes payable classification and current maturities of long term debt.

The footnote number 3 regarding the acquisition of the assets and operations of Marshall Distributing has been expanded to satisfy all of the required disclosures pertaining to business combinations under SFAS 141.

NOTE 14 - SUBSEQUENT EVENTS:

Global Media Corp. v. Gateway Distributors, Ltd., Case No. 06CV 13415.  United Stated District Court southern District of New York Filed January, 2007.  There has been a breech of contract suit filed by Global Media Corp., which alleges that a single meeting held on January 28, 2004 resulted in a series of agreements entered into by four entities for licensing and marketing of hair removal product known as “Forever Gone.”  Among those agreements, plaintiff alleges that defendant Gateway Distributors, Ltd. agreed to pay $2,000,000 in Gateway stock for marketing and materials and services.  Plaintiff thus claims that it assembled a team of consultants, provided materials, work, labor and services to us and that we failed to issue the stock.  The plaintiff has not yet identified the so-called agreements, consultants, nominees and the work and materials allegedly delivered.  The Plaintiff has confirmed that the so-called agreement with Gateway has never been reduced to writing.  Rather, counsel represented that its claim of an agreement with Gateway is based upon a combination of verbal statements and miscellaneous unidentified, writings.  Gateway asserts that it did not receive the consulting services and materials and expects the suit to be dismissed and is contemplating a counter suit against Global Media Inc.  The case was settled on April ___, 2008 by our agreement to issue $150,000 worth of our free-trading stock to the Plaintiff.

The Company has issued 70 million shares of Series A preferred stock to Messrs Bailey and Ternes as of April 9, 2008 for debt owed to them by the company in part of a debt restructuring transaction as the Company is currently in the process of restructuring as much debt as possible for the relative health of the Company in order to satisfy current obligations.