Form 10KSB/A
period 2006-12-31
MARSHALL HOLDINGS INTERNATIONAL, INC.
filed 2008-04-16
CIK 1062760

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
(Title of class)

Check whether the issuer is not required to file reports pursuant to Sections 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $3,757,181.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 5, 2007: $34,325,717

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of April 5, 2007: 2,145,357,320.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

i

EXPLANATORY NOTE

On April 16, 2007, we filed with the Securities and Exchange Commission our Annual Report on Form 10-KSB for the period ended December 31, 2006.  This Amendment No. 1 to our Annual Report on Form 10-KSB/A is being filed to correct information for Item 7 contained in our Annual Report on Form 10-KSB.

Management is issuing this amended report in an effort to further clarify and properly reflect the acquisition of the assets and operations of Marshall Distributing LLC effective July 1, 2006 and to provide additional disclosures of debt regarding notes payable.

The changes in this report include:

•      A restated statement of cashflows with a reclassification and additional disclosure of investing activities and financing activities.  Increases in the property, plant and equipment were reflected in the body of the statement of cashflows that were acquired with debt and therefore the increases to both the property, plant and equipment and the debt have been subsequently broken out and disclosed separately as a non-cash investing and financing activities;

•              The balance sheet liabilities section has been restated for notes payable classification and current maturities of long term debt;

•              The footnote number 3 regarding the acquisition of the assets and operations of Marshall Distributing has been expanded to satisfy all of the required disclosures pertaining to business combinations under SFAS 141; and

•              An additional footnote 8 on Notes Payable has been added to clarify the terms and obligations for the registrant’s debt.

The filing of this Form 10-KSB/A, Amendment No. 1, is not an admission that our Form 10-KSB for the year ended December 31, 2006, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

Except as described herein, no other changes have been made to our Annual Report on Form 10-KSB.  We have not updated the disclosures in this Form 10-KSB/A, Amendment No. 1, to speak as of a later date or to reflect events which occurred at a later date, except as noted.

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

PART I

Item 1.	Description of Business.

Incorporated by reference from the registrant’s report on Form 10-KSB dated April 16, 2007.

Item 2.	Description of Property.

Incorporated by reference from the registrant’s report on Form 10-KSB dated April 16, 2007.

Item 3.	Legal Proceedings.

Incorporated by reference from the registrant’s report on Form 10-KSB dated April 16, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders.

Incorporated by reference from the registrant’s report on Form 10-KSB dated April 16, 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Incorporated by reference from the registrant’s report on Form 10-KSB dated April 16, 2007.

Item 6.	Management's Discussion and Analysis or Plan of Operation.

Incorporated by reference from the registrant’s report on Form 10-KSB dated April 16, 2007.

Item 7.	Financial Statements.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-19.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Incorporated by reference from the registrant’s report on Form 10-KSB dated April 16, 2007.

Item 8a.	Controls and Procedures.

Incorporated by reference from the registrant’s report on Form 10-KSB dated April 16, 2007.

Item 8b.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

Incorporated by reference from the registrant’s report on Form 10-KSB dated April 16, 2007.

Item 10.	Executive Compensation.

Incorporated by reference from the registrant’s report on Form 10-KSB dated April 16, 2007.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the registrant’s report on Form 10-KSB dated April 16, 2007.

Item 12.	Certain Relationships and Related Transactions.

Incorporated by reference from the registrant’s report on Form 10-KSB dated April 16, 2007.

Item 13.	Exhibits.

Exhibit No.	Identification of Exhibit

3.1**	Articles of Incorporation.
3.2**	Amended and Restated Articles of Incorporation.
3.3**	Articles of Amendment to the Articles of Incorporation, filed effective on June 28, 2004.
3.4**	Certificate of Change, filed effective on September 3, 2004.
3.5**	Articles of Amendment to the Articles of Incorporation, filed effective on October 4, 2004.
3.6**	Certificate of Amendment to the Certificate of Designation for the Series A Preferred Stock, filed effective on November 9, 2004.
3.7**	Certificate of Designation for the Series B Preferred Stock, filed effective on January 18, 2005.
3.8**	Amended By-laws.
10.01**	Donald Hansen Settlement Agreement effective February 2004.
10.02**	Donald Hansen Stock Option Agreement.
10.03**	Steve Owens Stock Option Agreement, dated February 01, 2006.
10.04**	Steve Hayden Consulting Agreement, dated March 01, 2006.
10.05**	Maryland Attorney General Assurance of Voluntary Compliance, dated May 04, 2006.
10.06**	Allan Gold Consulting Agreement, dated March 16, 2006.
10.07**	Employment Agreement Peter Hammer, dated May 08, 2006.
10.08**	Marshall Distributing Binding Letter, dated June 19, 2006.
10.09**	Marshall Distributors Assignment and Bill of Sale, dated June 30, 2006.
10.10**	Marshall Distributors Contract for Sale of Business Assets, dated June 30, 2006.
10.11**	Marshall Distributor Liability Undertaking Agreement, dated June 30, 2006.
10.12**	Marshall Distributors Operations & Assets Note, dated June 30, 2006.
10.13**	Marshall Distributors Security Agreement, dated June 30, 2006.
10.14**	Kozmary Consulting Agreement, dated August 10, 2006.
10.15**	Guarnera Consulting Agreement, dated August 14, 2006.
10.16**	American Bath Binding Letter of Intent, dated July 01, 2006.
10.17**	American Bath Agreement, dated September 01, 2006.
10.18**	Botanicals Confidentiality and Restricted Use Agreement, dated November 16, 2006.
10.19**	Janssen Consulting Agreement, dated February 08, 2007.
10.20**	Janssen Secured Promissory Note, dated February 09, 2007.
10.21**	Wanda Boone Consignment Agreement between Marshall Distributing and Wanda Boone, dated March 15, 2007.
10.22**	Wanda Boone Consignment Agreement between The Right Solution Gateway and Wanda Boone, dated March 15, 2007.
10.23**	Gary Heath Stock Option Agreement, dated February 03, 2006.
10.24**	American Bath Intellectual Property Agreement, dated October 01, 2006.
10.25**	American Bath Inventory and Equipment Loan Agreement, dated October 01, 2006.
14**	Code of Ethics.
21**	Subsidiaries of the Registrant.
23.1*	Consent of Auditors.
23.2*	Consent of Auditors.
31.1*	Certification of Richard A. Bailey, Chief Executive Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of W. Jamie Plante, Chief Financial Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Richard A. Bailey, Chief Executive Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of W. Jamie Plante, Chief Financial Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
________
**      Previously Filed
*      Filed Herewith

Item 14.	Principal Accountant Fees and Services.

Incorporated by reference from the registrant’s report on Form 10-KSB dated April 16, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL HOLDINGS INTERNATIONAL, INC.

Date: April 16, 2008.
	By	/s/ Richard A. Bailey
Richard A. Bailey,
Chief Executive Officer

	By	/s/ W. Jamie Plante
W. Jamie Plante,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Bailey	President, Chief Executive Officer and Chairman of the Board of Directors	April 16, 2008

/s/ Florian R. Ternes	Director, Chief Operating Officer and Secretary	April 16, 2008

/s/ W. Jamie Plante	Chief Financial Officer	April 16, 2008

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

MARSHALL HOLDINGS INTERNATIONAL, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

DECEMBER 31, 2006

MARSHALL HOLDINGS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

MARSHALL HOLDINGS INTERNATIONAL, INC. AND SUBSIDIARIES
- CONTENTS -

MADSEN & ASSOCIATES, CPA’s Inc.	684 East Vine St #3
Certified Public Accountants and Business Consultants	Murray, UT 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Marshall Holdings International, Inc.

Report of Independent Registered Accounting Firm

We have audited the accompanying consolidated balance sheets of Marshall Holdings International, Inc. (formerly Gateway Distributors, Ltd.) and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of Marshall Holdings International, Inc. (formerly Gateway Distributors, Ltd.) and Subsidiaries as of December 31, 2006, and the results of its consolidated operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As noted in Notes 3, 8, and reported in Note 14 to the financial statements, the Company is restating its financial statements for the year ended December 31, 2006, to provide additional disclosures related to the Company’s long-term debt and the acquisition of Marshall Distributing LLC, and to correct an error on the cash flows statement.

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

Madsen & Associates CPA’s, Inc.
April 6, 2007, except for restated footnotes and adjustments which are dated November 30, 2007
Salt Lake City, Utah

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

LAWRENCE SCHARFMAN & CO., CPA PC
APRIL 12, 2006

MARSHALL HOLDINGS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(CONDENSED FINANCIAL STATEMENTS)

	December 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$61,083	93,305
Accounts Receivable (net allowance of 11,075)	193,071	23,756
Inventories	991,337	373,276
Note Receivable	1,709,122	90,000
Prepaids	12,962
Total Current Assets	2,967,575	580,337

PROPERTY & EQUIPMENT
Property and Equipment, at cost	3,627,972	410,979
(Less) accumulated depreciation and amortization	(477,296)	(327,818)
Total Property & Equipment	3,150,676	83,161

OTHER ASSETS
Customer Lists	500,000	-
Distributor Rights	1,779,500	-
Websites and e-commerce Programs	1,750,000	-
Other Assets	2,286,016	2,952,495
Total Other Assets	6,315,516	2,952,495

Total Assets	12,433,767	3,615,933

See Notes to Financial Statements

The accompanying notes are an integral part of the audited financial statements.

MARSHALL HOLDINGSINTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(CONDENSED FINANCIAL STATEMENTS)

	December 31,	December 31
	2006	2005

LIABILITIES

CURRENT LIABILITIES:

Accounts payable:
Trade Regular	$784,977	201,308

Accrued expenses:
Payroll and employee benefits	402,105	167,103
Payroll taxes	233,435	142,925
Interest	442,944	420,944
Other	213,503	48,257
Notes Payable	7,827,933
Current maturities of long-term debt	125,984	1,378,615
Total current liabilities	10,030,881	2,852,730

LONG-TERM DEBT	2,016,001	-

Total Liabilities	12,046,882	2,852,730

STOCKHOLDERS' EQUITY

Series A Preferred stock - $.001 par value;
Authorized - 100,000,000 shares;
Issued and outstanding at December 31 2006 and 2005 32,972,125 and 14,972,125, respectively 32,972	14,972

Series B Preferred stock - $.001 par value;
Authorized at December 31, 2006 and 2005 1,000,000,000 and 100,000,000 respectively;
Issued and outstanding at December 31, 2006 and 2005 185,000,000 and 15,000,000, respectively	185,000	15,000

Common stock, - $.001 par value
Authorized - 25,000,000,000 shares
Issued and outstanding at December 31,2006 and 2005 2,117,957,320 and 2,967,010,636 respectively	2,117,957	2,967,010
Additional paid-in capital	21,162,117	17,542,204
Accumulated (deficit)	(23,111,161)	(19,775,923)

Net Stockholders' Equity	386,885	763,263

Total Liabilities & Stockholders' Equity	$12,433,767	3,615,993

See Notes to Financial Statements

The accompanying notes are an integral part of the audited financial statements.

MARSHALL HOLDINGS INTERNATIONAL, INC.AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(CONDENSED FINANCIAL STATEMENTS)

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
SALES	$3,757,181	$769,759

COST OF SALES	1,044,400	170,580

GROSS PROFIT	2,712,781	599,179
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Depreciation Expense	82,035	47,132
Professional Services Not Classified Elsewhere	3,083,881	783,556
Product Development	228,527	761,118
All Other Selling, General and Administrative	2,468,156	1,323,551

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,862,599	2,915,357

INCOME (LOSS) FROM OPERATIONS	(3,149,818)	(2,316,178)
OTHER INCOME (EXPENSE):
Gain on Sale of Property		1,667,010
Gain on Sale of Polar WearZ, Inc. (n.k.a. Chelsea Collection) Stock		50,000
(Loss) on Sale of Subsidiary - Los Cabos Beverage		(8,256)
(Loss) change in reporting QDS of Arizona as an investment		(77,636)
(Loss) on Sale of Valley Dr House		(26,024)
(Loss) on QDS Investment	(200,000)	-
Interest Expense	(419,704)	(192,644)
Other Income	34,285	-
TOTAL OTHER INCOME (EXPENSE):	(585,419)	1,412,450

NET INCOME (LOSS) BEFORE MINORITY INTEREST	(3,735,237)	(903,728)

MINORITY INTEREST	-
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(3,735,237)	(903,728)
PROVISION FOR INCOME TAX	-	-

NET INCOME (LOSS)	$(3,735,237)	$(903,728)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.03)	$(1.23)

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK	108,246,279	732,729

See Notes to Financial Statements

MARSHALL HOLDINGS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIODS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

	Preferred Stock		Common Stock		Paid in
	Par Value $0.001		Par Value $0.001		Excess of	Accumulated	Net Equity
	Shares	Amount	Shares	Amount	Par	(Deficit)	(Deficiency)
Balance - December 31, 2004	4,972,125	$4,972	99	$0	$19,225,078	$(18,472,196)	$757,855

Common Stock Issued:
For Services - Restricted Stock		1,975,100	1,975	710,926		712,901
Cancelled Not Sold			(242,750)	(243)	(219,757)		(220,000)
For Services - Unrestricted Stock			853,400	853	477,374		478,227
For Cash - Restricted			381,162	381	312,628		313,007
Preferred Stock Issued
Preferred Stock B	15,000,000	15,000					15,000
Preferred Stock A	10,000,000	10,000					10,000
Loss for the Period						(903,728)	(903,728)
Balance for December 31, 2005	29,972,125	29,972	2,967,011	2,967	20,506,249	(19,375,924)	1,163,263

Common Stock Issued:
For Services - Restricted Stock			340,309	340	12,238		12,580
For Services - Unrestricted Stock			13,650,000	13,650	2,772,550		2,786,200
For Cash - Restricted			101,000,000	101,000	38,080		139,080
Preferred Stock Issued
Preferred Stock B	170,000,000	170,000			(151,000)		19,000
Preferred Stock A	18,000,000	18,000	2,000,000,000	2,000,000	(2,016,000)		2,000
Loss for the Period						(3,735,238)	(3,735,238)
Balance for December 31, 2006	217,972,125	217,972	2,117,957,320	2,117,957	21,162,117	(23,111,161)	386,885

See Notes to Financial Statements

The accompanying notes are an integral part of the audited financial statements.

MARSHALL HOLDINGS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONDENSED FINANCIAL STATEMENTS

	(RESTATED)
	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$(3,735,237)	$(903,728)
Adjustments to reconcile Net Income to net cash provided by operating activities:
Stock Issued for Services	2,819,780	862,022
Depreciation	82,035	47,132
Changes in operating assets and liabilities:
(Increase) in Accounts Receivable	(169,314)	(178,122)
(Increase) Decrease in Inventory	(618,061)	120,923
(Increase) Decrease in Other Current Assets	(1,291,510)	277,605
Increase (Decrease in Accounts Payable	583,669	(128,532)
Increase in Other Current Liabilities	994,481	26,989
Net cash (used)provided by operating activities	(1,334,156)	124,289

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) of Prop., Plant & Equipment	(12,573)
Sale of Prop., Plant & Equipment		4,237,309
(Increase) in Other Assets		(1,823,428)
Net cash (used)provided by investing activities	(12,573)	2,413,881

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds provided by increase Long Term Debt	1,175,427
(Decrease) in Long Term Debt		(2,820,033)
Stock Sales for Cash; Net	139,080	338,009
Net cash provided (used)by financing activities	1,314,507	(2,482,024)

Net cash Increase ((Decrease) for period	(32,222)	56,146

Cash at beginning of period	93,305	37,159

Cash at end of period	$61,083	$93,305

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of Other Assets	(3,703,595)
Purchase of Prop., Plant & Equip.	(3,136,979)
Increase in Notes Payable	6,840,574

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) - PRINCIPLES OF CONSOLIDATION

As of December 31, 2006, the Company has the following wholly owned subsidiaries:

The Right Solution Gateway (multilevel marketing and retail sales)

•	Marshall Distributing, Inc. formerly Grandma Hammans Specialty Foods, (wholesale distribution)
•	Gateway Venture Holdings, Inc. (house and manage the real estate, vehicles and equipment of the Company)
•	Marshall Corporate Administration formerly Gateway Corporate Administration, Inc. (Marketing and Management)
•	Mountain West Holdings, Inc. (website and e-commerce sales)

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

The Company has completed the acquisition of the business assets and operations of Marshall Distributing, LLC, a Utah limited liability company and a portion of EMS Business Development, Inc., a California corporation. These assets have been assigned to the previously inactive subsidiary Grandma Hammans Specialty Foods and the subsidiary has appropriately changed it’s name to Marshall Distributing, Inc. (“Marshall Dist”). The asset purchase includes the operations and warehouse facility.

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

NOTE 3 – MARSHALL DISTRIBUTING ACQUISITION OF OPERATIONS AND ASSETS (RESTATED)

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

NOTE 8 – NOTES PAYABLE (RESTATED)

The Company acquired the assets of Marshall Distributing LLC and EMS Business Development on July 1, 2006 and included in the consideration were three separate notes payable totaling $6,840,574. The first note payable was in the amount of $5, 230,000 due and payable on September 1, 2007 at a variable rate of interest based on prime plus. The second note payable was for $770,000 due and payable on September 1, 2007 with an interest rate of 9.74%. The third note payable was in the amount of $840,574 payable over the next 18 years at 0% interest. The notes were properly classified between notes payable, current maturities of long term debt and long term for the year ending December 31, 2006.

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

The summary of notes payable is as follows:

Notes Payable	$7,827,933
Current Maturities of Long Term Debt	$125,984
Long Term Debt	$2,016,001

We have reclassified amounts on the balance sheet to correspond with these additional disclosures.

NOTE 9– EQUITY

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

NOTE 10 OTHER ASSETS:

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

NOTE 11– PROFORMA STATEMENT OF OPERATIONS OF MARSHALL HOLDINGS INTERNATIONAL, INC. AND SUBSIDIARIES INCLUDING MARSHALL DISTRIBUTING, INC.

On August 6, 2006, the Company acquired Marshall Distributing, LLC. Accordingly, pro forma information is disclosed below to show the effects of the transaction as if it had occurred on January 1, 2005 in accordance with Regulation S-X Article 11§210.11-01.

MARSHALL HOLDINGS INTERNATIONAL, INC.AND SUBSIDIARIES AND MARSHALL DISTRIBUTING, INC.
PROFORMA UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(CONDENSED FINANCIAL STATEMENTS)

	12 Months	12 Months
	Ended	Ended
	December 31,	December 31,
	2006	2005
SALES	$5,115,692	$3,337,910

COST OF SALES	2,105,553	1,984,763

GROSS PROFIT	3,010,139	1,353,147

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Depreciation Expense	104,859	83,791
Professional Services Not Classified Elsewhere	3,093,881	783,556
Development of Jeunesse by Francois Product Line	163,971	497,863
Product Development	64,556	263,255
All Other Selling, General and Administrative	3,209,939	2,541,110

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,637,206	4,169,575

OTHER INCOME (EXPENSE):
Gain on Sale of Property held for short term investment	0	37,139
Gain on Sale of Property	0	1,477,246
Gain on Sale of Polar WearZ, Inc.	0	50,000
(Loss) on Sale of Subsidiary - Los Cabos Beverage	0	(8,256)
(Loss) change in reporting QDS of Arizona as an investment	0	(68,535)
(Impairment) reporting Subsidiary QDS of Arizona as an investment	0	(9,101)
(Loss) on Investment in QDS	(200,000)	0
(Loss) on Sale of Valley Dr House	0	(26,024)
Interest Expense	(326,496)	(242,461)
Other Income	34,285	0

TOTAL OTHER INCOME (EXPENSE):	(492,211)	1,210,008

NET INCOME (LOSS) BEFORE MINORITY INTEREST	(4,119,278)	(1,606,420)

MINORITY INTEREST	0	0

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(4,119,278)	(1,606,420)

PROVISION FOR INCOME TAX	0	0

NET INCOME (LOSS)	$(4,119,278)	$(1,606,420)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK	108,246,279	2,967,020

NOTE 12- GOING CONCERN:

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

NOTE 13- COMMITMENTS AND CONTINGENCIES:

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

NOTE 14– RESTATEMENT OF FINANCIAL STATEMENTS TO PROVIDE CLARIFICATION AND ADDITIONAL DISCLOSURE

Management is issuing restated financial statements in an effort to further clarify and properly reflect the acquisition of the assets and operations of Marshall Distributing LLC effective July 1, 2006 and to provide additional disclosures of debt regarding notes payable.

The changes in this report include:

A restated statement of cashflows with a reclassification and additional disclosure of investing activities and financing activities.  Increases in the property, plant and equipment were reflected in the body of the statement of cashflows that were acquired with debt and therefore the increases to both the property, plant and equipment and the debt have been subsequently broken out and disclosed separately as a non-cash investing and financing activities.

The balance sheet liabilities section has been restated for notes payable classification and current maturities of long term debt.

The footnote number 3 regarding the acquisition of the assets and operations of Marshall Distributing has been expanded to satisfy all of the required disclosures pertaining to business combinations under SFAS 141.

An additional footnote 8 on Notes Payable has been added to clarify the terms and obligations for the Company’s debt.

NOTE 15- SUBSEQUENT EVENTS:

The Company has entered into an agreement with the American Bath Factory to source tools dies and various equipment needed for expansion and growth of its business as well as additional marketing distribution services.

There has been a breech of contract suit filed by Global Media Corp., a company located in New York City, that alleges that a single meeting held on January 28, 2004 resulted in a series of agreements entered into by four entities for licensing and marketing of hair removal product known as “Forever Gone”. Among those agreements, Plaintiff alleges that defendant Gateway Distributors, Ltd. agreed to pay $2,000,000 in Gateway stock for marketing and materials and services. Plaintiff thus claims that it assembled a team of consultants, provided materials, work, labor and services to defendant Gateway Distributors and that Gateway has failed to issue the stock. The plaintiff has not yet identified the so-called agreements, consultants, nominees and the work and materials allegedly delivered. The Plaintiff has confirmed that the so-called agreement with Gateway has never been reduced to writing. Rather, counsel represented that its claim of an agreement with Gateway is based upon a combination of verbal statements and miscellaneous albeit unidentified, writings.

Gateway asserts that it did not receive the consulting services and materials and expects the suit to be dismissed and is contemplating a counter suit against Global Media Inc.