Form 10-K/A
period 2007-12-31
MARSHALL HOLDINGS INTERNATIONAL, INC.
filed 2008-04-24
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K/A
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

i

EXPLANATORY NOTE

On April 15, 2008, we filed with the Securities and Exchange Commission our Annual Report on Form 10-K for the period ended December 31, 2007.  This Amendment No. 1 to our Annual Report on Form 10-K/A is being filed to correct information for Item 11, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, contained in our Annual Report on Form 10-K.

The changes in this report include:

•	Footnote 8 has been added to clarify Mr. Nielsen’s position as director of marketing;

•	Jack Zufelt was removed as a beneficial owner because he owns less than five percent of the outstanding shares of common and preferred stock;

•	Troy Ternes has been added as a beneficial owner of both our common stock and five percent of our Series B preferred stock; and

•	The number of common shares owned by Ms. Stowe has been changed from 500 to 50,500.

The filing of this Form 10-K/A, Amendment No. 1, is not an admission that our Form 10-K for the year ended December 31, 2007 when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

Except as described herein, no other changes have been made to our Annual Report on Form 10-K.  We have not updated the disclosures in this Form 10-K/A, Amendment No. 1, to speak as of a later date or to reflect events which occurred at a later date, except as noted.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In light of the risks and uncertainties inherent in all projected operational matters, the inclusion of forward-looking statements in this Form 10-K/A should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized.  Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K/A as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market condition, the volatile and intensely competitive environment in the business sectors in which we operate, rapid technological change, and our dependence on key and scarce employees in a competitive market for skilled personnel.  These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I
Item 1.	Description of Business.

Incorporated by reference from the registrant’s report on Form 10-K dated April 15, 2008.

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Incorporated by reference from the registrant’s report on Form 10-K dated April 15, 2008.

Item 3.	Legal Proceedings.

Incorporated by reference from the registrant’s report on Form 10-K dated April 15, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Incorporated by reference from the registrant’s report on Form 10-K dated April 15, 2008.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference from the registrant’s report on Form 10-K dated April 15, 2008.

Item 6A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 7.	Financial Statements and Supplementary Data.

Incorporated by reference from the registrant’s report on Form 10-K dated April 15, 2008.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Incorporated by reference from the registrant’s report on Form 10-K dated April 15, 2008.

Item 8A.	Controls and Procedures.

Incorporated by reference from the registrant’s report on Form 10-K dated April 15, 2008.

Item 8A(T).	Controls and Procedures.

Incorporated by reference from the registrant’s report on Form 10-K dated April 15, 2008.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, and Corporate Governance.

Incorporated by reference from the registrant’s report on Form 10-K dated April 15, 2008.

Item 10.	Executive Compensation.

Incorporated by reference from the registrant’s report on Form 10-K dated April 15, 2008.

Intentionally Left Blank.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 10, 2008, information concerning ownership of our voting securities by:

•	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

•	Each person who owns beneficially more than five percent of the outstanding shares of our preferred stock;

•	Each director;

•	Each named executive officer; and

•	All directors and officers as a group.

	Common Shares Beneficially Owned (2)		Preferred Shares Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number		Percent
Richard A. Bailey (5)	4,000,000,024	59.33	46,486,000	(3)	47.00	(3)
Florian R. Ternes (6)	57,023,024	*	52,429,000	(3)	53.00	(3)
W. Jamie Plante (7)	50,000	*	10,000,000	(4)	5.41	(4)
All directors and executive officers as a group (three persons)	4,057,073,048	59.33	108,915,000	(3)(4)
Ryan Nielsen (8)	50,000	*	10,000,000	(4)	5.41	(4)
Neptune Communications, Inc. (9)	-0-	-0-	125	(3)	*	(3)
Francois Vautour	-0-	-0-	10,000,000	(4)	5.41	(4)
Joe Guarnera	-0-	-0-	20,000,000	(4)	10.81	(4)
Peter Hammer	-0-	-0-	25,000,000	(4)	13.51	(4)
Troy Ternes (10)	50,500	*	50,000,000	(4)	27.03	(4)
Penny Penelope Stowe (11)	50,500	*	50,000,000	(4)	27.03	(4)

__________________
*	Less than one percent.
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

(3)	Series A preferred stock.
(4)	Series B preferred stock.
(5)	Mr. Bailey is our chief executive officer and a director.
(6)	Mr. Ternes is our chief operating officer, director and corporate secretary.
(7)	Mr. Plante is our chief financial officer.
(8)	Mr. Nielsen is our director of marketing.
(9)	Neptune Communications, Inc., a Nevada corporation, is controlled by Florian R. Ternes, our chief operating officer, director and corporate secretary.
(10)	Mr. Ternes is our director of operations. He is the son of Florian R. Ternes, our chief operating officer, director and corporate secretary.
(11)	Ms. Stowe is our controller.

Changes in Control

Other as stated above:

•	There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the registrant; and

•	There are no arrangements or understandings with respect to election of directors or other matters.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference from the registrant’s report on Form 10-K dated April 15, 2008.

Item 13.	Principal Accountant Fees and Services.

Incorporated by reference from the registrant’s report on Form 10-K dated April 15, 2008.

PART IV

Item 14.	Exhibits, Financial Statement Schedules.

Incorporated by reference from the registrant’s report on Form 10-K dated April 15, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL HOLDINGS INTERNATIONAL, INC.

Date: April 24, 2008.
	By	/s/ Richard A. Bailey
Richard A. Bailey, Chief Executive Officer

	By	/s/ W. Jamie Plante
W. Jamie Plante, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard A. Bailey	Chief Executive Officer and Chairman of the Board of Directors	April 24, 2008
/s/ Florian R. Ternes	Director, Chief Operating Officer and Secretary	April 24, 2008
/s/ W. Jamie Plante	Chief Financial Officer	April 24, 2008