Form 10-Q
period 2008-03-31
MARSHALL HOLDINGS INTERNATIONAL, INC.
filed 2008-05-19
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File No. 000-27879

Marshall Holdings International, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0301278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2750 West Brooks Avenue, Suite 103	89032
North Las Vegas, Nevada
(Address of principal executive offices)	(Zip Code)

2555 East Washburn Road, North Las Vegas, Nevada	89081
(Former address of principal executive offices)	(Former Zip Code)

Registrant’s telephone number, including area code: (702) 317-2400

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 31, 2008: 6,992,357,320 shares of common stock, with a par value of $0.001 per share.

PART I
Financial Information

Item 1.	Financial Statements.

As used herein, the term “Marshall” refers to Marshall Holdings International, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated.  Unaudited, interim, condensed, consolidated financial statements including a balance sheet for Marshall as of the period March 31, 2008, and statements of operations, and statements of cash flows, for interim periods up to the date of such balance sheet and the comparable period of the preceding year are set forth below in this report.

Basis of Presentation

The accompanying consolidated interim unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q and Item 310 under subpart A of Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007.  In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. The financial statements are presented on the accrual basis.

MARSHALL HOLDINGS INTERNATIONAL, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	UNAUDITED
	March 31,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,588	19,045
Accounts Receivable (net allowance of 80,027 & 81,611)	96,125	76,715
Inventories	559,998	623,247
Note Receivable	4,395,375	4,395,375
Prepaids	2,955	24,925
Total Current Assets	5,062,041	5,139,307

PROPERTY & EQUIPMENT
Property and Equipment, at cost	3,583,390	3,583,390
(Less) accumulated depreciation and amortization	(597,212)	(558,063)
Total Property & Equipment	2,986,178	3,025,327

OTHER ASSETS
Customer Lists	500,000	500,000
Distributor Rights	672,400	672,400
Websites and e-commerce Programs	797,400	797,400
Other Assets	1,751,392	1,752,382
Total Other Assets	3,721,192	3,722,182

Total Assets	11,769,411	11,886,816

(See Notes to Financial Statements)

The accompanying notes are an integral part of the audited financial statements.

MARSHALL HOLDINGSINTERNATIONAL, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	UNAUDITED
	March 31,	December 31,
	2008	2007

LIABILITIES

CURRENT LIABILITIES:
Accounts payable:
Trade Regular	$1,447,414	864,462

Accrued expenses:
Payroll and employee benefits	817,885	766,715
Payroll taxes	342,183	272,096
Interest	520,411	520,411
Other	195,111	529,876
Notes Payable 9,254,351 9,116,089
Current maturities of long-term debt	52,316	40,495

Total current liabilities	12,629,671	12,110,144

LONG-TERM DEBT	1,558,387	1,693,908

Total Liabilities	14,188,058	13,804,052

Commitments and Contingencies		-

STOCKHOLDERS' EQUITY

Series A Preferred stock - $0.001 par value;
Authorized - 100,000,000 shares;
Issued and outstanding at March 31, 2008 and
December 31, 2007 28,915,125 and 28,915,125, respectively	28,915	28,915

Series B Preferred stock - $0.001 par value;
Authorized at March 31, 2008 and December 31, 2007
1,000,000,000 and 100,000,000 respectively;
Issued and outstanding at March 31, 2008 and December 31,
2007 185,000,000 and 185,000,000, respectively	185,000	185,000

Common stock, - $0.001 par value
Authorized - 25,000,000,000 shares
Issued and outstanding at March 31, 2008 and December 31, 2007
6,992,357,320 and 6,577,357,320 respectively	6,992,357	6,577,357
Additional paid-in capital	17,633,124	17,976,624
Accumulated (deficit)	(27,258,043)	(26,685,132)

Total Stockholders' Equity	(2,418,647)	(1,917,236)

Total Liabilities & Stockholders' Equity	$11,769,411	11,886,816

(See Notes to Financial Statements)

The accompanying notes are an integral part of the audited financial statements.

MARSHALL HOLDINGS INTERNATIONAL, INC.AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(CONDENSED FINANCIAL STATEMENTS)

	Three months ended
	March 31,	March 31,
	2008	2007

SALES	$312,089	$2,741,008

COST OF SALES	149,260	722,604

GROSS PROFIT	162,829	2,018,404

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Depreciation Expense	39,149	31,936
Professional Services Not Classified Elsewhere	113,318	447,010
Product Development	7,069	35,939
All Other Selling, General and Administrative	516,230	875,093

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	675,766	1,389,978

INCOME (LOSS) FROM OPERATIONS	(512,937)	628,426

OTHER INCOME (EXPENSE):
Other Income		110,623
Interest Income	63,491	33,178
Interest Expense	(123,465)	(121,485)

TOTAL OTHER INCOME (EXPENSE):	(59,974)	22,316

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(572,911)	$650,742)

PROVISION FOR INCOME TAXES	(0.00)	(0.00)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF	6,967,632,045	2,136,713,431

See Notes to Financial Statements

The accompanying notes are an integral part of the audited financial statements.

MARSHALL HOLDINGS INTERNATIONAL, INC.  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONDENSED INTERIM FINANCIAL STATEMENTS)

	Three months ended
	March 31,	March 31,
	2008	2007

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income	$ (572,911)	$650,742
Adjustments to reconcile Net Income to net cash provided by operating activities:
Stock Issued for Services	71,500	397,350
Depreciation	39,149	31,936
Changes in operating assets and liabilities:
(Increase) in Accounts Receivable	(19,410)	(21,296)
(Increase) Decrease in Inventory	63,249	(5,844)
(Increase) Decrease in Other Current Assets	21,970	(1,828,598)
Increase (Decrease) in Accounts Payable	582,952	224,137
Increase in Other Current Liabilities	(63,425)	510,448

Net cash provided (used) by operating activities	123,074	(41,125)

CASH FLOWS FROM INVESTING ACTIVITIES:

(Purchase) of Prop., Plant & Equipment	(5,500)
Proceeds from sale of Prop., Plant & Equip
(Increase) in Other Assets	990	_ 12,534)__

Net cash provided by investing activities	990	7,034
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on Debt	(135,521)	(8,838)
Proceeds from issuance of stock	0	50,000

Net cash (used) provided by financing activities	(135,521)	41,162

Net cash (Decrease) Increase for period	(11,457)	7,071

Cash at beginning of period	19,045	61,084

Cash at end of period	$7,588	$68,155

See Notes to Financial Statements

The accompanying notes are an integral part of the audited financial statements.

MARSHALL HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31 2008 and December 31, 2007

NOTE 1 - ORGANIZATION, HISTORY AND BUSINESS ACTIVITY:

The Company incorporated on May 26, 1993 as a Nevada corporation under the name of Gateway Distributors, Ltd.  It has subsequently changed its name to Marshall Holdings International, Inc. (“the Company”).

The Company is a distributor of vitamins, nutritional supplements, whole health foods and skin care products mainly in the United States of America and Canada, with some sales in Russia and Indonesia.  Many of the formulas used in the products the Company sells and distributes are made from its own formulas.

On August 15, 2002, the Company purchased all of the operations and assets including formulas and trademark of Grandma Hammans Specialty Foods LLC.  On June 4, 2003, the Company incorporated in Nevada Grandma Hammans Specialty Foods (“GH”) and moved the operations, assets and liabilities related to this purchase into GH.

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

In December 2004 Marshall moved its corporate office and warehouse location to 3220 Pepper Lane, Las Vegas, Nevada 89120.

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

In March 2006 Gateway purchased warehouse property and moved its corporate warehouse location to 2555 East Washburn Road, North Las Vegas, Nevada 89081.  The corporate offices are housed temporarily offsite, until the offices can be built out in the building.

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

(d) - RECEIVABLE ESIP STOCK PLAN

Stock sales through the Employee Stock Incentive Plan (ESIP) sold at year end are reported as a receivable rather than negative equity provided they are received within 60 days after year end.  There were no funds due at March 31, 2008.

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

Depreciation expense for the quarters ended March 31, 2008 and 2007 was $39,149 and $31,936, respectively.

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

At March 31, 2008, Marshall had a net operating loss for income tax purposes of approximately $27 million. The related deferred tax asset of approximately $9.1 million has been fully offset by a valuation reserve, as management of Marshall was unable to determine that it was more likely than not that such benefit would be realized.

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

(n) - EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are computed on a weighted average of shares issued and outstanding through the year.  The only common stock equivalents relate to outstanding stock options (which have been measured to have immaterial fair value at March 31, 2008 and December 31, 2007 ); however, since the Company has net operating losses for the periods ending March 31, 2008 and December 31, 2007, the common stock equivalents would be anti-dilutive.  Therefore, basic and diluted EPS are the same.

(o) - ADVERTISING COSTS.

The Company conducts non-direct response advertising for which the costs are expensed when incurred.  Total advertising costs of $855 and $14,210 were incurred for the quarters ended  March 31, 2008 and 2007, respectively.

The Company had capitalized the advertising costs associated with the production of an infomercial in previous years in accordance with the Statement of Position 93-7 Reporting on Advertising Costs.  The company has determined that the viability of the infomercial was no longer valid.  The company expensed the capitalized costs in the fourth quarter of 2007 in the amount of $ 414,222.

 (p) – RECLASSIFICATIONS

Certain March 31, 2007 amounts have been reclassified to conform to the current financial statement presentation.

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

(t) – INTERIM FINANCIAL REPORTING

These consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

(u) - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 -RELATED PARTIES:

Marshall entered into an agreement on December 12, 2003 with The Chelsea Collection Inc., a Nevada corporation (“Chelsea Collection”) that was finalized on March 15, 2004 and later clarified on a few points on May 4, 2004.  Chelsea Collection was majority owned by the officers of Marshall and Francois Vautour, an unrelated third party.  Chelsea Collection, in an agreement dated November 25, 2003, acquired among other things from Francois Vautour and others all United States and Canadian rights, trademarks, formulas and licenses of the Jeunesse by Francois Vautour and the GH3 skin care line.

In the agreement Marshall has with Chelsea Collection, Marshall will have the opportunity to acquire the same Francois Vautour skin care line from Chelsea Collection for virtually the same price and terms as Chelsea Collection is buying it from Francois Vautour.  The terms of the agreement involves a purchase price of $4,000,000, payments are computed based on 15% of the gross sales less cost of goods sold with a minimum weekly payment of $10,000.  Once the purchase price is paid, then a royalty of up to 15% of the gross sales less cost of goods sold steps into place and continues thereafter.  The cost outlays have been charged to the statement of operations as a selling, general and administrative expense, which were $163,971 for the period, ended December 31, 2006.

No title or ownership passes to Marshall or to Chelsea Collection until the November 25, 2003 agreement between Chelsea Collection and Francois Vautour is satisfied, the payment of which is described in the prior paragraph.  Marshall has opted not to capitalize the purchase price.  Therefore, all monies paid have been expensed.

During the third quarter 2005, Marshall sold to Chelsea Collection its controlling block of preferred stock in PolarWearZ, Inc. (refer to note “Real Estate Sales”) for $250,000.  Chelsea Collection changed the name of the corporation to “The Chelsea Collection, Inc.”  As of June 30, 2006, Marshall recognized a gain on sale of stock in the amount of $50,000.

Marshall also sold an additional block of common stock in PolarWearZ, Inc. of 8,520,000 shares during the third quarter of 2005 to Chelsea Collection, Inc. for $400,000.  Marshall reported no gain or loss on the transaction.  During 2005, Chelsea Collection paid $311,700, leaving a balance owed of $88,300.

On September 29, 2006, The Chelsea Collection, Inc. changed its name to G-H-3 International, Inc.

In May 2007 a settlement was reached with G-H-3 International, Inc. in which Francois Vatour received back all of the rights to the Chelsea Collection Skin care line by G-H-3 International, Inc. in lieu of any future payments or obligations.

NOTE 4 – NOTES PAYABLE:

The Company acquired the assets of Marshall Distributing LLC and EMS Business Development on July 1, 2006 and included in the consideration were three separate notes payable totaling $6,840,574. The first note payable was in the amount of $5, 230,000 due and payable on September 1, 2007 at a variable rate of interest based on prime plus. The second note payable was for $770,000 due and payable on September 1, 2007 with an interest rate of 9.74%. The third note payable was in the amount of $840,574 payable over the next 18 years at 0% interest. The notes were properly classified between notes payable, current maturities of long term debt and long term for the year ending December 31, 2007. The creditor is currently working with the Company in an effort to resolve the debt and has extended the terms subject to approval of the ongoing business strategy.

The Company also acquired a building in 2006 in the amount of $1,200,000 with an original mortgage of $956,250 at an interest rate of 8.25% due on April 1, 2013. The Company has taken a second mortgage out with an original amount of $330,000 with an interest rate of 16%.  The second mortgage is due and payable on September 14, 2008.

The Company also has historical notes payable totaling $1,827,933 including accrued interest and principal that were due and payable on December 31, 2007.   These notes payable consist of various amounts of principal and interest ranging from 9% to 14%. The Company is currently working on a debt restructure with related creditors for these amounts..

The Company has taken a second mortgage out on the building in Salt Lake City in the amount of $500,000 in February of 2007. The note was a short term note due and payable in September of 2007 with an interest rate of 10%. The creditor is currently working with the company in resolving the note.

The Company entered into a short term obligation with DL Claire in which the Company received $390,000 in November of 2007 and DL Claire received the balance of $260,000 for a $650,000 note, on which the Company was a co-signor. The obligation is due in May of 2008.

The summary of notes payable is as follows:

	March 31, 2008	December 31, 2007
Notes Payable	$9,254,351	$9,116,089
Current Maturities of Long Term Debt	$52,316	$40,495
Long Term Debt	$1,558,387	$1,693,908

NOTE 6 – EQUITY

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

During January 1 through March 31 of 2008 and January 1 through December 31, 2007,  no stock was issued out of the ESIP plan.  There are currently no shares issued and unsold under the ESIP plan.

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

The RSP Plan was subsequently withdrawn from registration.

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

During January 1 through March 31, 2008, the Company did not issue any Series B preferred stock.

(e) RESTRICTED STOCK ISSUED TO OFFICERS (RELATED PARTY TRANSACTIONS):

During January 1 through December 31, 2007, the Company did not issue any additional stock to officers.

During January 1 through March 31, 2008, the Company did not issue any additional stock to officers

NOTE 7 - OTHER ASSETS:

Other Assets include the Cal-Bay International Stock received in connection of the real estate transaction in June of 2005 in which  The purchase price was paid with (1) 32,000,000 million shares of restricted Preferred Series B stock of Cal-Bay, guaranteed at .05 per share.  The current carrying value on the balance sheet is reflected at $1,133,548 as of  March 31, 2008 and December 31, 2007.

Other assets also include costs incurred to develop a new product line.  These costs will not be recognized as inventory until a marketing plan has been developed and implemented.  Management is of the opinion that the estimated fair value of product awaiting marketing exceeds the cost recognized on the Balance Sheet.

NOTE 8 - GOING CONCERN:

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

The Company plans to raise the working capital it needs through equity financing and other debt funding

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

In the normal course of business the Company experienced a change in position by the Bureaus of Consumer Protection of Nevada and Maryland dealing with a now discontinued product the Company previously sold to the public.  A settlement was made with the Maryland Attorney General on the investigation regarding a change in position by the Bureaus of Consumer Protection of Nevada and Maryland dealing with a now discontinued product the Company previously sold to the public.  On May 4, 2006, Assurance of Voluntary Compliance documents were signed.  This includes a Civil Penalty of $100,000 and restitution to consumers of $25,000.  If the amount paid to consumers for claims is less than $25,000, the Civil Penalty will be increased to the difference between $25,000 and the amount paid in restitution.  The Civil Penalty is payable in monthly installments of $5,000 and the restitution is to be paid as claims are presented.  The Company has accrued a liability as of March 31, 2008 and December 31, 2007 in the amount of $125,000 for the above contingency.

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

As of September 18, 2006, Management finalized negotiations, initiated in 2003, with the Internal Revenue Service (“IRS”) to settle past taxes due.  An agreement was reached that the compromise previously submitted to the IRS was withdrawn on July 24, 2006.  The offer deposit of $250,000 was to be credited as the initial installment payment.  A second installment payment of $75,000 was to be paid within 90 days of the agreement acceptance date, September 18, 2006.  Payments of $50,000 per month will begin in the fourth month after the acceptance date and will continue each month until the liability is paid in full, approximately 10 months.  The payments were due by the 20th day of the month.  The company has been unable to perform and make the payments as a result of operating cash deficiency and therefore the company has accrued a liability for the above in the amounts of $592,222 and $575,231 for the periods ended March 31, 2008 and December 31, 2007.  The company is currently in re-negotiations with the IRS to establish a payment plan that they can maintain.

NOTE 10 - SUBSEQUENT EVENTS:

Global Media Corp. v. Gateway Distributors, Ltd., Case No. 06CV 13415 filed in the United Stated District Court southern District of New York on January, 2007.  This was a breech of contract suit filed by Global Media Corp., which alleged that a single meeting held on January 28, 2004 resulted in a series of agreements entered into by four entities for licensing and marketing of hair removal product known as “Forever Gone.”  Among those agreements, the plaintiff alleges that we agreed to pay $2,000,000 in our common stock for marketing and materials and services.  The plaintiff claims that it assembled a team of consultants, provided materials, work, labor and services to us and that we failed to issue the stock.  The case was settled in April 2008 by our agreement to issue $150,000 worth of our free-trading stock to the plaintiff, pursuant to Section 3(a)(10) of the Securities Act of 1933 and of the New York General Business Law, Article 23-A, §359-f(l), Subdivision 2.  On May 8, 2008, the requisite court order was entered.  We are now seeking the approval required by the Attorney General of New York to permit us to issue the free-trading shares of common stock.

The Company has issued 70 million shares of Series A preferred stock to Messrs Bailey and Ternes as of April 9, 2008 for debt owed to them by the company in part of a debt restructuring transaction as the Company is currently in the process of restructuring as much debt as possible for the relative health of the Company in order to satisfy current obligations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Concerning Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations.  These statements are preceded by, followed by or include the words “believes,” “could,” “expects,” “intends” “anticipates,” or similar expressions.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including: our ability to continue as a going concern, adverse economic changes affecting markets we serve; competition in our markets and industry segments; our timing and the profitability of entering new markets; greater than expected costs, customer acceptance of wireless networks or difficulties related to our integration of the businesses we may acquire and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.  Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations.  We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

The discussion and financial statements contained herein are for the three months ended March 31, 2008 and 2007.  The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

Results of Operations

Comparison of consolidated results of operations for the first quarter ended March 31, 2008 with the first quarter ended March 31, 2007.

Revenues.  Sales for the quarter ended March 31, 2008 decreased $2,429,000 to $312,000 from sales of $2,741,000 for the quarter ended March 31, 2007, a decrease of 89%.  The decrease in sales was primarily due to a few large transactions occurring in the first two quarters of 2007 and is not considered to be reoccurring.  Additionally sales decreased as a lack of working capital resulting in diminished inventory levels.  We are currently soliciting for bulk orders in the international markets but we are unable to forecast or project any large orders at this time.

Gross profit of $163,000 for the quarter ended March 31, 2008, was $1,856,000, or 92% lower than the gross profit of $2,018,000 for the quarter ended March 31, 2007.  As a percentage of sales, gross profit for the period ended March 31, 2008 as compared to the same period in the prior year decreased approximately 21% from 73% to 52%.  The decrease in gross profit as a percentage of sales primarily resulted from higher costs of product and discounted sales prices.

Expenses.  Selling, general and administrative expenses for the quarter ended March 31, 2008, totaled $676,000, which is a $714,000 or 51% decrease as compared to the 2007 period.  The change is attributable to a decrease in expenses associated with outside consulting paid with stock to certain consultants hired to assist Marshall with acquiring additional operations, real estate, product research and marketing plans.

Losses.  We had a net loss from operations of $513,000 for the quarter ended March 31, 2008, compared to a net income from operations of $628,000 in 2007.  The majority of the change from an operating income in the first quarter of 2007 to an operating loss was due to diminished sales and substantially lower gross profit as a result.

At March 31, 2008, Marshall had a net operating loss for income tax purposes of approximately $27 million. The related deferred tax asset of approximately $9.1 million has been fully offset by a valuation reserve, as management of Marshall was unable to determine that it was more likely than not that such benefit would be realized.

Liquidity and Capital Resources

Our working capital needs and capital expenditure requirements have increased as a result of increased costs associated with operations.  Required working capital and capital expenditure requirements are expected to be met from cash flows from operations, potential future acquisitions, borrowings, and the sale of our equity securities.  For fiscal quarter ending March 31, 2008, our working capital decreased $627,000 to a deficit working capital amount of $791,000 from a deficit $165,000 at December 31, 2007.  This decrease was primarily attributable to the reduction of inventory on hand and an increase in accounts payable.  For our purposes, we define working capital as accounts receivable plus inventory less accounts payable.

Operating Activities.  For fiscal quarter ending March 31 2008, Marshall’s operations provided cash flow of $123,000 compared to net cash used of $41,000 for the previous fiscal quarter, a decrease in cash used of $164,000.  Cash was consumed by the loss of $573,000, less non-cash expenses of 71,500 for stock issued for services and 39,000 for depreciation. Other current assets provided cash from operations, due to the related decrease of $22,000.  An increase in accounts receivable of $19,000 used cash.  Inventory levels decreased by $63,000, providing cash for operations as well.  Cash consumed in operations was reduced by the net increase of $520,000 in accounts payable and accrued expenses.

Investing Activities.  Marshall had a cash flow provided by investing activities of $1,000 in the first quarter of 2008, as compared to cash provided by investing activities of $7,000 for the same period in 2007.

Financing Activities.  Net cash used by financing activities was $136,000 during the quarter ended March 31, 2008 compared to net cash provided by financing activities of $41,000 for the same period in 2007. The cash used by financing activities resulted from a reduction in long term debt for the first quarter of 2008. The cash provided by financing activities for the first quarter of 2007 was primarily from the sale of restricted stock.

Other Results

Cash, cash equivalents and marketable securities totaled $7,500 as of March 31, 2008 compared to $19,000 at December 31, 2007, a decrease of $10,500.

Marshall’s stockholders equity decreased $501,000 to a negative stockholders equity of $2,419,000 as of March 31, 2008 from a negative stockholders equity of $1,917,000 as of December 31, 2007.

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

Marshall has issued a total of 70 million shares of our Series A preferred stock to Richard A. Bailey, our chief executive officer and chairman of our board of directors, and Florian R. Ternes, our director, chief operating officer, and secretary, as of April 9, 2008 for debt owed to them by us in part of a debt restructuring transaction.  Marshall is currently in the process of restructuring as much debt as possible for the relative health of the company in order to satisfy current obligations.

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

Through Marshall’s acquisition activities, intangible assets have been recorded in the financial statements.  Marshall performs impairment testing annually of its intangible assets under the provisions of statement of Financial Accounting Standards No. 142, using the expected present value technique as provided for by FASB Concepts Statement No. 7 “Using Cash Flow Information and Present Value In Accounting Measurements.”

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

Stock-based Compensation.  SFAS No. 123(R), “Share-Based Payment,” defines the fair-value-based method of accounting for stock-based employee compensation plans and transactions used by Marshall to account for its issuances of equity instruments to record compensation cost for stock-based employee compensation plans at fair value as well as to acquire goods or services from non-employees.  Transactions in which Marshall issues stock-based compensation to employees, directors and advisors and for goods or services received from non-employees are accounted for based on the fair value of the equity instruments issued.  Marshall utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensation.  These pricing models utilize the market price of Marshall’s common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008.  This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Marshall does not expect the adoption of this statement to have a material impact on its financial statements.

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

We are currently assessing the impact adoption of SFAS No. 159 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of the adoption of SFAS No. 157 will have on our financial statements.

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements.  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements.  EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and would be applied retrospectively as a change in accounting principle for collaborative arrangements existing at the effective date.  We are currently evaluating the potential impact, if any of EITF 07-1 on our financial statements.

In March of 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB No. 133 Accounting for Derivative Instruments and Hedging Activities.  The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years.  Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows.  Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We do not expect the adoption of this statement to have an impact on our financial statements.

Off-Balance Sheet Arrangements

Marshall does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

See Item 4(T) below.

Item 4(T).	Controls and Procedures.

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

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As we develop new business or if we engage in an extraordinary transaction, we will review our disclosure controls and procedures and make sure that they remain adequate.

Changes in Internal Controls over Financial Reporting.  There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the registrant’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this report.

PART II
Other Information

Item 1.	Legal Proceedings.

Global Media Corp. v. Gateway Distributors, Ltd., Case No. 06CV 13415 filed in the United Stated District Court southern District of New York on January, 2007.  This was a breech of contract suit filed by Global Media Corp., which alleged that a single meeting held on January 28, 2004 resulted in a series of agreements entered into by four entities for licensing and marketing of hair removal product known as “Forever Gone.”  Among those agreements, the plaintiff alleges that we agreed to pay $2,000,000 in our common stock for marketing and materials and services.  The plaintiff claims that it assembled a team of consultants, provided materials, work, labor and services to us and that we failed to issue the stock.  The case was settled in April 2008 by our agreement to issue $150,000 worth of our free-trading stock to the plaintiff, pursuant to Section 3(a)(10) of the Securities Act of 1933 and of the New York General Business Law, Article 23-A, §359-f(l), Subdivision 2.  On May 8, 2008, the requisite court order was entered.  We are now seeking the approval required by the Attorney General of New York to permit us to issue the free-trading shares of common stock.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended March 31, 2008, we sold 415,000,000 shares of our common stock in private transactions not involving a public offering.  All of the 415,000,000 shares bear a legend restricting their disposition.  The transactions were as follows:

•	On February 14, 2008, we issued 50,000,000 shares of our common stock to Preferred Ventures Ltd., in exchange for services rendered valued at $5,000.

•	On February 14, 2008, we issued 65,000,000 shares of our common stock to Stephanie Buress, in exchange for services rendered valued at $6,500.

•	On February 28, 2008, we issued 300,000,000 shares of our common stock to Diversified Holdings, in exchange for services rendered valued at $60,000.

All purchasers were provided with access to all of our filings with the United States Securities and Exchange Commission, including the following:

•	Our annual report to stockholders for the most recent fiscal year and a copy of our most recent Form 10-KSB under the Exchange Act.

•	The information contained in an annual report on Form 10-KSB under the Exchange Act.

•
The information contained in any reports or documents required to be filed by Marshall under Sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

•	A description of any material changes in Marshall’s affairs that were not disclosed in the documents furnished.

Item 3.	Defaults Upon Senior Securities.

We are currently in default on the CAMOFI Note Payable but are in the process of negotiating and extension of time. Current discussions have given us reason to believe that a 90 day extension will be granted as the company is in the process of restructuring some of it’s debt.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On April 17, 2008, we filed with the Secretary of State of Nevada an amendment to our Certificate of Designation with respect to our Series A preferred stock.  The amendment provided for a change in Paragraph 4(b)(i), as follows:

“In order to prevent dilution of the rights granted to the holders of shares of the Series A Preferred Stock, the Conversion Rate will be subject to adjustment from time to time so that if the registrant at any time subdivides the issued and outstanding shares of its common stock (by any stock split, stock dividend, recapitalization or otherwise) into a greater number of shares, the Conversion Rate in effect immediately prior to such subdivision will be proportionately increased so that following any such subdivision the shares of the Series A Preferred Stock may be converted into proportionately the same number of shares of the Common Stock immediately following any such subdivision as existed before any such subdivision.  If the registrant at any time combines the issued and outstanding shares of the Common Stock (by combination, reverse stock split or otherwise) into a smaller number of shares, the Conversion Rate in effect immediately prior to such combination will be proportionately decreased so that following any such combination the shares of the Series A Preferred Stock may be converted into proportionately the same number of shares of the common stock immediately following any such combination as existed before any such combination.”

In addition, the amendment also provided for a change in Paragraph 11 which now reads as follows:

“On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series A Preferred Stock shall be entitled to the number of votes on such matters equal to the number of shares of the Series A Preferred Stock held by such holder multiplied by the number of shares of the common stock each such share of the Series A Preferred Stock shall then be convertible into pursuant to the terms of Paragraph 4 of the Designation.”

On April 23, 2008, we filed with the Secretary of State of Nevada another amendment to our Certificate of Designation with respect to our Series A preferred stock.  The amendment provided for an increase in the amount of our Series A Preferred Stock from 100,000,000 shares to 200,000,000 shares.

The amendment also provided for a change in Paragraph 4 of the Designation which states that the holder of shares of the Series A Preferred Stock shall have the right, at such holder’s option, to convert any number of shares of the Series A Preferred Stock into shares of the Common Stock, subject to the approval of the Board of Directors of Marshall.

On April 23, 2008, we filed with the Secretary of State of Nevada an amendment to our Certificate of Designation with respect to our Series B preferred stock.  The amendment provided for a decrease in the amount of our Series B Preferred Stock from 1,000,000,000 shares to 200,000,000 shares.

The amendment also provided for a change in Paragraph 4 of the Designation which states that the holder of shares of the Series B Preferred Stock shall have the right, at such holder’s option, to convert any number of shares of the Series B Preferred Stock into shares of the Common Stock, subject to the approval of the Board of Directors of Marshall.

In addition, Paragraph 10 regarding denial of preemptive rights was inserted as follows:

“No holder of shares of the Series B Preferred Stock shall by reason of his holding of such shares have any preemptive or preferential rights to purchase or subscribe to any shares of any class of Marshall’s capital stock now or hereafter to be authorized or any notes, debentures, bonds, or other securities convertible into or carrying options or warrants to purchase shares of any class, now or hereafter to be authorized, whether or not the issuance of any such shares, or such notes, debentures, bonds or other securities would adversely affect dividend or voting rights of holders of shares of the Series B Preferred Stock, other than such rights, if any, as the Board of Directors in its discretion may fix; and the Board of Directors may issue shares of any class of Marshall, or any notes, debentures, bonds, or other securities convertible into or carrying options or warrants to purchase shares of any class, without offering any such shares of any class, either in whole or in part, to the holders of the Series B Preferred Stock.”

Further, the amendment provided for a change in Paragraph 11 which now reads as follows:

“On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series B Preferred Stock shall be entitled to the number of votes on such matters equal to the number of shares of the Series B Preferred Stock held by such holder multiplied by the number of shares of the common stock each such share of the Series B Preferred Stock shall then be convertible into pursuant to the terms of Paragraph 4 of the Designation.”

Item 6.	Exhibits.

Exhibit No.	Identification of Exhibit
4.1**	Amendment to Certificate of Designation of Series A Preferred Stock filed with the Secretary of State of Nevada on April 17, 2008.
4.2**	Amendment to Certificate of Designation of Series A Preferred Stock filed with the Secretary of State of Nevada on April 23, 2008.
4.3**	Amendment to Certificate of Designation of Series B Preferred Stock filed with the Secretary of State of Nevada on April 23, 2008.
31.1*	Certification of Richard A. Bailey, Chief Executive Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of W. Jamie Plante, Chief Financial Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Richard A. Bailey, Chief Executive Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of W. Jamie Plante, Chief Financial Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
_______
** Previously Filed
*   Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL HOLDINGS INTENATIONAL, INC.

Date: May 19, 2008.

	By	/s/ Richard A. Bailey
Richard A. Bailey, Chief Executive Officer

	By	/s/ W. Jamie Plante
W. Jamie Plante, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard A. Bailey	Chief Executive Officer and Chairman of the Board of Directors	May 19, 2008
/s/ Florian R. Ternes	Director, Chief Operating Officer and Secretary	May 19, 2008
/s/ W. Jamie Plante	Chief Financial Officer	May 19, 2008