Form 10-Q
period 2008-06-30
MARSHALL HOLDINGS INTERNATIONAL, INC.
filed 2008-08-19
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Registrant’s telephone number, including area code: (702) 289-4400

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of June 30, 2008: 55,176,077 shares of common stock, with a par value of $0.001 per share.

PART I
Financial Information

Item 1.	Financial Statements.

As used herein, the term “Marshall” refers to Marshall Holdings International, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated.  Unaudited, interim, condensed, consolidated financial statements including a balance sheet for Marshall as of the period June 30, 2008, and statements of operations, and statements of cash flows, for interim periods up to the date of such balance sheet and the comparable period of the preceding year are set forth below in this report.

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

MARSHALL HOLDINGS INTERNATIONAL, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	UNAUDITED
	June 30,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,147	19,045
Accounts Receivable (net allowance of 80,027 & 81,611)	25,921	76,715
Inventories	466,822	623,247
Note Receivable		4,395,375
Prepaids		24,925
Total Current Assets	499,890	5,139,307

PROPERTY & EQUIPMENT
Property and Equipment, at cost	2,267,389	3,583,390
(Less) accumulated depreciation and amortization	(551,724)	(558,063)
Total Property & Equipment	1,715,665	3,025,327

OTHER ASSETs
Customer Lists	500,000	500,000
Distributor Rights	672,400	672,400
Websites and e-commerce Programs	797,400	797,400
Other Assets	6,247,425	1,752,382
Total Other Assets	8,217,225	3,722,182

Total Assets	10,432,780	11,886,816

(See Notes to Financial Statements)

The accompanying notes are an integral part of the audited financial statements.

MARSHALL HOLDINGSINTERNATIONAL, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	UNAUDITED
	June 30,	December 31,
	2008	2007

LIABILITIES

CURRENT LIABILITIES:
Accounts payable:
Trade Regular	$1,700,527	864,462

Accrued expenses:
Payroll and employee benefits	874,738	766,715
Payroll taxes	394,370	272,096
Interest	520,411	520,411
Other	152,820	529,876
Notes Payable 8,985,557 9,116,089
Current maturities of long-term debt	56,722	40,495

Total current liabilities	12,685,145	12,110,144

LONG-TERM DEBT	943,479	1,693,908

Total Liabilities	13,628,624	13,804,052

Commitments and Contingencies		-

STOCKHOLDERS' EQUITY

Series A Preferred stock - $.001 par value;
Authorized - 200,000,000 shares;
Issued and outstanding at June 30, 2008 and
December 31 2007 98,915,125 and 28,915,125, respectively	98,915	28,915

Series B Preferred stock - $.001 par value;
Authorized - 200,000,000 shares;
Issued and outstanding at June 30, 2008 and December 31,
2007 135,000,000 and 185,000,000, respectively	135,000	185,000

Common stock, - $.001 par value
Authorized at June 30, 2008 and December 31, 2007
200,000,000 and 25,000,000,000 respectively,
Issued and outstanding at June 30, 2008 and December 31, 2007
55,176,077 and 64,434 respectively	55,176	164
Additional paid-in capital	24,582,806	24,553,817
Accumulated (deficit)	(28,067,741)	(26,685,132)

Total Stockholders' Equity	(3,195,844)	(1,917,236)

Total Liabilities & Stockholders' Equity	$10,432,780	11,886,816

(See Notes to Financial Statements)

The accompanying notes are an integral part of the audited financial statements.

MARSHALL HOLDINGS INTERNATIONAL, INC.AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(CONDENSED FINANCIAL STATEMENTS)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

SALES	$242,982	$1,741,696	555,071	$4,482,704

COST OF SALES	171,473	450,683	320,733	1,173,287

GROSS PROFIT	71,509	1,291,013	234,338	3,309,417

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Depreciation Expense	39,095	31,936	78,244	63,872
Professional Services	156,933	47,689	270,251	494,699
Product Development	16,482	7,069	52,421
All Other Selling, General and Administrative	424,512	825,301	940,742	1,700,394

TOTAL SELLING, GENERAL AND ADMINISTRATIVE

EXPENSES	620,540	921,408	1,296,306	2,311,386

INCOME (LOSS) FROM OPERATIONS	(549,031)	369,605	(1,061,968)	998,031

OTHER INCOME (EXPENSE)
Other Income		13		110,686
Loss on Sale of Property	(90,423)		(90,423)
Interest Income	64,008	63,491	97,186
Interest Expense	(170,244)	(77,730)	(293,709)	(199,215)

TOTAL OTHER INCOME (EXPENSE):	(260,667)	(13,709)	(320,641)	8,657

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(809,698)	$355,896	(1,382,609)	1,006,688

PROVISION FOR INCOME TAXES	(0.00)	(0.00)	(0.00)	(0.00)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.07)	$8.95	(0.25)	$21.58

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK	11,057,403	39,761	5,607,794	46,659

See Notes to Financial Statements

The accompanying notes are an integral part of the audited financial statements.

MARSHALL HOLDINGS INTERNATIONAL, INC.  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONDENSED INTERIM FINANCIAL STATEMENTS)

	Six Months Ended
	June 30,	June 30,
	2008	2007

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income	$(1,382,609)	$1,006,688
Adjustments to reconcile Net Income to net cash provided by operating activities:
Stock Issued for Services	104,000	397,350
Depreciation	78,244	63,872
Changes in operating assets and liabilities:
Decrease in Accounts Receivable	50,794	7,310
Decrease in Inventory	156,425	139,299
(Increase) Decrease in Other Current Assets	(79,700)	(2,694,133)
Increase (Decrease) in Accounts Payable	836,065	188,693
Increase (Decrease) in Other Current Liabilities	(261,064)	750,765

Net cash provided (used) by operating activities	(497,845)	(140,156)

CASH FLOWS FROM INVESTING ACTIVITIES:

(Purchase) of Prop., Plant & Equipment		(39,808)
Proceeds from sale of Prop., Plant & Equip	1,231,418
(Increase) in Other Assets	4,957	12,394

Net cash provided by investing activities	1,236,375	27,414
CASH FLOWS FROM FINANCING ACTIVITIES:

Decrease in Term Debt	(750,429)
Increase of Long Term Debt		73,184
Proceeds from issuance of stock	0	50,000

Net cash (used) provided by financing activities	(750,429)	123,184

Net cash (Decrease) Increase for period	(11,899)	(44,386)
Cash at beginning of period	19,045	61,084

Cash at end of period	$7,146	$16,698

NON-CASH INVESTING AND FINANCING ACTIVITIES
Increase in Investments	4,500,000
Decrease in Notes Payable	(4,500,000)

See Notes to Financial Statements

The accompanying notes are an integral part of the audited financial statements.

MARSHALL HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and December 31, 2007

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

In March, 2006 Gateway purchased warehouse property and moved its corporate warehouse location to 2555 East Washburn Road, North Las Vegas, Nevada 89081.  This warehouse property was sold in May of 2008 and a loss on sale of property was recognized in the second quarter of 2008.

On June 30, 2006, the Company purchased all of the operations and assets of Marshall Distributing Company in Salt Lake City, UT.  Marshall Distributing distributes over 150 different manufacturers lines and over 6000 natural health products.

On August 31, 2006, Marshall formed a wholly owned subsidiary Mountain West Holdings, Inc. to facilitate the website and e-commerce operations.

On May 24, 2008, the Company completed a transaction in which 100% of Marshall Corporate Administration stock was exchanged for 1,800,000 shares of Live Market Advantage, Inc valued at $4,500,000.

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

The Company also owned a 51% interest in Quality Distribution Services of Arizona, a wholesale distributor of non-alcoholic beverages and food.  In 2004, the Company reported the operations of QDS in the financial statement.  Beginning in 2005, the Company did not report the operations of this company in the financial statements, but recognized it as an investment, not as an equity position (See Note “Investment in Quality Distribution Services of Arizona” (“QDS”).  During the first quarter 2006, the Company wrote off it's investment in QDS as the corporate entity was revoked and out of business as of July 1, 2006.

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

The Company has utilized and appropriately changed the name of Gateway Corporate Administration to Marshall Corporate Administration (“MCA”).  MCA is a marketing and management company that utilizes new technology and personnel to facilitate market penetration directly to the end consumer and to provide management services directly related to the facilitation of rapid growth.  The stock of Marshall Corporate Administration was exchanged in May of 2008 for 1,800,000 shares of stock in Live Market Advantage valued at $4,500,000.

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

(d) - RECEIVABLE ESIP STOCK PLAN

Stock sales through the Employee Stock Incentive Plan (ESIP) sold at year end are reported as a receivable rather than negative equity provided they are received within 60 days after year end.  There were no funds due at June 30, 2008.

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

Depreciation expense for the quarters ended June 30, 2008 and 2007 was $78,244 and $63,872, respectively.

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

At June 30, 2008, Marshall had a net operating loss for income tax purposes of approximately $28 million. The related deferred tax asset of approximately $9.5 million has been fully offset by a valuation reserve, as management of Marshall was unable to determine that it was more likely than not that such benefit would be realized.

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

(n) - EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are computed on a weighted average of shares issued and outstanding through the year.  The only common stock equivalents relate to outstanding stock options (which have been measured to have immaterial fair value at June 30, 2008 and December 31, 2007 ); however, since the Company has net operating losses for the periods ending June 30, 2008 and December 31, 2007, the common stock equivalents would be anti-dilutive.  Therefore, basic and diluted EPS are the same.

(o) - ADVERTISING COSTS.

The Company conducts non-direct response advertising for which the costs are expensed when incurred.  Total advertising costs of $1,296 and $4,350 were incurred for the quarters ended  June 30, 2008 and 2007, respectively.

The Company had capitalized the advertising costs associated with the production of an infomercial in previous years in accordance with the Statement of Position 93-7 Reporting on Advertising Costs.  The company has determined that the viability of the infomercial was no longer valid.  The company expensed the capitalized costs in the fourth quarter of 2007 in the amount of $ 414,222.

 (p) – RECLASSIFICATIONS

Certain June 30, 2008 amounts have been reclassified to conform to the current financial statement presentation.

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

(t) – INTERIM FINANCIAL REPORTING

These consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

(u) - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 -RELATED PARTIES:

Marshall entered into an agreement December 12, 2003 with The Chelsea Collection Inc., a Nevada corporation (“Chelsea Collection”) that was finalized on March 15, 2004 and later clarified on a few points on May 4, 2004.  Chelsea Collection was majority owned by the officers of Marshall and Francois Vautour, an unrelated third party.  Chelsea Collection, in an agreement dated November 25, 2003, acquired among other things from Francois Vautour and others all United States and Canadian rights, trademarks, formulas and licenses of the Jeunesse by Francois Vautour and the GH3 skin care line.

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

NOTE 4 – NOTES PAYABLE:

The Company acquired the assets of Marshall Distributing LLC and EMS Business Development on July 1, 2006 and included in the consideration were three separate notes payable totaling $6,840,574. The first note payable was in the amount of $5,230,000 due and payable on September 1, 2007 at a variable rate of interest based on prime plus. The second note payable was for $770,000 due and payable on September 1, 2007 with an interest rate of 9.74%. The third note payable was in the amount of $840,574 payable over the next 18 years at 0% interest. The notes were properly classified between notes payable, current maturities of long term debt and long term for the year ending December 31, 2007. The creditor is currently working with the Company in an effort to resolve the debt by converting the existing note into a new convertible note that will satisfy the existing obligation subject to approval of the ongoing business strategy.

The Company also has historical notes payable totaling $1,827,933 including accrued interest and principal that were due and payable on December 31, 2007.   These notes payable consist of various amounts of principal and interest ranging from 9% to 14%. The Company is currently working on a debt restructure with related creditors for these amounts.

The Company has taken a second mortgage out on the building in Salt Lake City in the amount of $500,000 in February of 2007. The note was a short term note due and payable in September of 2007 with an interest rate of 10%. The creditor is currently working with the company in resolving the note.

The Company entered into a short term obligation with DL Claire in which the Company received $390,000 in November of 2007 and DL Claire received the balance of $260,000 for a $650,000 note, on which the Company was a co-signor. The obligation was originally due in May of 2008 and has been extended until September of 2008. The entire balance of $1,000,000 on the original 650,000 note is due and payable in September of 2008.

The summary of notes payable is as follows:	June 30, 2008	December 31, 2007
Notes Payable	$8,985,557	$9,116,089
Current Maturities of Long Term Debt	$56,722	$40,495
Long Term Debt	$943,479	$1,693,908

NOTE 5 – EQUITY

(a) REVERSE STOCK SPLITS:

On June 10, 2008, the Company enacted a 40,000 for 1 reverse stock split.  The financial statements have reflected this reverse stock split retroactively to the beginning of the reporting period of these financial statements.

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

During January 1 through June 30, of 2008 and January 1 through December 31, 2007,  no stock was issued out of the ESIP plan.  There are currently no shares issued and unsold under the ESIP plan.

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

During January 1 through May 31, 2007, the Company issued 972,400,000 shares out of the RSP plan.

The remaining shares were canceled  RSP Plan was subsequently withdrawn from registration in June of 2007.

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

During January 1 through December 31, 2007, the Company did not issue any Series B preferred stock.

During January 1 through June 30, 2008, the Company did not issue any Series B preferred stock.

During June of 2008 50,000,000 shares of  Series B Preferred stock was converted to common stock

RESTRICTED STOCK ISSUED TO OFFICERS (RELATED PARTY TRANSACTIONS):

During January 1 through December 31, 2007, the Company did not issue any additional stock to officers.

During January 1 through June 30, 2008, the Company issued 70,000,000 shares of  Series A preferred stock to its officers.

NOTE 6 - OTHER ASSETS:

Other assets include the Cal-Bay International Stock received in connection of the real estate transaction in June of 2005 in which the purchase price was paid with (1) 32,000,000 million shares of restricted Preferred Series B stock of Cal-Bay, guaranteed at .05 per share.  The current carrying value on the balance sheet is reflected at $1,133,548 as of  June 30, 2008 and December 31, 2007.

Other assets includes Live Market Advantage Stock in the amount of 1,800,000 shares valued at 2.50 per share for a total carrying value of $4,500,000. Live Market Advantage is a new company that provides full duplex bi-directional interactive sales and customer service for various businesses allowing for high exposure marketing of products and services.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

In the normal course of business the Company experienced a change in position by the Bureaus of Consumer Protection of Nevada and Maryland dealing with a now discontinued product the Company previously sold to the public.  A settlement was made with the Maryland Attorney General on the investigation regarding a change in position by the Bureaus of Consumer Protection of Nevada and Maryland dealing with a now discontinued product the Company previously sold to the public.  On May 4, 2006, Assurance of Voluntary Compliance documents were signed.  This includes a Civil Penalty of $100,000 and restitution to consumers of $25,000.  If the amount paid to consumers for claims is less than $25,000, the Civil Penalty will be increased to the difference between $25,000 and the amount paid in restitution.  The Civil Penalty is payable in monthly installments of $5,000 and the restitution is to be paid as claims are presented.  The Company has accrued a liability as of June 30, 2008 and December 31, 2007 in the amount of $125,000 for the above contingency.

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

As of September 18, 2006, Management finalized negotiations, initiated in 2003, with the Internal Revenue Service (“IRS”) to settle past taxes due.  An agreement was reached that the compromise previously submitted to the IRS was withdrawn on July 24, 2006.  The offer deposit of $250,000 was to be credited as the initial installment payment.  A second installment payment of $75,000 was to be paid within 90 days of the agreement acceptance date, September 18, 2006.  Payments of $50,000 per month will begin in the fourth month after the acceptance date and will continue each month until the liability is paid in full, approximately 10 months.  The payments were due by the 20th day of the month.  The company has been unable to perform and make the payments as a result of operating cash deficiency and therefore the company has accrued a liability for the above in the amounts of $592,222 and $575,231 for the periods ended June 30, 2008 and December 31, 2007.  The company is currently in re-negotiations with the IRS to establish a payment plan that they can maintain.

Global Media Corp. v. Gateway Distributors, Ltd., Case No. 06CV 13415.  United Stated District Court southern District of New York Filed January, 2007.  There has been a breech of contract suit filed by Global Media Corp., which alleges that a single meeting held on January 28, 2004 resulted in a series of agreements entered into by four entities for licensing and marketing of hair removal product known as “Forever Gone.”  Among those agreements, plaintiff alleges that defendant Gateway Distributors, Ltd. agreed to pay $2,000,000 in Gateway stock for marketing and materials and services.  Plaintiff thus claims that it assembled a team of consultants, provided materials, work, labor and services to us and that we failed to issue the stock.  The plaintiff has not yet identified the so-called agreements, consultants, nominees and the work and materials allegedly delivered.  The Plaintiff has confirmed that the so-called agreement with Gateway has never been reduced to writing.  Rather, counsel represented that its claim of an agreement with Gateway is based upon a combination of verbal statements and miscellaneous unidentified, writings.  Gateway asserts that it did not receive the consulting services and materials and expects the suit to be dismissed and is contemplating a counter suit against Global Media Inc.  The case was settled in April, 2008 by our agreement to issue $150,000 worth of our free-trading stock to the Plaintiff.

NOTE 9 - SUBSEQUENT EVENTS

In July of 2008, Elwood Sprenger accepted the position of Chairman of the Board for the Company.

The Securities and Exchange Commission has filed a complaint against Marshall Holdings International and two of its officers Messrs Rick Bailey CEO and Flo Ternes COO regarding an alleged abuse of  S-8 stock registration in which the company utilized an “ESIP” employee stock incentive plan. The commission asserts that the ESIP plan was used to raise capital in the form of an unregistered  public offering. The Company asserts that the plan was utilized to retain and incentivize the employees and followed the dictates of all the legal requirements as laid out by legal council. At this juncture, legal council is unable to predict what the possible outcome of these matters will be.

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

The discussion and financial statements contained herein are for the three months ended June 30, 2008 and 2007.  The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

Results of Operations

Comparison of consolidated results of operations for the second quarter ended June 30, 2008 with the second  quarter ended June 30, 2007.

Revenues.  Sales for the quarter ended June 30, 2008 decreased $1,499,000 to $243,000 from sales of $1,742,000 for the quarter ended June 30, 2007, a decrease of 86%.  The decrease in sales was primarily due to a few large transactions occurring in the first two quarters of 2007 and is not considered to be reoccurring.  Additionally sales decreased as a lack of working capital resulting in diminished inventory levels.  We are currently soliciting for bulk orders in the international markets but we are unable to forecast or project any large orders at this time.

Gross profit of $72,000 for the quarter ended June 30, 2008, was $1,219,000, or 94% lower than the gross profit of $1,291,000 for the quarter ended June 30, 2007.  As a percentage of sales, gross profit for the period ended June 30, 2008 as compared to the same period in the prior year decreased approximately 45% from 74% to 29%.  The decrease in gross profit as a percentage of sales primarily resulted from higher costs of product and discounted sales prices.

Expenses.  Selling, general and administrative expenses for the quarter ended June 30, 2008, totaled $621,000, which is a $300,000 or 33% decrease as compared to the 2007 period.  The change is attributable to a decrease in expenses associated with outside consulting paid with stock to certain consultants hired to assist Marshall with acquiring additional operations, real estate, product research and marketing plans as well as an overall cost cutting of general expenditures in an effort to minimize losses.

Losses.  We had a net loss from operations of $549,000 for the quarter ended June 30, 2008, compared to a net income from operations of $370,000 in 2007.  The majority of the change from an operating income in the second quarter of 2007 to an operating loss was due to diminished sales and substantially lower gross profit as a result.

At June 30, 2008, Marshall had a net operating loss for income tax purposes of approximately $28 million. The related deferred tax asset of approximately $9.1 million has been fully offset by a valuation reserve, as management of Marshall was unable to determine that it was more likely than not that such benefit would be realized.

Liquidity and Capital Resources

Our working capital needs and capital expenditure requirements have increased as a result of increased costs associated with operations.  Required working capital and capital expenditure requirements are expected to be met from cash flows from operations, potential future acquisitions, borrowings, and the sale of our equity securities.  For fiscal quarter ending June 30, 2008, our working capital decreased $1,042,,000 to a deficit working capital amount of $1,207,000 from a deficit $165,000 at December 31, 2007.  This decrease was primarily attributable to the reduction of inventory on hand and an increase in accounts payable.  For our purposes, we define working capital as accounts receivable plus inventory less accounts payable.

Operating Activities.  For fiscal quarter ending June 30, 2008, Marshall’s operations used cash flow of $498,000 compared to net cash used of $140,000 for the previous fiscal quarter, an increase of cash used of $358,000.  Cash was consumed by the loss of $1,383,000, less non-cash expenses of 104,000 for stock issued for services and 78,000 for depreciation. Other current assets provided cash from operations.  A decrease in accounts receivable of $51,000 provided cash.  Inventory levels decreased by $156,000, providing cash for operations as well.  Cash consumed in operations was reduced by the net increase of $836,000 in accounts payable and accrued expenses.

Investing Activities.  Marshall had a cash flow provided by investing activities of $1,236,000 in the quarter of 2008, as compared to cash provided by investing activities of $27,000 for the same period in 2007. cash flow from this activity was used to retire long term and short term debt.

Financing Activities.  Net cash used by financing activities was $750,000 during the quarter ended June 30, 2008 compared to net cash provided by financing activities of $123,000 for the same period in 2007. The cash used by financing activities resulted from a reduction in long term debt for the second quarter of 2008. The cash provided by financing activities for the first quarter of 2007 was primarily from the sale of restricted stock.

Other Results

Cash, cash equivalents and marketable securities totaled $7,100 as of June 30, 2008 compared to $19,000 at December 31, 2007, a decrease of $11,900.

Marshall’s stockholders equity decreased $1,279,000 to a negative stockholders equity of $3,196,000  as of June 30, 2008 from a negative stockholders equity of $1,917,000 as of December 31, 2007.

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

During the period ended January 1, 2008 through June 30, 2008,  we sold 415,000,000 or the equivalent of 10,375 post reverse stock split shares of our common stock in private transactions not involving a public offering.  All of the 10,375 shares bear a legend restricting their disposition.  The transactions were as follows:

•	On June 10, 2008, an employee converted 10,000,000 shares of the Series B Preferred stock of the registrant into 10,000,000 shares of common stock of the registrant.

•	On June 10, 2008, an employee converted 15,000,000 shares of the Series B Preferred stock of the registrant into 15,000,000 shares of common stock of the registrant.

•	On June 11, 2008, an employee converted 5,000,000 shares of the Series B Preferred stock of the registrant into 5,000,000 shares of common stock of the registrant.

•	On June 11, 2008, an employee converted 10,000,000 shares of the Series B Preferred stock of the registrant into 10,000,000 shares of common stock of the registrant.

•	On June 12, 2008, an investor purchased 2,500,000 shares of common stock of the registrant for the purchase price of $250, as a result of the exercise of an option.

•	On June 13, 2008, an employee converted 9,000,000 shares of the Series B Preferred stock of the registrant into 9,000,000 shares of common stock of the registrant.

•	On June 25, 2008, an employee converted 1,000,000 shares of the Series B Preferred stock of the registrant into 1,000,000 shares of common stock of the registrant.

•	On June 30, 2008, an investor purchased 2,500,000 shares of common stock of the registrant for the purchase price of $250, as a result of the exercise of an option.

All purchasers were provided with access to all of our filings with the United States Securities and Exchange Commission, including the following:

•	Our annual report to stockholders for the most recent fiscal year and a copy of our most recent Form 10-KSB under the Exchange Act.

•	The information contained in an annual report on Form 10-KSB under the Exchange Act.

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

Date: August 19, 2008.

	By	/s/ Richard A. Bailey
Richard A. Bailey, Chief Executive Officer

	By	/s/ W. Jamie Plante
W. Jamie Plante, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard A. Bailey	Chief Executive Officer and Chairman of the Board of Directors	August 19, 2008
/s/ Florian R. Ternes	Director, Chief Operating Officer and Secretary	August 19, 2008
/s/ W. Jamie Plante	Chief Financial Officer	August 19, 2008