Form 10-Q
period 2008-09-30
MARSHALL HOLDINGS INTERNATIONAL, INC.
filed 2008-11-19
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File No. 000-27879

Marshall Holdings International, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0301278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2750 West Brooks Avenue, Suite 103	89032
North Las Vegas, Nevada	(Zip Code)
(Address of principal executive offices)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of September 30, 2008: 55,236,833 shares of common stock, with a par value of $0.001 per share.

PART I
Financial Information

Item 1.	Financial Statements.

As used herein, the term “Marshall” refers to Marshall Holdings International, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated.  Unaudited, interim, condensed, consolidated financial statements including a balance sheet for Marshall as of the period September 30, 2008, and statements of operations, and statements of cash flows, for interim periods up to the date of such balance sheet and the comparable period of the preceding year are set forth below in this report.

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

MARSHALL HOLDINGS INTERNATIONAL, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	UNAUDITED September 30, 2008	December 31, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,986	19,045
Accounts Receivable (net allowance of 78,179 & 81,611)	15,764	76,715
Inventories	406,583	623,247
Note Receivable	-	4,395,375
Prepaids	1,132	24,925
Total Current Assets	446,465	5,139,307

PROPERTY & EQUIPMENT
Property and Equipment, at cost	659,183	3,583,390
(Less) accumulated depreciation and amortization	(452,010)	(558,063)
Total Property & Equipment	207,173	3,025,327

OTHER ASSETS
Customer Lists	500,000	500,000
Distributor Rights	672,400	672,400
Websites and e-commerce Programs	797,400	797,400
Other Assets	6,197,138	1,752,382
Total Other Assets	8,166,938	3,722,182

Total Assets	8,820,576	11,886,816

(See Notes to Financial Statements)

The accompanying notes are an integral part of the audited financial statements.

MARSHALL HOLDINGSINTERNATIONAL, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	UNAUDITED September 30, 2008	December 31, 2007
LIABILITIES

CURRENT LIABILITIES:
Accounts payable:
Trade Regular	$1,055,671	864,462

Accrued expenses:
Payroll and employee benefits	866,494	766,715
Payroll taxes	388,203	272,096
Interest	520,411	520,411
Other	172,806	529,876
Notes Payable	2,563,462	9,116,089
Current maturities of long-term debt	-	40,495

Total current liabilities	5,567,047	12,110,144

Long Term Debt	6,421,549	1,693,908
Debt Discount	(1,137,680)
LONG-TERM DEBT	5,283,869	1,693,908

Total Liabilities	11,988,596	13,804,052

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY

Series A Preferred stock - $.001 par value; Authorized - 200,000,000 shares; Issued and outstanding at September 30, 2008 and December 31 2007 98,915,125 and 28,915,125, respectively	98,915	28,915

Series B Preferred stock - $.001 par value; Authorized - 200,000,000 shares; Issued and outstanding at September 30, 2008 and December 31, 2007 135,000,000 and 185,000,000, respectively	150,100	185,000

Common stock, - $.001 par value Authorized at September 30, 2008 and December 31, 2007 200,000,000 and 25,000,000,000 respectively, Issued and outstanding at September 30, 2008 and December 31, 2007 55,236,833 and 6,577,357,320 respectively	55,237	6,577,357
Additional paid-in capital	25,823,676	17,976,624
Accumulated (deficit)	(28,158,268)	(26,685,132)

Total Stockholders' Equity	(2,030,340)	(1,917,236)

Total Liabilities & Stockholders' Equity	$8,820,576	11,886,816

(See Notes to Financial Statements)

The accompanying notes are an integral part of the audited financial statements.

MARSHALL HOLDINGS INTERNATIONAL, INC.AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(CONDENSED FINANCIAL STATEMENTS)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

SALES	$135,150	$454,649	690,221	$4,937,353

COST OF SALES	41,984	260,896	362,717	1,434,183

GROSS PROFIT	93,166	193,753	327,504	3,503,170
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Depreciation Expense	3,689	33,297	81,933	97,169
Professional Services Not Classified Elsewhere	167,979	53,796	438,230	548,495
Product Development	-	11,128	7,069	63,549
All Other Selling, General and Administrative	181,395	711,248	1,122,137	2,411,642

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	353,063	809,469	1,649,369	3,120,855

INCOME (LOSS) FROM OPERATIONS	(259,897)	(615,716)	(1,321,865)	382,315

OTHER INCOME (EXPENSE):
Other Income		6		110,692
Loss on Disposal of Property	(117,000)		(207,423)	(12,319)
Debt Restructure Forgiveness Income	290,000		290,000
Interest Income		64,237	63,232	161,423
Interest Expense	(3,630)	(159,735)	(297,080)	(358,950)

TOTAL OTHER INCOME (EXPENSE):	169,370	(95,492)	(151,271)	(99,154)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(90,527)	$(711,208)	(1,473,136)	283,161

PROVISION FOR INCOME TAXES	(0.00)	(0.00)	(0.00)	(0.00)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.00)	(0.00)	$(0.00)

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK	11,057,403	39,761	5,607,794	46,659

See Notes to Financial Statements

The accompanying notes are an integral part of the audited financial statements.

MARSHALL HOLDINGS INTERNATIONAL, INC.  AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONDENSED INTERIM FINANCIAL STATEMENTS)

	Nine Months Ended
	September 30,	September 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:

Net (Loss)/Income	$ (1,473,136)	$283,161
Adjustments to reconcile Net (Loss) Income to net cash provided by operating activities:
Stock Issued for Services	222,351	397,350
Depreciation	81,933	97,169
Changes in operating assets and liabilities:
Decrease in Accounts Receivable	60,951	49,162
Decrease in Inventory	216,664	344,158
(Increase) Decrease in Other Current Assets	(80,832)	(2,693,493)
Increase (Decrease) in Accounts Payable	191,209	467,590
Increase (Decrease) in Other Current Liabilities	(1,856,068)	836,753

Net cash provided (used) by operating activities	(2,636,928)	(218,150)

CASH FLOWS FROM INVESTING ACTIVITIES:

(Purchase) of Prop., Plant & Equipment		(33,567)
Proceeds from sale of Prop., Plant & Equip	2,736,222
(Increase) in Other Assets	55,244	48,065

Net cash provided by investing activities	2,791,467	14,499
CASH FLOWS FROM FINANCING ACTIVITIES:

Decrease in Term Debt	(1,288,277)
Debt Discount	1,137,680
Increase of Long Term Debt		65,323
Proceeds from issuance of stock	0	80,000

Net cash (used) provided by financing activities	(150,597)	145,323

Net cash (Decrease) Increase for period	3,941	(58,328)
Cash at beginning of period	19,045	61,083

Cash at end of period	$22,986	$2,756

NON-CASH INVESTING AND FINANCING ACTIVITIES
Inc0rease in Investments	4,500,000
Decrease in Notes Payable	(4,500,000)
Decrease in Current Liabilities	(4,878,238)
Increase in Long Term Debt	4,878,238

See Notes to Financial Statements

The accompanying notes are an integral part of the audited financial statements.

MARSHALL HOLDINGS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and December 31, 2007

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

(d) - RECEIVABLE ESIP STOCK PLAN

Stock sales through the Employee Stock Incentive Plan (ESIP) sold at year end historically were reported as a receivable rather than negative equity provided they are received within 60 days after year end.  The Company has ceased the (ESIP) program and does not intend on reinstating it.

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

Depreciation expense for the quarters ended September 30, 2008 and 2007 was $81,933 and $97,169, respectively.

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

At September 30, 2008, Marshall had a net operating loss for income tax purposes of approximately $28 million. The related deferred tax asset of approximately $9.1 million has been fully offset by a valuation reserve, as management of Marshall was unable to determine that it was more likely than not that such benefit would be realized.

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

(n) - EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are computed on a weighted average of shares issued and outstanding through the year.  The potential common stock equivalents relate to outstanding stock options and series B preferred stock. However, since the Company has net operating losses for the periods ending September 30, 2008 and December 31, 2007, the common stock equivalents would be anti-dilutive.  Therefore, basic and diluted EPS are the same.

(o) - ADVERTISING COSTS.

The Company conducts non-direct response advertising for which the costs are expensed when incurred.  Total advertising costs of $1,296 and $4,350 were incurred for the quarters ended  September 30, 2008 and 2007, respectively.

The Company had capitalized the advertising costs associated with the production of an infomercial in previous years in accordance with the Statement of Position 93-7 Reporting on Advertising Costs.  The company has determined that the viability of the infomercial was no longer valid.  The company expensed the capitalized costs in the fourth quarter of 2007 in the amount of $ 414,222.

(p) – RECLASSIFICATIONS

Certain Prior period amounts have been reclassified to conform to the current financial statement presentation.

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

(t) – INTERIM FINANCIAL REPORTING

These consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

NOTE 4 – NOTES PAYABLE:

The Company acquired the assets of Marshall Distributing LLC and EMS Business Development on July 1, 2006 and included in the consideration were three separate notes payable totaling $6,840,574. The first note payable was in the amount of $5,230,000 due and payable on September 1, 2007 at a variable rate of interest based on prime plus. The second note payable was for $770,000 due and payable on September 1, 2007 with an interest rate of 9.74%. The third note payable was in the amount of $840,574 payable over the next 18 years at 0% interest. The notes were properly classified between notes payable, current maturities of long term debt and long term debt for the year ending December 31, 2007. The creditor has restructured the debt as noted below.

The Company has taken a second mortgage out on the building in Salt Lake City in the amount of $500,000 in February of 2007. The note was a short term note due and payable in September of 2007 with an interest rate of 10%. The creditor is currently working with the company in resolving the note.

The Company was able to successfully restructure a significant portion of its debt noted above. The note payable for $5,230,000 and the second mortgage on the building for $500,000 were consolidated and converted to a convertible note with a principle face value of $4,878,238 with a 0% interest rate.

The company has recognized a debt discount amount related to the convertible notes stated above in the amount of $1,137,680 and will be amortized over the life of the note. This is in accordance with the redemptive timing over the term of the note. As the note were executed at the end of the third quarter, the Interest expense recognized as a result will be reflected in the fourth quarter and going forward over the term of the note.

The Company also has historical notes payable totaling $1,827,933 including accrued interest and principal that were due and payable on December 31, 2007.   These notes payable consist of various amounts of principal and interest ranging from 9% to 14%. The Company is currently working on a debt restructure with related creditors for these amounts.

The Company entered into a short term obligation with DL Claire in which the Company received $390,000 in November of 2007 and DL Claire received the balance of $260,000 for a $650,000 note, on which the Company was a co-signor. The obligation was originally due in May of 2008 and has been extended until September of 2008. The entire balance of $1,000,000 on the original 650,000 note was due and payable in September of 2008. The company is in the process of renegotiating the terms of the debt and believes it will receive a 12 month extension.

The summary of notes payable is as follows:	September 30, 2008		December 31, 2007
Notes Payable		$2,563,462	$9,116,089
Current Maturities of Long Term Debt	$		$40,495
Long Term Debt		$6,421,549	$1,693,908

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

During January 1 through September 30, of 2008 and January 1 through December 31, 2007, no stock was issued out of the ESIP plan.  There are currently no shares issued and unsold under the ESIP plan. The company has discontinued the ESIP plan and has no intention of reinstating it.

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

The RSP Plan was subsequently withdrawn from registrationin June of 2007.

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

During January 1 through December 31, 2007, the Company did not issue any Series B preferred stock.

During January 1 through September 30, 2008, the Company did not issue any Series B preferred stock.

During June of 2008 50,000,000 shares of Series B Preferred stock was converted to common stock

RESTRICTED STOCK ISSUED TO OFFICERS (RELATED PARTY TRANSACTIONS):

During January 1 through December 31, 2007, the Company did not issue any additional stock to officers.

During January 1 through September 30, 2008, the Company issued 70,000,000 shares of Series A preferred stock to its officers.

NOTE 6 - OTHER ASSETS:

Other Assets include the Cal-Bay International Stock received in connection of the real estate transaction in June of 2005 in which  The purchase price was paid with (1) 32,000,000 million shares of restricted Preferred Series B stock of Cal-Bay, guaranteed at .05 per share.  The current carrying value on the balance sheet is reflected at $1,133,548 as of  September 30, 2008 and December 31, 2007.

Other Assets includes Live Market Advantage Stock in the amount of 1,800,000 shares valued at 2.50 per share for a total carrying value of $4,500,000. Live Market Advantage is a new company the provides full duplex bi-directional interactive sales and customer service for various businesses allowing for high exposure marketing of products and services.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

In the normal course of business the Company experienced a change in position by the Bureaus of Consumer Protection of Nevada and Maryland dealing with a now discontinued product the Company previously sold to the public.  A settlement was made with the Maryland Attorney General on the investigation regarding a change in position by the Bureaus of Consumer Protection of Nevada and Maryland dealing with a now discontinued product the Company previously sold to the public.  On May 4, 2006, Assurance of Voluntary Compliance documents were signed.  This includes a Civil Penalty of $100,000 and restitution to consumers of $25,000.  If the amount paid to consumers for claims is less than $25,000, the Civil Penalty will be increased to the difference between $25,000 and the amount paid in restitution.  The Civil Penalty is payable in monthly installments of $5,000 and the restitution is to be paid as claims are presented.  The Company has accrued a liability as of September 30, 2008 and December 31, 2007 in the amount of $125,000 for the above contingency.

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

As of September 18, 2006, Management finalized negotiations, initiated in 2003, with the Internal Revenue Service (“IRS”) to settle past taxes due.  An agreement was reached that the compromise previously submitted to the IRS was withdrawn on July 24, 2006.  The offer deposit of $250,000 was to be credited as the initial installment payment.  A second installment payment of $75,000 was to be paid within 90 days of the agreement acceptance date, September 18, 2006.  Payments of $50,000 per month will begin in the fourth month after the acceptance date and will continue each month until the liability is paid in full, approximately 10 months.  The payments were due by the 20th day of the month.  The company has been unable to perform and make the payments as a result of operating cash deficiency and therefore the company has accrued a liability for the above in the amounts of $592,222 and $575,231 for the periods ended September 30, 2008 and December 31, 2007.  The company is currently in re-negotiations with the IRS to establish a payment plan that they can maintain.

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

NOTE 9 - SUBSEQUENT EVENTS:

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

As of November 10, 2008, Rick Bailey resigned as President and Chief Executive Officer and director and Florian Ternes resigned as Secretary and Chief Operating Officer and director. The board appointed Elwood Sprenger the Chief Executive Officer and President and Mr. Sprenger remains the Chairman of the Board of Directors.

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

The discussion and financial statements contained herein are for the three months ended September 30, 2008 and 2007.  The following discussion should be read in conjunction with our financial statements and the notes thereto included herewith.

Results of Operations

Comparison of consolidated results of operations for the third quarter ended September 30, 2008 with the third quarter ended September 30, 2007.

Revenues.  Sales for the quarter ended September 30, 2008 decreased $319,000 to $135,000 from sales of $455,000 for the quarter ended September 30, 2007, a decrease of 70%.  The decrease in sales was primarily due to a lack of working capital resulting in diminished inventory levels.  The company is repositioning itself under the direction of new executive management and continues to seek for additional capital.

Gross profit of $93,000 for the quarter ended September 30, 2008, was $101,000, or 52% lower than the gross profit of 194,000 for the quarter ended September 30, 2007.  As a percentage of sales, gross profit for the period ended September 30, 2008 as compared to the same period in the prior year increased approximately 26% from 43% to 69%.  The increase in gross profit as a percentage of sales primarily resulted from lower cost of product and greater sales in higher margin products.

Expenses.  Selling, general and administrative expenses for the quarter ended September 30, 2008, totaled $353,000, which is a $456,000 or 56% decrease as compared to the 2007 period.  The change is attributable to a decrease in internal payroll expenses and other reduced general expenditures in an effort to minimize losses.

Losses.  We had a net loss from operations of $260,000 for the quarter ended September 30, 2008, compared to a net loss from operations of $616,000 in 2007.  The majority of the decrease in net operating loss from the third quarter of 2007 to the third quarter of 2008 was the decrease in expenses as the company cut operating expenses significantly.

At September 30, 2008, Marshall had a net operating loss for income tax purposes of approximately $28 million. The related deferred tax asset of approximately $9.1 million has been fully offset by a valuation reserve, as management of Marshall was unable to determine that it was more likely than not that such benefit would be realized.

Liquidity and Capital Resources

Our working capital needs and capital expenditure requirements have decreased as a result of decreased costs associated with operations.  Required working capital and capital expenditure requirements are expected to be met from cash flows from operations, potential future acquisitions, borrowings, and the sale of our equity securities.  For nine months ended September 30, 2008, our working capital decreased $468,000 to a deficit working capital amount of $633,000 from a deficit $165,000 at December 31, 2007.  This decrease was primarily attributable to the reduction of inventory on hand and an increase in accounts payable.  For our purposes, we define working capital as accounts receivable plus inventory less accounts payable.

Operating Activities.  For nine months ending September 30, 2008, Marshall’s operations used cash flow of $2,637,000 compared to net cash used of $218,000 for the previous nine months ended, an increase of cash used of $2,419,000.  Cash was consumed by the loss of $1,473,000, less non-cash expenses of 222,000 for stock issued for services and 82,000 for depreciation. Other current assets provided cash from operations.  A decrease in accounts receivable of $61,000 provided cash.  Inventory levels decreased by $217,000, providing cash for operations as well.  Cash consumed in operations was reduced by the net increase of $191,000 in accounts payable and was increased by a reduction in other current liabilities of 1,856,000.

Investing Activities.  Marshall had a cash flow provided by investing activities of $2,791,000 in the period ending in the third quarter of 2008, as compared to cash provided by investing activities of $15,000 for the same period in 2007. Cash flow from this activity was used to retire long term and short term debt.

Financing Activities.  Net cash used by financing activities was $151,000 during the nine months ended September 30, 2008 compared to net cash provided by financing activities of $145,000 for the same period in 2007. The cash used by financing activities resulted from a reduction in long term debt for the nine months ended September 30, 2008. The cash provided by financing activities for the first quarter of 2007 was primarily from the sale of restricted stock and the issuance of debt.

Other Results

Cash, cash equivalents and marketable securities totaled $23,000 as of September 30, 2008 compared to $19,000 at December 31, 2007, an increase of $4,000.

Marshall’s stockholders equity decreased $1,251,000 to a negative stockholders equity of $3,168,000  as of September 30, 2008 from a negative stockholders equity of $1,917,000 as of December 31, 2007.

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

Marshall has issued a total of 70 million shares of our Series A preferred stock to Richard A. Bailey, our former chief executive officer, and Florian R. Ternes, our chief operating officer, and secretary, as of April 9, 2008 for debt owed to them by us in part of a debt restructuring transaction.  Marshall is currently in the process of restructuring as much debt as possible for the relative health of the company in order to satisfy current obligations.

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

Global Media Corp. v. Gateway Distributors, Ltd., Case No. 06CV 13415 filed in the United Stated District Court southern District of New York on January, 2007.  This was a breech of contract suit filed by Global Media Corp., which alleged that a single meeting held on January 28, 2004 resulted in a series of agreements entered into by four entities for licensing and marketing of hair removal product known as “Forever Gone.”  Among those agreements, the plaintiff alleges that we agreed to pay $2,000,000 in our common stock for marketing and materials and services.  The plaintiff claims that it assembled a team of consultants, provided materials, work, labor and services to us and that we failed to issue the stock.  The case was settled in April 2008 by our agreement to issue $150,000 worth of our free-trading stock to the plaintiff, pursuant to Section 3(a)(10) of the Securities Act of 1933 and of the New York General Business Law, Article 23-A, §359-f(l), Subdivision 2.  On May 8, 2008, the requisite court order was entered.  The company has been issuing Global Media stock as directed by the district court on a monthly basis since June of 2008.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended January 1, 2008 through September 30, 2008, the company sold 415,000,000 or the equivalent of 10,375 post reverse stock split shares of our common stock in private transactions not involving a public offering.  All of the 10,375 shares bear a legend restricting their disposition.  The transactions were as follows:

•	On February 14, 2008, we issued 1,250 shares of our common stock to Preferred Ventures Ltd., in exchange for services rendered valued at $5,000.

•	On February 14, 2008, we issued 1,625 shares of our common stock to Stephanie Buress, in exchange for services rendered valued at $6,500.

•	On February 28, 2008, we issued 7,500 shares of our common stock to Diversified Holdings, in exchange for services rendered valued at $60,000.

•	On June 12, 2008 Jacob Canceli exercised an option for 2,500,000 shares of stock.

•	On June 30, 2008 Jacob Canceli exercised an option for an additional 2,500,000 shares of stock.

All of the shares described in this report were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act.  The certificates evidencing the shares bore legends restricting their transfer.  The investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the purchase of our shares.  Our securities were sold only to an accredited investor, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion.  Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

The purchaser was provided with access to our filings with the SEC, including the following:

•
Our annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by the purchaser in writing, a copy of our most recent Form 10-K under the Exchange Act.

•	The information contained in an annual report on Form 10-K under the Exchange Act.

•
The information contained in any reports or documents required to be filed by us under Sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

•	A brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in our affairs that are not disclosed in the documents furnished.

Item 3.	Defaults Upon Senior Securities.

We are currently in default on the CAMOFI Note Payable but are in the process of negotiating and extension of time. Current discussions have given us reason to believe that a 12 month extension will be granted as the company is in the process of restructuring some of it’s debt.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Identification of Exhibit
31.1*	Certification of Elwood Sprenger, Chief Executive Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of W. Jamie Plante, Chief Financial Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Elwood Sprenger, Chief Executive Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of W. Jamie Plante, Chief Financial Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
_______
*	Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL HOLDINGS INTENATIONAL, INC.

Date: November 19, 2008.

	By	/s/ Elwood Sprenger
Elwood Sprenger, Chief Executive Officer

	By	/s/ W. Jamie Plante
W. Jamie Plante, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Elwood Sprenger	Chairman of the Board of Directors, Chief Executive Officer and President	November 19, 2008
/s/ W. Jamie Plante	Chief Financial Officer Vice President and Secretary	November 19, 2008