Form 10-Q/A
period 2008-09-30
MARSHALL HOLDINGS INTERNATIONAL, INC.
filed 2008-12-04
CIK 1062760

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q/A
Amendment No. 1

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

Or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File No. 000-27879

Marshall Holdings International, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0301278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2750 West Brooks Avenue, Suite 103 North Las Vegas, Nevada	89032
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

On November 19, 2008, we filed with the Securities and Exchange Commission our Quarterly Report on Form 10-Q for the period ended September 30, 2008.  This Amendment No. 1 to our Quarterly Report on Form 10-Q is being filed to correct information for Part II, Item 1, Legal Proceedings, contained in our Quarterly Report on Form 10-Q.  We inadvertently omitted the inclusion of an action of enforcement by the Securities and Exchange Commission dated August 6, 2008.  The information was disclosed in the notes to our financial statements but was not set out in Item 1 of Part II of our Quarterly Report.

The filing of this Form 10-Q/A, Amendment No. 1, is not an admission that our Form 10-Q for the quarter ended September 30, 2008 when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

Except as described herein, no other changes have been made to our Quarterly Report on Form 10-Q.  We have not updated the disclosures in this Form 10-Q/A, Amendment No. 1, to speak as of a later date or to reflect events which occurred at a later date, except as noted.

PART I
Financial Information

Item 1.	Financial Statements.

Incorporated by reference from the registrant’s report on Form 10-Q dated November 19, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference from the registrant’s report on Form 10-Q dated November 19, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

See Item 4(T) below.

Item 4(T).	Controls and Procedures.

Incorporated by reference from the registrant’s report on Form 10-Q dated November 19, 2008.

PART II
Other Information

Item 1.	Legal Proceedings.

Global Media Corp. v. Gateway Distributors, Ltd., Case No. 06CV 13415 filed in the United Stated District Court southern District of New York in January 2007.  This was a breech of contract suit filed by Global Media Corp., which alleged that a single meeting held on January 28, 2004 resulted in a series of agreements entered into by four entities for licensing and marketing of hair removal product known as “Forever Gone.”  Among those agreements, the plaintiff alleges that we agreed to pay $2,000,000 in our common stock for marketing and materials and services.  The plaintiff claims that it assembled a team of consultants, provided materials, work, labor and services to us and that we failed to issue the stock.  The case was settled in April 2008 by our agreement to issue $150,000 worth of our free-trading stock to the plaintiff, pursuant to Section 3(a)(10) of the Securities Act of 1933 and of the New York General Business Law, Article 23-A, §359-f(l), Subdivision 2.  On May 8, 2008, the requisite court order was entered.  The company has been issuing Global Media stock as directed by the district court on a monthly basis since June of 2008.

Securities and Exchange Commission v. Angel Acquisition Corp. f/k/a Palomar Enterprises, Inc., Marshall Holdings International, Inc. f/k/a Gateway Distributors, Ltd., NW Tech Capital, Inc. f/k/a Cybertel Capital Corp., Winsted Holdings, Inc., Zann Corp., Richard A. Bailey, Mark T. Ellis and Florian R. Ternes, Case No. SACV08-880 filed in the United States District Court Central District of California, filed on August 6, 2008.  The complaint against the registrant and two of its then officers and directors, Richard A. Bailey and Florian R. Ternes, alleged violations of Section 5 of the Securities Act of 1933, as amended, in connection with the issuance of shares of the common stock of the registrant pursuant to Form S-8 registration statements filed by the registrant.  The Commission seeks to permanently enjoin the registrant and Messrs. Bailey and Ternes from engaging in the wrongful conduct alleged in the complaint and also seeks other relief, including disgorgement of alleged ill-gotten gains together with prejudgment interest and civil money penalties.  The registrant and Messrs. Bailey and Ternes have denied any wrong doing and are in the process of trying to settle the alleged claims.  It is hoped that the matters alleged in the complaint will be resolved shortly.  In view of the attempted settlement, the Commission has granted an extension with respect to the filing of any answers to the complaint by the registrant and Messrs. Bailey and Ternes.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Incorporated by reference from the registrant’s report on Form 10-Q dated November 19, 2008.

Item 3.	Defaults Upon Senior Securities.

Incorporated by reference from the registrant’s report on Form 10-Q dated November 19, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Identification of Exhibit
31.1*	Certification of Elwood Sprenger, Chief Executive Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of W. Jamie Plante, Chief Financial Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Elwood Sprenger, Chief Executive Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of W. Jamie Plante, Chief Financial Officer of Marshall Holdings International, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*      Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARSHALL HOLDINGS INTENATIONAL, INC.

Date: December 4, 2008.
	By	/s/ Elwood Sprenger
Elwood Sprenger, Chief Executive Officer

	By	/s/ W. Jamie Plante
W. Jamie Plante, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Elwood Sprenger	Chairman of the Board of Directors, Chief Executive Officer and President	December 4, 2008
/s/ W. Jamie Plante	Chief Financial Officer, Vice President and Secretary	December 4, 2008